Form 10-Q
period 2018-06-30
Summit Semiconductor Inc.
filed 2018-09-14
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 001-38608

Summit Wireless Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3107828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6840 Via Del Oro Ste. 280

San Jose, CA 95119

(Address of principal executive offices) (Zip Code)

(408) 627-4716

(Registrant’s telephone number, including area code)

Summit Semiconductor, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock outstanding as of September 14, 2018 is 15,261,178.

EXPLANATORY NOTE

The Registrant’s filing of this Quarterly Report on Form 10-Q is deemed timely if made within forty-five (45) days following the effective date of its Registration Statement on Form S-1 (File No. 333-224267) pursuant to Rule 13a-13(a) of the Securities Exchange Act of 1934, as amended.

SUMMIT WIRELESS TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2018

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Summit Wireless Technologies, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$425,244	$249,143
Accounts receivable, net	6,938	54,789
Inventories	816,026	692,884
Prepaid expenses and other current assets	610,157	203,444
Total current assets	1,858,365	1,200,260

Restricted cash
Property and equipment, net	81,793	64,662
Intangible assets, net	77,779	94,445
Other assets	97,546	97,546
Total assets	$2,115,483	$1,456,913

Liabilities, Preferred Stock and Stockholders' Deficit
Current Liabilities:
Accounts payable	$2,026,995	$1,331,936
Accrued liabilities	775,306	715,220
Accrued interest	6,993,576	1,867,103
Promissory notes	2,250,000	-
Convertible notes payable	17,659,868	5,241,361
Total current liabilities	29,705,745	9,155,620
Derivative liability	25,776,000	20,832,000
Warrant liability	5,349,786	1,227,786
Total liabilities	60,831,531	31,215,406

Commitments and contingencies (Note 9)
Preferred stock, par value $0.0001; 20,000,000 shares authorized; 2,762,594 shares issued and outstanding as of June 30, 2018 and December 31, 2017 (liquidation preference of $12,432,000 as of June 30, 2018)	64,734,841	64,734,841
Stockholders' Deficit:
Common stock, par value $0.0001; 200,000,000 shares authorized; 325,148 and 324,821 shares issued and outstanding as of June 30, 2018 and December 31, 2017	33	32
Additional paid-in capital	17,640,826	13,831,943
Accumulated other comprehensive loss	(42,946)	(41,886)
Accumulated deficit	(141,048,802)	(108,283,423)
Total stockholders' deficit	(123,450,889)	(94,493,334)
Total liabilities, preferred stock and stockholders' deficit	$2,115,483	$1,456,913

(1)	The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated balance sheet as of that date.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2018 and 2017
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue, net	$379,819	$244,364	$661,614	$704,967
Cost of revenue	433,185	368,134	831,632	784,340
Gross profit	(53,366)	(123,770)	(170,018)	(79,373)

Operating Expenses:
Research and development	992,999	910,304	2,597,806	1,874,930
Sales and marketing	469,287	388,824	1,381,367	884,086
General and administrative	418,069	291,780	1,648,700	587,145
Total operating expenses	1,880,355	1,590,908	5,627,873	3,346,161
Loss from operations	(1,933,721)	(1,714,678)	(5,797,891)	(3,425,534)
Interest expense	(10,592,693)	(2,373,678)	(19,330,593)	(3,862,433)
Change in fair value of warrant liability	(4,358,000)	47,368	(4,249,000)	(16,684)
Change in fair value of derivative liability	(2,572,000)	-	(3,386,000)	-
Other income (expense), net	(579)	(2,357)	105	(6,065)
Loss before provision for income taxes	(19,456,993)	(4,043,345)	(32,763,379)	(7,310,716)
Provision for income taxes	-	-	2,000	2,950
Net loss	$(19,456,993)	$(4,043,345)	$(32,765,379)	$(7,313,666)

Net loss per common share - basic and diluted	(59.84)	(11.84)	(100.80)	(21.42)

Weighted average number of common shares used in computing net loss per common share	325,148	341,488	325,041	341,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2018 and 2017
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(19,456,993)	$(4,043,345)	$(32,765,379)	$(7,313,666)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(454)	(2,124)	(1,060)	(3,032)
Comprehensive loss	$(19,457,447)	$(4,045,469)	$(32,766,439)	$(7,316,698)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

 (unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(32,765,379)	$(7,313,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,226	42,330
Stock compensation expense	2,156,394	-
Amortization of intangible asset	16,666	-
Amortization of debt discounts	14,191,254	2,591,022
Change in fair value of warrant liability	4,249,000	16,684
Change in fair value of derivative liability	3,386,000	-
Compensation expense for issuance of consultant warrants	65,000	-
Changes in operating assets and liabilities:
Accounts receivable	47,851	(90,806)
Inventories	(123,142)	(41)
Prepaid expenses and other assets	(406,713)	(151,551)
Accounts payable	743,437	(11,419)
Accrued liabilities	60,086	(1,047,488)
Accrued interest	5,137,140	1,262,780
Net cash used in operating activities	(3,223,180)	(4,702,154)

Cash flows from investing activities:
Purchases of property and equipment	(36,357)	(2,095)
Net cash used in investing activities	(36,357)	(2,095)

Cash flows from financing activities:
Proceeds from issuance of promissory notes	2,002,000	2,451,558
Proceeds from issuance of convertible notes payable	1,434,698	2,308,475
Repayment of convertible notes payable	-	(67,500)

Net cash provided by financing activities	3,436,698	4,692,533
Effect of exchange rate changes on cash and cash equivalents	(1,060)	(3,032)
Net increase (decrease) in cash and cash equivalents	176,101	(14,748)

Cash and cash equivalents as of beginning of year	249,143	92,262

Cash and cash equivalents as of end of year	425,244	77,514

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$2,000	$2,950

Noncash Investing and Financing Activities:
Issuance of warrants in connection with convertible notes payable	$795,000	$2,356,938
Beneficial conversion feature of convertible notes payable	$665,000	$2,209,393
Reclassification of warrant from liability to equity	$192,000	$-
Issuance of convertible notes payable upon amendment of promissory notes	$-	$150,000
Issuance of convertible notes in lieu of employee expense payments	$50,000	$-
Reduction of convertible notes payable by shipment of inventories	$-	$277,725
Conversion of accrued interest to accounts payable	$1,622	$-
Conversion of interest to convertible notes payable as principal	$9,045	$12,518
Issuance of convertible notes payable in lieu of vendor expense payment	$-	$12,000
Fair value of derivative liability in connection with issuance of notes payable	$1,558,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

1.	Business and Viability of Operations

Summit Wireless Technologies, Inc. (f/k/a Summit Semiconductor, Inc.) (also referred to herein as “we”, “us”, “our”, or the “Company”) was originally formed as a limited liability company in Delaware on July 23, 2010. The Company develops wireless audio integrated circuits for home entertainment and professional audio markets. On December 31, 2017, the Company converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”). Prior to the Conversion, the Company had been taxed as a partnership for federal and state income tax purposes, such that the Company’s taxable income was reported by its members in their respective tax returns. Following the Conversion, the Company will now be taxed as a corporation. In connection with the Conversion, the Company’s Board of Directors approved a 15-for-1 reverse split of the Company’s units into stock. All unit and stock data in this report have been retroactively adjusted to reflect the split. In connection with the Conversion, the Company authorized 20,000,000 shares of preferred stock and 200,000,000 shares of common stock and issued 324,821 shares of common stock to such investors previously holding 4,872,221 common membership interests and 2,762,594 shares of convertible preferred stock to such investors previously holding 41,438,818 preferred membership interests. Such shares of common stock and preferred stock were fully paid, nonassessable shares of stock of the Company.

Liquidity and management plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of June 30, 2018, the Company had an accumulated deficit of approximately $141.0 million and cash and cash equivalents of approximately $0.4 million and has not generated positive cash flows from operations. As a result of these conditions, management has concluded that substantial doubt about the Company’s ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable the Company will be unable to meet its obligations as they become due within one year after the date of issuance of the interim condensed consolidated financial statements.

Management expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Based on current operating levels and required debt repayments, the Company will need to raise additional funds by selling additional equity or incurring additional debt. To date, the Company has not generated significant revenues and has been able to fund its operations through private equity financings from various investors and debt financings. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. Management intends to raise additional funds through the issuance of equity securities and debt. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. (See Note 11- Subsequent Events.)

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (“Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of operations and cash flows. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our audited consolidated financial statements included elsewhere in this registration statement.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to the initial public offering, are capitalized. The deferred offering costs will be offset against initial public offering proceeds upon the effectiveness of the offering. In the event the offering is terminated, deferred offering costs will be expensed. As of June 30, 2018, the Company had capitalized $341,000 of deferred offering costs in prepaid expenses and other current assets on the condensed consolidated balance sheet. As of December 31, 2017, the amount of deferred offering costs was not material.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts at one financial institution. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires partial payment in advance of shipping. As of June 30, 2018, the Company had three customers accounting for 38%, 28% and 22% of accounts receivable. As of December 31, 2017, the Company had two customers accounting for 74% and 12% of accounts receivable. The Company had three customers accounting for 60%, 25% and 11% of its net revenues for the three months ended June 30, 2018. The Company had two customers accounting for 60% and 37% of its net revenues for the three months ended June 30, 2017. The Company had two customers accounting for 63%, and 25% of its net revenues for the six months ended June 30, 2018. The Company had two customers accounting for 60% and 37% of its net revenues for the six months ended June 30, 2017.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

2.	Summary of Significant Accounting Policies, continued

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company’s products, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals.

The Company relies on sole-source suppliers to manufacture some of the components used in its product. The Company’s manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, any of which could delay or impede their ability to meet demand. The Company is heavily dependent on a single contractor in China for assembly and testing of its products.

Convertible Financial Instruments

The Company bifurcates conversion options and warrants from their host instruments and accounts for them as freestanding derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP.

When the Company has determined that the embedded conversion options and warrants should be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument.

Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

The Company has pledged all its assets, including its personal property, fixtures, intellectual property and products as collateral for certain of its promissory and convertible notes payable.

Warrants for Common Shares and Derivative Financial Instruments

Warrants for common shares and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as equity or liabilities. The Company assesses classification of its warrants for common shares and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

2.	Summary of Significant Accounting Policies, continued

The issuance of the convertible notes payable generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to common shares, resulting in a discount on the convertible debt.

Comprehensive Loss

Comprehensive loss includes all changes within stockholders’ deficit that are not the result of transactions with stockholders. Accumulated other comprehensive loss includes the foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ deficit, while foreign currency transaction gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and six months ended June 30, 2018 and 2017.

Advertising Costs

Advertising costs are charged to selling and marketing expenses as incurred. Advertising costs for the three and six months ended June 30, 2018 and 2017 were not material.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, preferred stock, warrants for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities.

For the three and six months ended June 30, 2018, warrants to purchase 7,366,944 shares of common stock, 2,762,594 shares of preferred stock and 1,437,596 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  For the three and six months ended June 30, 2017, warrants to purchase 2,176,469 shares of common stock and 2,762,594 shares of preferred stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  In addition, shares issuable upon the conversion of convertible notes payable have been excluded from the calculation of net loss per common share for all periods presented because the inclusion would be antidilutive.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) on revenue from contracts with customers, ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods including interim reporting reports beginning after December 15, 2017. Collectively, we refer to Topic 606, its related amendments and Subtopic 340-40 as the “new standard”.

On January 1, 2018, we adopted the new standard using the modified retrospective method applied to all contracts that are not completed contracts at the date of initial application (i.e., January 1, 2018). Results for reporting periods after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. There was no impact on the opening accumulated deficit as of January 1, 2018 due to the adoption of the new standard.

3.	Balance Sheet Components

Inventories:

	June 30,	December 31,
	2018	2017

Raw materials	$3,730	$3,729
Work in progress	121,684	141,302
Finished goods	690,612	547,853

Total inventories	$816,026	$692,884

Property and equipment, net:

	June 30,	December 31,
	2018	2017

Machinery and equipment	$800,225	$768,168
Tooling	27,200	22,900
Computer software	91,631	91,631
Furniture and fixtures	15,000	15,000
Leasehold improvements	11,238	11,238
	945,294	908,937
Less: Accumulated depreciation and amortization	(863,501)	(844,275)

Property and equipment, net	$81,793	$64,662

Depreciation and amortization expense for the three months ended June 30, 2017 and 2018 was $17,498 and $9,268, respectively. Depreciation and amortization expense for the six months ended June 30, 2017 and 2018 was $42,330 and $19,225, respectively.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

3.	Balance Sheet Components, continued

Accrued liabilities:

	June 30,	December 31,
	2018	2017

Accrued vacation	$236,469	$197,976
Accrued compensation	-	27,058
Accrued bonus	129,979	227,194
Accrued other	408,858	262,992

Total accrued liabilities	$775,306	$715,220

4.	Promissory Notes

In connection with the acquisition of the Focus Enhancements, Inc. assets in July 2010, the Company assumed an asset purchase agreement with Hallo Development Co, LLC (“Hallo”). In October 2010, the Hallo agreement was amended to require the Company to pay royalties to Hallo at specified rates based on annual net sales derived from the Company’s purchased technology over a period of three years with a minimum royalty of $900,000. Initial shipments commenced in 2011 and after three years, cumulative royalties due Hallo were $900,000. In April 2014, the Hallo agreement was amended, converting the outstanding balance of $357,500, to an unsecured promissory note (“Hallo Note”), bearing interest at 18.0% per year with an initial maturity date of December 31, 2015, that was later extended. In December 2016, following a principal reduction payment of $37,500, the Hallo Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000, the Company would make a principal reduction payment of $12,500, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, shall automatically convert to shares in connection with the initial public offering (“IPO”), at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the Hallo Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the Hallo note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $9,817 and $10,110 for the three months ended June 30, 2018 and 2017, respectively. The Company has recognized interest expense of $20,136 and $20,289 for the six months ended June 30, 2018 and 2017, respectively. The Company made principal reduction payments under the Hallo Note of $0 and $13,750 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, $218,750 of principal was due under the Hallo Note and such amount is classified under convertible notes payable.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

4.	Promissory Notes, continued

On January 5, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $500,000 (the “January 2015 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. The initial interest rate was 15.0% per year with an initial maturity date of July 5, 2015, that was later extended. In February 2016, following a principal reduction payment of $225,000, the maturity date was extended to June 1, 2017, and the interest rate was adjusted to 10.0% per year. In December 2016, following a principal reduction payment of $23,414, the January 2015 Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000 prior to an IPO, the Company would make a principal reduction payment of $12,500, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, shall automatically convert to shares in connection with the IPO, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the January 2015 Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the January 2015 Note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $4,553 and $6,280 for the three months ended June 30, 2018 and 2017, respectively. The Company has recognized interest expense of $9,046 and $12,518 for the six months ended June 30, 2018 and 2017, respectively. The Company made principal reduction payments under the January 2015 Note of $0 and $13,750 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, $274,340 and $265,331, respectively was due under the January 2015 Note and such amount is classified under convertible notes payable.

On April 4, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $450,000 (the “April 2015 Note”). The proceeds from April 2015 Note were used to repay the $450,000 loan outstanding with a bank. The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. Interest accrues at a rate 5.0% per year during the first twelve months and increases to 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the April 2015 Note was amended to (i) change the maturity date to June 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert into the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the April 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the April 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $11,219 for both of the three months ended June 30, 2018 and 2017, respectively. The Company has recognized interest expense of $22,315 for both of the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, $450,000 was due under the April 2015 Note and such amount is classified under convertible notes payable.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

4.	Promissory Notes, continued

On September 18, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $200,000 (the “September 2015 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the September 2015 Note was amended to (i) change the maturity date to June 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the September 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the September 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $4,986 for both of the three months ended June 30, 2018 and 2017, respectively. The Company has recognized interest expense of $9,918 and $8,685 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, $200,000 was due under the September 2015 Note and such amount is classified under convertible notes payable.

In connection with the sale of product on December 22, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $353,475 (the “December 2015 Note”). The principal amount represented as advance on the product sale. The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrues at a rate 12.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally September 22, 2016, that was later extended. In December 2016, the December 2015 Note was amended to (i) change the maturity date to June 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the December 2015 Note was reclassified to convertible notes payable. The Company has recognized interest expense of $5,511 for both the three and six months ended June 30, 2017. In 2016 and 2017, the Company shipped finished inventory valued at $75,750 and $277,725, respectively, to the lender which agreed that such shipment shall be considered a principal reduction payment. As of December 31, 2017, the December 2015 Note had a zero principal balance as the Company had fulfilled its obligation to ship product to the lender.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

4.	Promissory Notes, continued

During February 2016, we entered into five different Loan and Securities Agreements and separate Secured Promissory Notes with a total principal face value of $250,000 (the “Five February 2016 Notes”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowings. Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally February 1, 2017, that was later extended. In December 2016, two of the Five February 2016 Notes were terminated and extinguished and the lenders agreed that the $100,000 aggregate principal balance of the loans and the $8,863 aggregate accrued interest would be used to fund their participation in the Series D convertible notes. In May 2017, the three remaining holders of the Five February 2016 Notes agreed to amend their notes to include a provision that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the three remaining Five February 2016 Notes were reclassified to convertible notes payable. Effective February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $3,740 and $6,208 for the three months ended June 30, 2018 and 2017, respectively. The Company has recognized interest expense of $7,439 and $9,906 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, $150,000 was due to the remaining holders of the Five February 2016 Notes and such amount is classified under convertible notes payable.

In connection with the Five February 2016 Notes, the Company issued warrants to purchase common shares of 111,112 (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants was recorded as a debt discount to be amortized over the respective terms of the various notes. The debt discounts are amortized to interest expense using the effective interest method. During the three months ended June 30, 2018 and 2017, the Company recognized $0 from the amortization of the debt discount for both periods. During the six months ended June 30, 2018 and 2017, the Company recognized $0 and $29,417, respectively, from the amortization of the debt discount.

Series G Notes Payable

Between April 20, 2018 and June 29, 2018, the Company issued $2,812,500 of 15% OID Senior Secured Promissory Notes due June 15, 2018 (“Series G Notes”) raising an aggregate principal amount of $2,200,000 and cancelling $50,000 of expense reimbursement payable by the Company to Mr. Brett Moyer, the Company’s President, Chief Executive Officer and a board member. Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP, each of which Mr. Brian Herr, a member of the Company’s board of directors, is co-portfolio manager, have each participated in the Series G Notes financing. The Series G Notes have a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. Additionally, in connection with the Series G Note financing, all of the Company’s Series F Convertible Note holders were required by the terms of the Series G Notes to subordinate their notes to the Series G Notes. As of June 15, 2018, the Company was in default on $1,725,000 of the Series G Notes. On June 28, 2018, the Company and the holders of the Series G Notes agreed to extend the maturity date of such notes from June 30, 2018 to July 15, 2018 in consideration for increasing the original issue discount of such notes from 15% to 20% and the issuance of warrants to purchase 208,350 shares of common stock. The Company has accrued and recognized interest expense of $450,000 for the three and six months ended June 30, 2018. As of June 30, 2018, $2,250,000 was due and such amount is classified under promissory notes.

In connection with the issuance of the Series G Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 208,350 and 58,334, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, and issuance costs for the Series G Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During both the three months and the six months ended June 30, 2018, the Company recognized interest expense $197,250, respectively, from the amortization of the debt discounts.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

5.	Convertible Notes Payable

		Carrying Value	Accrued Interest
	Company	as of	as of	Principal Value
	Proceeds	June 30, 2018	June 30, 2018	as of Maturity
Series C Convertible notes payable	$2,880,000	$25,000	$4,412	$29,412
Series D Convertible notes payable	4,716,992	8,039,580	5,202,081	$13,241,661
Series F Convertible notes payable	10,570,000	10,570,000	869,036	$11,439,036
Various individual convertible notes payable	1,593,126	1,593,126	468,047	$2,061,173
Total	$19,760,118	20,227,706	6,543,576	$26,771,282
Less: Debt discount		(618,534)	-
Less: Embedded conversion features		(1,451,000)	-
Less: Beneficial conversion features		(498,304)	-

Balance as of June 30, 2018		$17,659,868	$6,543,576

		Carrying Value	Accrued Interest
	Company	as of	as of	Principal Value
	Proceeds	December 31, 2017	December 31, 2017	as of Maturity
Series C Convertible notes payable	$2,880,000	$25,000	$4,412	$29,412
Series D Convertible notes payable	4,716,992	8,039,580	1,357,412	$9,458,330
Series F Convertible notes payable	9,000,000	9,000,000	112,192	$9,000,000
Various individual convertible notes payable	1,584,082	1,584,082	393,087	$1,584,082
Total	$18,181,074	18,648,662	1,867,103	$20,071,824
Less: Debt discount		(1,971,997)	-
Less: Embedded conversion features		(10,831,000)	-
Less: Beneficial conversion features		(604,304)	-

Balance as of December 31, 2017		$5,241,361	$1,867,103

On February 12, 2016, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $300,000 (the “February 2016 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the February 2016 Note was amended to (i) change the maturity date to June 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the February 2016 Note was reclassified to convertible notes payable. As of February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $7,479 for both of the three months ended June 30, 2018 and 2017, respectively. The Company has recognized interest expense of $14,877 and $14,877 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, $300,000 of principal was due under the February 2016 Note and such amount is classified under convertible notes payable.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

5.	Convertible Notes Payable, continued

In connection with the February 2016 Note, the Company issued warrants to purchase 33,334 common shares (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants for the February 2016 Note was recorded as a debt discount and is being amortized to interest expense over the term of the note using the effective interest method. During both of the three months ended June 30, 2018 and 2017, the Company recognized interest expense of $0 from the amortization of the debt discount. During the six months ended June 30, 2018 and 2017, the Company recognized interest expense of $0 and $13,250, respectively, from the amortization of the debt discount.

On May 11, 2016, a significant shareholder provided a $300,000 unsecured advance to the Company (the “May 2016 Advance”) in contemplation of participating in the Preferred Unit Purchase Agreement dated April 12, 2016, which required the significant shareholder to invest a minimum of $500,000. In July 2016, the significant shareholder invested an additional $200,800 and requested the May 2016 Advance be cancelled and its principal be aggregated with the $200,800 to purchase a total of 111,307 preferred shares at $4.50 per share.

Series C Convertible Notes Payable

During February 2016 through October 2016, the Company received total proceeds of $2,880,000 from the issuance of original issue discount convertible notes (“Series C Convertible Notes”) to investors. The principal balance, plus all accrued and unpaid interest, was due February 28, 2018, as amended, or upon a change of control or an IPO by the Company. On February 28, 2018, in connection with the extension of the maturity date to August 28, 2018, the Company issued 327 shares of common stock to the holder of the convertible notes. The conversion price in effect upon an IPO is the lesser of $9.00 or the price per common share in the pre-money valuation immediately prior to the IPO multiplied by 80%. The conversion price at any other conversion event is $9.00. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $208,800. The Company has recognized interest expense of $0 and $580 for the three months ended June 30, 2018 and 2017, respectively. The Company has recognized interest expense of $0 and $1,258 for the six months ended June 30, 2018 and 2017, respectively.

In connection with the Series C Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 188,236 and 26,354, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF and issuance costs for the Series C Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three months ended June 30, 2018 and 2017, the Company recognized no interest expense from the amortization of the debt discounts. Between November and December 2016, all of the Series C Convertible Notes, except for $25,000, were extinguished and converted to Series D Convertible Notes.

 Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

5.	Convertible Notes Payable, continued

Series D Convertible Notes Payable

On various dates in 2016 and 2017, the Company received total proceeds of $4,716,992 from the issuance of original issue discount convertible notes (“Series D Convertible Notes”) to investors. In addition, the Company: (i) extinguished Series C Convertible Notes in the amount of $2,855,000 along with accrued interest of $172,059 and converted those to Series D Convertible Notes; (ii) extinguished other promissory notes in the amount of $235,704 along with accrued interest of $18,536 and converted those to Series D Convertible Notes; (iii) allowed Mr. Moyer to convert $69,290 of reimbursable expense reports into Series D Convertible Notes; and (iv) allowed Mr. Jonathan Gadzak, a member of the Company’s Board of Directors, to convert $12,000 of certain expenses into Series D Convertible Notes. At the date of issuance, the Series D Convertible Notes had a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company except for the January 2015 Note and the Hallo Note which had a pari passu security interest with the Series D Convertible Notes (see Note 5 – Series E Convertible Note Payable for subsequent release of security interest). The principal balance, plus all accrued and unpaid interest is due on June 30, 2018, as amended. The Series D Convertible Notes are eligible for conversion at any point prior to the maturity date or upon a change of control or an IPO by the Company. The conversion price in effect upon on IPO is the lesser of $4.50 or the highest price per common share sold in the IPO multiplied by 75%. The conversion price at any other conversion event is $4.50. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $386,415. In connection with the February 28, 2018 extension of the maturity date, the Company confirmed to the holders of the Series D Convertible Notes that Series D Convertible Notes would accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Notes remained outstanding. The Company has recognized interest expense of $2,837,499 and $469,898 for the three months ended June 30, 2018 and 2017, respectively. The Company has recognized interest expense of $3,844,944 and $1,099,712 for the six months ended June 30, 2018 and 2017, respectively.

In connection with the Series D Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,017,692 and 380,449, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series D Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. In connection with the extension of the maturity date to June 30, 2018, the Company confirmed to the holders of the Series D Convertible Notes that the warrants issued in connection with the Series D Convertible Notes would double effective February 28, 2018. The number of warrants outstanding as of June 30, 2018 was therefore 2,035,434. During the three months ended June 30, 2018 and 2017, the Company recognized interest expense of $1,402,000 and $1,093,379, respectively from the amortization of the debt discounts. During the six months ended June 30, 2018 and 2017, the Company recognized interest expense of $2,875,233 and $1,858,324, respectively, from the amortization of the debt discounts.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

5.	Convertible Notes Payable, continued

Series E Convertible Notes Payable

On various dates from May to September 2017, the Company received total proceeds of $5,000,000 from the issuance of original issue discount convertible promissory notes (“Series E Convertible Note”). The Series E Convertible Notes have a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. The principal balance of the Series E Convertible Notes, was due on October 31, 2017. The Series E Convertible Notes were eligible for conversion at any point prior to the maturity date or upon a change of control or an IPO by the Company. The conversion price in effect upon on IPO is the lesser of $4.50 or the highest price per common share sold in the IPO multiplied by 75%. The conversion price at any other conversion event is the lessor of $4.50 or the price per share issued by the Company in connection with any sale involving substantially all the assets of the Company. Additionally, in connection with the Series E Convertible Note financing, all of the Company’s outstanding promissory and convertible note holders agreed to: (i) subordinate their notes to the Series E Convertible Notes, (ii) release all security interests in the Company’s assets in favor of the Series E Convertible Notes (iii) extend their maturity dates to February 28, 2018 and (iv) amend the Company’s Operating Agreement to allow the Series E Convertible Note lender one seat on the Company’s Board of Directors so long as the investor owns any debt or securities of the Company. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $275,000. The Company has recognized interest expense of $70,840 for the three and six months ended June 30, 2017, respectively.

On October 31, 2017, the Company filed a confidential S-1 registration statement with the Securities and Exchange Commission (“SEC”) (“S-1”) with the belief that the S-1 filing would extend the maturity date of the Series E Convertible Notes to November 30, 2017. The Series E Convertible Note holders claimed that the S-1 filing did not meet the definition outlined in the Series E Convertible Note and issued a notice of default to the Company on November 2, 2017 (“Default Notice”).

On November 30, 2017, as a result of the Default Notice and an inability of the two parties to renegotiate the Series E Convertible Notes under acceptable terms, the Company requested and received a Series E Convertible Note payoff letter (“Series E Payoff Letter”) from the Series E Convertible Note holders. The Series E Payoff Letter stated that in addition to the repayment of the Series E Convertible Notes of $5,882,353, that the Series E Convertible Note holders were due, $1,097,695 of default interest and penalties, reimbursement of $178,645 of legal fees, and consulting, travel and lodging fees of $102,063. Despite the Company’s vigorous disagreement that it was in default and subject to default penalties, interest and legal fees, the Company paid the full monetary demand of $7,260,756 as requested by the Series E Convertible Note holders on November 30, 2017. As a result, the Company recognized interest expense including default interest and penalties of $1,980,049 and additional general and administrative expenses of $280,708 which was comprised of Series E Note holder’s legal fees and consulting expenses of $178,645 and $102,063, respectively, for the year ended December 31, 2017. In addition, the note holder claims that the Company is obligated to issue an additional 487,865 warrants in connection with the Default Notice. The Company does not believe that they are required to issue these warrants and has not issued any additional warrants to the note holder. (See Note 11 – Subsequent Events.)

In connection with the Series E Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,307,190 and 114,380, respectively (see Note 6 – Fair Value Measurements for fair value computation). On November 30, 2017, in connection with a provision in the Series E Convertible Note warrants issued to investors (Series E Investor Warrants), the outstanding Series E Investor Warrants doubled, as the Company had not completed an IPO by November 30, 2017. Therefore, total warrants outstanding to investors under the Series E Convertible Notes are 2,614,380. The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series E Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and six months ended June 30, 2017 the Company recognized interest expense of $690,031 from the amortization of the debt discounts. During the three and six months ended June 30, 2018, the Company recognized interest expense of $69,736 from the amortization of the debt discounts.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017

(unaudited)

5.	Convertible Notes Payable, continued

Series F Convertible Notes Payable

On various dates between November 2017 and March 2018, the Company received total proceeds of $10,345,000 from the issuance of senior secured convertible promissory notes (“Series F Convertible Notes”) to investors. The Series F Convertible Notes accrue interest at 15% per year and have a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. The principal balance of the Series F Convertible Notes, plus all accrued interest is due on June 30, 2018. The Series F Convertible Notes are eligible for conversion at any point prior to the maturity date at the option of the holder. The conversion price in effect upon on IPO shall be the lesser of $4.50 or the highest price per common share sold in the IPO multiplied by 60%. The conversion price at any other conversion event shall be $4.50. Between April 1, 2018 and May 25, 2018, the Company issued $225,000 of additional Series F Convertible Notes. In connection with the additional Series F Convertible Notes the Company issued 25,000 and 5,000 warrants to purchase common stock, to its lenders and investment bankers, respectively. The warrants have a five-year life and are exercisable into common stock at $5.40 per share. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $135,300. The Company has recognized interest expense of $392,773 and $0 for the three months ended June 30, 2018 and 2017, respectively. The Company has recognized interest expense of $756,845 and $0 for the six months ended June 30, 2018 and 2017, respectively.

In connection with the issuance of the Series F Convertible Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 1,174,447 and 233,111, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series F Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three months ended June 30, 2018 and 2017, the Company recognized interest expense of $5,124,063 and $0, respectively, from the amortization of the debt discounts. During the six months ended June 30, 2018 and 2017, the Company recognized interest expense of $10,668,514 and $0, respectively, from the amortization of the debt discounts.

Derivative Liability

The February 2016 Note, the Series C Convertible Notes, the Series D Convertible Notes, the Series E Convertible Notes and the Series F Convertible Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation. The fair value of the derivative liability as of June 30, 2018 and December 31, 2017 was $25,776,000 and $20,832,000, respectively, which was recorded as a derivative liability with the offset recorded as a discount to the convertible notes payable (See Note 6 – Fair Value Measurements for fair value computation).

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

6.	Fair Value Measurements

The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

•	Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.

•	Level 2 – Pricing is provided by third-party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.

•	Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy, are as follows:

	June 30, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$5,349,786
Derivative liability	$-	$-	$25,776,000

	December 31, 2017
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$1,227,786
Derivative liability	$-	$-	$20,832,000

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2018.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

6.	Fair Value Measurements, continued

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017:

	For The Three Months Ended		For The Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance	$926,786	$2,509,305	$1,227,786	$1,619,287
Additions	65,000	1,530,972	65,000	2,356,938
Change in fair value	4,358,000	(47,368)	4,249,000	16,684
Reclass to additional paid-in capital	-	-	(192,000)	-

Ending balance	$5,349,786	$3,992,909	$5,349,786	$3,992,909

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of June 30, 2018 is as follows:

As of June 30, 2018
Common Stock Price	$4.03
Term (Years)	4.57
Volatility	57%
Risk-free rate of interest	2.76%
Dividend Yield	0.0%

Derivative Liability

The following table includes a summary of changes in fair value of the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018:

	For The Three Months Ended	For The Six Months Ended
	June 30, 2018	June 30, 2018
Beginning balance	$22,959,000	$20,832,000
Additions	245,000	1,558,000
Change in fair value	2,572,000	3,386,000

Ending balance	$25,776,000	$25,776,000

There was no derivative liability during the three and six months ended June 30, 2017.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

6.	Fair Value Measurements, continued

As of June 30, 2018, the Company measured the fair value of the derivative by estimating the fair value of the convertible notes payable at certain conversion points. To calculate the fair value of the convertible notes payable with the conversion feature, the Company calculated the present value of the convertible notes payable upon conversion at a qualifying initial public offering in the third quarter of 2018, and the present value of the convertible notes payable at non-qualifying initial public offering in the last quarter of 2018. The Company estimated a probability of 90% for the occurrence of a qualifying initial public offering in the third quarter of 2018 and a probability of 10% in the last quarter of 2018.

The Company’s derivative liabilities are measured at fair value using the Probability Weighted Expected Return valuation methodology. A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s embedded conversion options that is categorized within Level 3 of the fair value hierarchy as of June 30, 2018 is as follows:

June 30, 2018
Common Stock Price	$4.03
Term (Years)	1.00
Volatility	60%
Risk-free rate of interest	2.33%
Dividend Yield	0.0%

7.	Stockholders’ Deficit

Common Stock

On January 30, 2018 the Company’s Board of Directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan (the “Plan”). Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of restricted shares or options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first (1st) business day of each new fiscal year; provided that for fiscal year 2018, upon approval of the LTIP by the Company’s shareholders, up to 300,000 shares of common stock will initially be available for participants under the LTIP. Thereafter, the 15% evergreen provision shall govern the LTIP.

In connection with the termination of the Plan, on January 31, 2018, the Company issued to its employees and directors 1,284,470 and 153,126, shares of restricted common stock (“January 2018 Restricted Stock Grant”), respectively. Such shares of restricted common stock were granted outside the LTIP’s first year share availability pool, are fully vested, and will be released to the employees and directors in three tranches at the rate of 33.4%, 33.3% and 33.3% on September 1, 2018, March 1, 2019 and September 1, 2019, respectively. In the event an employee voluntarily resigns, the release dates of the shares will be extended such that only 16.5% of the shares are released every six months, until 100% are released. In the event that a director voluntarily resigns, each of the release dates will be extended six months.

The LTIP and January 2018 Restricted Stock Grant were approved by a majority of the Company’s stockholders on January 31, 2018. In connection with the January 2018 Restricted Stock Grant, the Company recorded stock compensation expense of $2,156,394 for the three and six months ended June 30, 2018.

On February 28, 2018 in connection with the extension of the maturity date of the Series C Convertible Note to August 28, 2018, the Company issued 327 shares of its common stock to the note holder. The Company recorded interest expense of $490 for the three and six months ended June 30, 2018.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

7.	Stockholders’ Deficit, continued

Warrants for Common Shares

The Company has issued warrants to purchase common shares to employees as compensation for services rendered, as well as, in conjunction with the purchase of common shares in equity and debt transactions. A summary of the warrant activity and related information that occurred for the three months ended June 30, 2018 and as of June 30, 2018 is provided in the following paragraphs.

In connection with the Series F Convertible Notes issued during the three months ended June 30, 2018, the Company issued warrants to purchase 25,000 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $44,000 which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.82% and expected life of 5 years.

In connection with the Series F Convertible Notes issued during the three months ended June 30, 2018, the Company issued warrants to investment bankers to purchase 3,222 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $5,700 which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.82% and expected life of 5 years.

In connection with the Series G Notes issued during the three months ended June 30, 2018, the Company issued warrants to purchase 208,350 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $366,000 which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.81% and expected life of 5 years.

In connection with the Series G Notes issued during the three months ended June 30, 2018, the Company issued warrants to investment bankers to purchase 58,334 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $102,000 which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.82% and expected life of 5 years.

During the three months ended June 30, 2018, the Company granted warrants to purchase up to 275,000 shares of common stock to Mr. Michael Howse, a member of the Company’s Board of Directors in connection with a consulting agreement. The warrants have an exercise price of $5.40 per share and warrants to purchase up to 110,000 shares of common stock vest over nine months. The remaining warrants vest upon certain performance milestones. As of June 30, 2018, warrants to purchase 36,667 shares of common stock were vested. All of the warrants immediately vest upon a change of control, and the exercise price is subject to certain price protection provisions. The fair value of the vested warrants was $65,000 which was recorded as consulting expense with the offset recorded to warrant liability. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.92% and expected life of 5 years.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

7.	Stockholders’ Deficit, continued

Information regarding warrants for common stock outstanding and exercisable as of June 30, 2018 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	June 30, 2018	Life (years)	June 30, 2018

$4.50	2,829,645	4.19	2,725,495
$5.40	4,535,665	4.27	4,285,109
$10.35	1,634	2.79	1,634
$5.06	7,366,944	4.24	7,012,238

Warrants exercisable as of June 30, 2018, excludes (i) warrants to purchase 104,150 common shares that have been granted to employees that are outstanding but only become exercisable upon a change of control of the Company or the filing of a registration statement with the SEC in accordance with the Securities Act of 1933, as amended and (ii) warrants to purchase 250,556 common shares issued to Mr. Howse which have not yet vested.

8.	Income Taxes

The Company recorded an income tax expense of $2,000 for the six months ended June 30, 2018, compared to income tax expense of $2,950 for the six months ended June 30, 2017. The income tax expense recorded for the six months ended June 30, 2018 and 2017 was primarily due to state income tax expense.

The Company’s effective tax rate was (0.01)% for the six months ended June 30, 2018, compared to an effective tax rate of (0.04)% for the six months ended June 30, 2017. The difference between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2018 and 2017 primarily relates to the valuation allowance on the Company’s deferred tax assets.

For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

As of June 30, 2018, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The tax provision for the six months ended June 30, 2018 and 2017, was calculated on a jurisdiction basis.

On December 22, 2017, the United States enacted a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) which makes widespread changes to the Internal Revenue Code, including a reduction in the federal corporate tax rate to 21%, and repatriation of accumulated foreign earnings and profits, effective January 1, 2018. Additionally, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017. The accounting for all items is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. Any differences between what was previously recorded and the final tax return amounts or estimates done for subsequent quarters are not expected to be material.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

9.	Commitments and Contingencies

Operating Leases

The Company rents its office under an operating lease, which expires in October 2018. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expense. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended June 30, 2018 and 2017 was $91,175 and $85,872, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $178,688 and $171,191, respectively.

Other Commitments

From 2011 to January 30, 2018, employees, consultants, and directors of the Company were entitled to participate in the Plan at the discretion of the Company’s Board of Directors. Each Plan participant was awarded points which entitled the participant to a portion of the proceeds payable to the Company and/or its members upon a sale of the Company. The proceeds payable to a Plan participant were to equal an amount determined in accordance with the following formula: number of points held by participant, divided by total points outstanding, multiplied by 18% of Net Sale Price. For this purpose, “Net Sale Price” equaled the aggregate amount payable to the Company and/or its members in connection with a sale of the Company, less all amounts payable to creditors of the Company. Awards payable to Plan participants were senior to any amounts payable to members of the Company. As of December 31, 2017, the Company had not recorded a liability relating to the Plan, as any amounts payable under the Plan would be recognized as compensation expense in the consolidated statement of operations during the period that the Company would have become obligated to make such payments.

On January 30, 2018, the Company’s Board of Directors terminated the Plan and adopted the LTIP. (See Note 7 – Stockholders’ Deficit).

Contingencies

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of a possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

The Company’s management does not believe that any such matters, individually or in the aggregate, will have a materially adverse effect on the Company’s condensed consolidated financial statements.

10.	Related Parties

Brett Moyer

Mr. Moyer has served as the Company’s President, Chief Executive Officer and a board member since the Company’s founding in August 2010. Effective February 28, 2018, Mr. Moyer agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018. In connection with the maturity date extension, Mr. Moyer received a warrant to purchase 9,058 shares of common stock at an exercise price of $5.40 and which will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In April 2018, the Company issued Mr. Moyer a $62,500 Series G Note, initially due June 15, 2018, in consideration for $50,000 of expenses incurred by Mr. Moyer. In June 2018, in consideration for extending the maturity date of the Series G Note, Mr. Moyer was granted a warrant to purchase 4,630 shares of common stock. As of June 30, 2018, Mr. Moyer was owed $57,500 of principal under promissory notes and $443,208 of principal under convertible promissory notes and owned 2.5% of the outstanding shares of the Company.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

10.	Related Parties, continued

Jonathan Gazdak

Mr. Gazdak, works as Managing Director – Head of Investment Banking for Alexander Capital an investment banking firm based in New York. Mr. Gazdak has been a member of the Company’s board of directors since June 2015. Alexander Capital has acted as the lead investment bank in a number of the Company’s private financings. Effective February 28, 2018, Mr. Gazdak agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018. In connection with the maturity date extension, Mr. Gazdak received a warrant to purchase 1,569 shares of common stock at an exercise price of $5.40 and which will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. As of June 30, 2018, Mr. Gazdak was owed $19,765 of principal under convertible promissory notes and owned 0.6% of the outstanding shares of the Company.

The Company has signed an engagement letter with Alexander Capital under which Alexander Capital earns a fee on total investments by their clients. Alexander Capital earned fees of $200,250 and $321,300 for the three and six months ended June 30, 2018. As of June 30, 2018, Alexander Capital had been issued a total of 588,392 common share warrants that are exercisable at $5.40 per share and have a five-year life from date of issuance.

Brian Herr

Mr. Herr has been a member of the Company’s board of directors since February 2018. Mr. Herr is Chief Investment Officer and Co-Head of Structured Credit and Asset Finance for the Medalist Partners platform (f/k/a Candlewood Structured Strategy Funds) and serves as a co-portfolio manager for the Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP (collectively, the “Medalist Funds”). Mr. Herr was granted a seat on the Company’s board of directors pursuant to a securities purchase agreement, dated as of November 30, 2017, between the Company and the Medalist Funds, pursuant to which the Company also issued to the Medalist Funds an aggregate of $2,000,000 Series F Convertible Notes, due June 30, 2018, as amended, and warrants to purchase an aggregate of 222,222 shares of our common stock. In addition, between April 20, 2018 and June 29, 2018, the Company issued an aggregate of $2,437,500 of Series G Notes to the Medalist Funds and warrants to purchase an aggregate of 180,570 shares of our common stock. As of June 30, 2018, the Medalist Funds were owed $1,950,000 of principal under promissory notes and $2,000,000 of principal under convertible promissory notes and owned 0% of the outstanding shares of the Company.

Michael Howse

We are party to a consulting agreement with Michael Howse, dated April 6, 2018 (the “Howse Agreement”), pursuant to which Mr. Howse has agreed to serve an interim role as the Company’s chief strategic officer on an “at-will” basis in consideration for a monthly cash salary of $20,000 per month, as well as (i) a warrant to purchase 110,000 shares of our common stock, exercisable at a per share price of $5.40 and all of which shall vest on the earlier of: (x) nine months from the issuance date of such warrants, (y) if Mr. Howse is terminated as the Company’s chief strategic officer and (z) immediately prior to an Acquisition of the Company (as defined in the Howse Agreement), and (ii) a warrant to purchase 165,000 shares of our common stock, exercisable at a per share price of $5.40, which shall vest upon the achievement of significant milestones.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

10.	Related Parties, continued

Helge Kristensen

Mr. Kristensen has served as a member of the Company’s board of directors since 2010. Mr. Kristensen serves as vice president of Hansong Technology, an original device manufacturer of audio products based in China, president of Platin Gate Technology (Nanjing) Co. Ltd, a company with focus on service-branding in lifestyle products as well as pro line products based in China and co-founder and director of Inizio Capital, an investment company based in the Cayman Islands. Effective February 28, 2018, Inizio Capital and Hansong Technology agreed to extend the maturity dates of the Five February 2016 Note and the December 2015 Note, respectively to June 30, 2018. In connection with the maturity date extensions, Inizio Capital and Hansong Technology received warrants to purchase 1,341 and 942 shares of common stock, respectively, at an exercise price of $5.40. As of June 30, 2018, affiliates of Mr. Kristensen were owed $50,000 of principal under convertible promissory notes and owned 3.8% of the outstanding shares of the Company.

Significant Shareholders

Effective February 28, 2018, Carl E. Berg agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018. In connection with the maturity date extension, Mr. Berg received a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40 and will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In addition, Mr. Berg agreed to extend the maturity date of his various other convertibles notes to June 30, 2018. In connection with the maturity date extensions, Mr. Berg received warrants to purchase a total of 25,965 shares of common stock at an exercise price of $5.40. As of June 30, 2018, Mr. Berg was owed a total of $1,444,118 of principal under convertible promissory notes and owned 37% of the outstanding shares of the Company.

Effective February 28, 2018, Lisa Walsh agreed to extend the maturity date of her Series D Convertible Note to June 30, 2018. In connection with the maturity date extension, Ms. Walsh received a warrant to purchase 112,419 shares of common stock at an exercise price of $5.40 and which will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. As of June 30, 2018, Ms. Walsh was owed $8,203,971 of principal under convertible promissory notes and owned 25.2% of the outstanding shares of the Company.

11.	Subsequent Events

The Company’s Series D and Series F convertible promissory notes as well as its other convertible promissory notes, excluding its Series C Convertible Notes and its Series G Notes, had maturity dates of June 30, 2018 (the “June 30th Notes”). On June 30, 2018, the June 30th Notes with a principal balance of $26.4 million went into default. The Company obtained consents from the holders of such notes to initially extend the maturity date of the June 30th Notes to June 15, 2018 and then requested and received consents to extend the maturity date to July 25, 2018.

As of July 15, 2018, the Company was in default on $2,812,500 of the Series G Notes. On July 20, 2018, the Company and the holders of the Series G Notes agreed to (i) extend the maturity date of such notes from July 15, 2018 to July 25, 2018 and (ii) agreed to make the Series G Notes mandatorily convertible in connection with an IPO at a conversion price of the lesser of $4.50 or 40% of the highest price of the common stock sold in an IPO. In consideration for the extension of the maturity date and the agreement to make the Series G Notes mandatorily convertible, the Company agreed to issue warrants to purchase an additional 625,000 shares of common stock to the Series G Note holders.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017
(unaudited)

11.	Subsequent Events, continued

Pursuant to a settlement agreement that we entered into with MARCorp Signal, LLC, on July 25, 2018, with respect to certain disputes, we issued to MARCorp Signal, LLC a warrant to purchase an aggregate of 487,864 shares of common stock.

On July 26, 2018, the Company closed its IPO. The Company’s registration statement on Form S-1 (File No. 333-224267) relating to the IPO was declared effective by the SEC on July 25, 2018. The shares began trading on The NASDAQ Capital Market under the ticker symbol (WISA) on July 27, 2018. Under the offering the Company issued 2,400,000 shares of common stock at an offering price of $5.00 per share, raising gross proceeds of $12,000,000. In aggregate, the shares issued in the offering generated approximately $10,355,000 in net proceeds, which amount is net of $900,000 in underwriters’ discounts and commissions, $220,000 in underwriters’ accountable and non-accountable expenses and legal, accounting and other estimated offering costs of $525,000. Upon the closing of the IPO, (i) all shares of preferred stock then outstanding were automatically converted into 2,762,594 shares of common stock and (ii) all convertible notes payable were automatically converted in to 9,516,155 shares of common stock, except for $200,000 of such notes which were repaid in cash immediately following the offering.

Effective as of September 11, 2018, the Company changed its name to Summit Wireless Technologies, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, and also including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

Overview

We were formed as Summit Semiconductor, LLC, a Delaware limited liability company, on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017, at which time we changed our name to Summit Semiconductor, Inc. Effective as of September 11, 2018, we changed our name to Summit Wireless Technologies, Inc. We run our operations through Summit Wireless Technologies, Inc., as well as through our wholly-owned subsidiaries, Summit Semiconductor K.K., a Japanese corporation and WiSA, LLC, a Delaware limited liability company. The address of our corporate headquarters is 6840 Via Del Oro, Ste. 280, San Jose, CA 95119. Our website address is www.summitwireless.com. The information contained in or accessible through our website is not part of this prospectus or the registration statement of which this prospectus forms a part, and is intended for informational purposes only.

We are an early stage technology company and our primary business focus is to enable mainstream consumers and audio enthusiasts to experience high quality audio. We intend to continue selling our semiconductors and wireless modules to consumer electronics companies while also increasing our focus on implementing a software licensing business segment.

Our plan also anticipates that our technology will address some of the main issues that we perceive are hindering the growth of the home theater: complexity and cost. We believe consumers want to experience theater quality surround sound from the comfort of their homes. However, wired home theater systems often require expensive audio-visual (AV) receivers to decode the audio stream, leaving the consumer with the burden of concealing the wires. Hiring a professional to hide the wires into the walls or floor is invasive, complicated, costly and time consuming. Further, people that rent as opposed to own may not be able to install these systems as the installation construction needed may not be permitted under a lease agreement. Our first-generation wireless technology addresses these problems by transmitting wireless audio to each speaker at Blu-ray quality (uncompressed 24bit audio up to 96k sample rates) and emphasizing ease of setup. To our knowledge, our custom chip and module technology is one of the only technologies available today that can stream up to eight separate wireless audio channels with low latency, removing lip-sync issues between the audio and video sources. In addition, every speaker within a system that utilizes our technology can be synchronized to less than one micro second, thus eliminating phase distortion between speakers. Our first-generation technology shows that wireless home theater systems are viable home audio solutions for the average consumer and audio enthusiast alike.

We are currently developing certain proprietary software that we believe will provide similar functionality and quality and allow us to enable smart devices, that have Wi-Fi and video media, to deliver surround sound audio. We believe our software based-solution which other brands can integrate into their devices and will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making the need for complex physical wire installations unnecessary (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with Linux, iOS or Android operating systems.

To date, our operations have been funded through sales of our common equity, debt instruments, and revenue from the sale of our products. Our consolidated financial statements contemplate the continuation of our business as a going concern. However, we are subject to the risks and uncertainties associated with an emerging business, as noted above we have no established source of capital, and we have incurred recurring losses from operations since inception.

On July 26, 2018, the Company closed its initial public offering. The Company’s registration statement on Form S-1 relating to the initial public offering was declared effective by the SEC on July 25, 2018. The shares began trading on The NASDAQ Capital Market under the ticker symbol (WISA) on July 27, 2018. Under the offering the Company issued 2,400,000 shares of common stock at an offering price of $5.00 per share, raising gross proceeds of $12,000,000. In aggregate, the shares issued in the offering generated approximately $10,355,000 in net proceeds.

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Revenue

Revenue for the three months ended June 30, 2018 was $380,000, an increase of $135,000 or 55%, compared to the same period of 2017. The increase in revenue was attributable to higher module sales.

Revenue for the six months ended June 30, 2018 was $662,000, a decrease of ($43,000) or 6%, compared to the same period of 2017. The decrease in revenue was attributable to lower module and Application Specific Integrated Circuits (ASIC) sales.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the three months ended June 30, 2018 was $433,000, an increase of $65,000 compared to the same period of 2017. Cost of revenue increased $109,000 as a direct result of the increased revenue between comparable time periods and $18,000 of increased facility allocation charges, partially offset by reduced inventory obsolescence charges of approximately $69,000.

Cost of revenue for the six months ended June 30, 2018 was $832,000, an increase of $47,000 compared to the same period of 2017. Cost of revenue increased $54,000 as a result of higher margin extended distance modules being sold during the first six months of 2017 that did not occur in the comparable time period of 2018, increased stock compensation charges of approximately $24,000, increased facility allocation charges of $36,000, partially offset by reduced inventory obsolescence charges of approximately $69,000.

Research and development

Research and development expenses for the three months ended June 30, 2018 were $993,000, an increase of $83,000 compared to the same period of 2017. The increase in research and development expenses is primarily related to increased salary, incentive compensation and benefit expense of approximately $84,000 as we hired a total of 14 temporary and part-time interns but decreased full time employees by three, between comparison periods.

Research and development expenses for the six months ended June 30, 2018 were $2,598,000, an increase of $723,000 compared to the same period of 2017. The increase in research and development expenses is primarily related to increased stock compensation charges of approximately $662,000 and increased salary, incentive compensation and benefit expense of $64,000 as we hired a total of 14 temporary and part-time interns which was offset by a decrease of three full time employees between comparison periods.

Sales and marketing

Sales and marketing expenses for the three months ended June 30, 2018 were $469,000, an increase of $80,000 compared to the same period of 2017. The increase in sales and marketing expenses is primarily related to increased consulting fees of approximately $107,000, which includes $65,000 of warrant compensation, as we engaged a senior strategy consultant, increased public relations fees of approximately $17,000 and increased travel of approximately $15,000, partially offset by reduced salary, incentive compensation and benefit expense of $52,000, as we reduced our average headcount by one employee.

Sales and marketing expenses for the six months ended June 30, 2018 were $1,381,000, an increase of $497,000 compared to the same period of 2017. The increase in sales and marketing expenses is primarily related to increased stock compensation charges of approximately $528,000, increased consulting fees of approximately $138,000 which includes $65,000 of warrant compensation, as we engaged a senior strategy consultant, and increased public relations fees of approximately $21,000 partially offset by reduced salary, incentive compensation and benefit expense of $179,000, as we reduced our average headcount by two employees.

General and Administrative

General and administrative expenses for the three months ended June 30, 2018 were $418,000, an increase of $126,000 compared to the same period of 2017. The increase in general and administrative expenses is primarily related to increased accounting, legal and investor relation expenses of $31,000, $21,000 and $25,000, respectively, as we prepared for an initial public offering as well as increased salary, incentive compensation and benefit expense of $41,000.

General and administrative expenses for the six months ended June 30, 2018 were $1,649,000, an increase of $1,062,000 compared to the same period of 2017. The increase in general and administrative expenses is primarily related to increased stock compensation charges of approximately $902,000 increased accounting, legal and investor relation expenses of $65,000, $21,000 and $61,000, respectively, as we prepared for an initial public offering.

Interest Expense

Interest expense for the three months ended June 30, 2018 was $10,593,000, an increase of $8,219,000 compared to the same period of 2017. Interest expense increased primarily due to the Series D Convertible Notes accruing 10% interest on the first of every month beginning March 1, 2018, so long as the Series D Convertible Notes remain outstanding, increased amortization of debt discount charges of $5,087,000 as well as an increase in total debt between the comparison periods.

Interest expense for the six months ended June 30, 2018 was $19,331,000, an increase of $15,468,000 compared to the same period of 2017. Interest expense increased primarily due to the Series D Convertible Notes accruing 10% interest on the first of every month beginning March 1, 2018, so long as the Series D Convertible Notes remain outstanding, increased amortization of debt discount charges of $11,600,000 as well as an increase in total debt between the comparison periods.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended June 30, 2018 was a loss of $4,358,000, compared to a gain of $47,000 in the same period of 2017. The increase is primarily due to the increase in the stock price as we prepared for an initial public offering, which led to an increase in the fair value of the warrants.

Change in fair value of warrant liability for the six months ended June 30, 2018 was a loss of $4,249,000, compared to a loss of $17,000 during the same period of 2017. The increase is primarily due to the increase in the stock price as we prepared for an initial public offering, which led to an increase in the fair value of the warrants.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability for the three months ended June 30, 2018 was a loss of $2,572,000. The increase in the derivative liability is primarily related to the increase of the fair value of the embedded conversion features of our February 2016 Note, and our Series C, Series D, Series E and Series F Convertible Notes, as the Company worked towards its planned initial public offering. No derivative liability was booked in the three months ended June 30, 2017 as the embedded conversion feature had de minimus value as the Company was not actively seeking any type of offering or change of control due to its financial condition.

Change in fair value of derivative liability for the six months ended June 30, 2018 was a loss of $3,386,000. The increase in the derivative liability is primarily related to increase of the fair value of the embedded conversion features of our February 2016 Note, and our Series C, Series D, Series E and Series F Convertible Notes, as the Company worked towards its planned initial public offering. No derivative liability was booked in the six months ended June 30, 2017 as the embedded conversion feature had de minimus value as the Company was not actively seeking any type of offering or change of control due to its financial condition.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2018 were $425,000 compared to $249,000 as of December 31, 2017. The increase in cash and cash equivalents during the six months ended June 30, 2018 was directly related to the timing of payments and receipt of funding.

We incurred a net loss of ($32,765,000) for the six months ended June 30, 2018 and used net cash in operating activities of ($3,223,000). For the six months ended June 30, 2017 we incurred a net loss of ($7,314,000) and used net cash in operating activities of ($4,702,000). Excluding non-cash adjustments, the primary reasons for the decreased use of net cash from operating activities during the six months ended June 30, 2018 is related to the increase in accounts payable, accrued liabilities and accrued interest by $743,000, $60,000 and $5,137,000, respectively, partially offset by an increase in prepaid expenses of ($407,000), compared to the use of cash to reduce accrued liabilities by ($1,047,000), and an increase in accounts receivable and prepaid expenses of ($91,000) and ($152,000), respectively, partially offset by an increase in accrued interest of $1,263,000 for the six months ended June 30, 2017.

We are an early stage company and have generated losses from operations since inception. In order to execute our long-term strategic plan to further develop and fully commercialize our core products, we will need to raise additional funds, through public or private equity offerings, debt financings, or other means. These conditions raise substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2018, the Company borrowed an additional $3,770,000 from secured lenders receiving net proceeds of $3,437,000 after issuance costs. During the six months ended June 30, 2017, the Company borrowed an additional $5,134,000 from secured lenders receiving net proceeds of $4,760,000 after issuance costs.

During the next 12 months, we anticipate product development expenses of $3,700,000, sales and marketing expenses of $2,300,000, general and administrative expenses of $1,500,000, and working capital requirements of $2,955,000, which includes funding the anticipated growth in our accounts receivable as well as our inventory and purchase of equipment. When including $2,300,000 of anticipated gross margin from sales and $200,000 for repayment of debt, we anticipate the need to raise a net amount of approximately $9,055,000. We anticipate that the net proceeds raised in our initial public offering, which was declared effective by the SEC on July 25, 2018 and raised net proceeds of approximately $10,355,000, will adequately address these capital needs. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business. Such amounts are based upon our present plans and business conditions and we cannot predict with certainty all of the particular uses for such amounts. In the event that our revenue projections are lower than forecast or our expenses are higher than anticipated, we may need to raise additional funds on terms that may not be attractive, if we are able to raise any additional funding at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2016 and 2017, we identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The identified material weaknesses related to (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP and SEC guidelines.

The Company is continuing to remediate the material weakness identified above as its resources permit.

Changes in Internal Controls

During the six months ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights.

As of June 30, 2018, we do not have any material litigation matters pending.

Item 1A.   Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Between November 2017 and May 25, 2018, we completed a “best efforts” private offering pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder with a group of accredited investors for the sale of Series F Senior Secured 15% Convertible Notes, as amended (the “Series F Convertible Notes”), in the aggregate principal amount of $10,570,000 and common stock purchase warrants to purchase shares of our common stock (the “Series F Warrants”), for total net proceeds to us of $9,624,700, after deducting placement agent fees and other expenses. The Series F Convertible Notes were convertible into shares of common stock at the lesser of $4.50 and 60% of the per share price of the shares of our common stock offered and sold pursuant to our initial public offering. The Series F Warrants are exercisable at $5.40 per share for an aggregate of 1,174,447 shares of common stock. The Series F Convertible Notes had an original maturity date of June 30, 2018. In July 2018, the holders of the Series F Convertible Notes agreed to extend the maturity date from June 30, 2018 to July 15, 2018 and subsequently to July 25, 2018. Between April 1, 2018 and June 30, 2018, we issued $225,000 of Series F Convertible Notes and Series F Warrants to purchase 25,000 shares of our common stock to such investors. We used the proceeds from the sale of the Series F Convertible Notes for working capital purposes and expenses related to our initial public offering.

Between April 20, 2018 and June 28, 2018, we completed a “best efforts” private offering pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder with a group of accredited investors for the sale of Series G 15% Original Issue Discount Senior Secured Promissory Notes, as amended (the “Series G Notes”), in the aggregate principal amount of $2,250,000, for total net proceeds to us of $2,002,000, after deducting placement agent fees and other expenses. The principal amount of such notes included $50,000 of expense reimbursement payable by the Company to Brett Moyer that was converted to a Series G Note. On June 28, 2018, we and the holders of the Series G Notes agreed to extend the maturity date from June 30, 2018 to July 15, 2018 in consideration for increasing the original issue discount of such notes from 15% to 20% and the issuance of common stock purchase warrants to purchase 208,350 shares of our common stock. On July 20, 2018, the holders of the Series G Notes agreed to further extend the maturity date from July 15, 2018 to July 25, 2018, as well as to provide such holders the right to convert their Series G Notes into shares of our common stock and providing for mandatory conversion upon an initial public offering by the Company. The Series G Notes were convertible into shares of our common stock at the lesser of $4.50 and 60% of the per share price of the shares of our common stock sold pursuant to our initial public offering. In consideration for extending the maturity date and agreeing to convert the Series G Notes upon an initial public offering, such holders were also granted common stock purchase warrants to purchase an additional 625,000 shares of our common stock. We used the proceeds from the sale of the Series G Notes for working capital purposes and expenses related to our initial public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

 Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Wireless Technologies, Inc.

Date: September 14, 2018	By:	/s/ Brett Moyer
		Name:	Brett Moyer
		Title:	Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: September 14, 2018	By:	/s/ Gary Williams
		Name:	Gary Williams
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

