Form 10-Q
period 2018-09-30
Summit Wireless Technologies, Inc.
filed 2018-11-15
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 001-38608

Summit Wireless Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-1135279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6840 Via Del Oro Ste. 280

San Jose, CA 95119

(Address of principal executive offices) (Zip Code)

(408) 627-4716

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock outstanding as of November 14, 2018 is 15,366,327.

SUMMIT WIRELESS TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2018

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Summit Wireless Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$6,101,561	$249,143
Accounts receivable	51,469	54,789
Inventories	1,171,034	692,884
Prepaid expenses and other current assets	562,452	203,444
Total current assets	7,886,516	1,200,260

Property and equipment, net	104,863	64,662
Intangible assets, net	69,446	94,445
Other assets	97,546	97,546
Total assets	$8,158,371	$1,456,913
Liabilities, Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$935,575	$1,331,936
Accrued liabilities	548,405	715,220
Accrued interest	-	1,867,103
Convertible notes payable	-	5,241,361
Total current liabilities	1,483,980	9,155,620
	-
Derivative liability	-	20,832,000
Warrant liability	220,909	1,227,786
Total liabilities	1,704,889	31,215,406

Commitments and contingencies (Note 9)
Preferred stock, par value $0.0001; 20,000,000 shares authorized; 0 and 2,762,594 shares issued and outstanding as of September 30, 2018 and December 31, 2017 (liquidation preference of $0 and $12,432,000 as of September 30, 2018 and December 31, 2017)	-	64,734,841
Stockholders' Equity (Deficit):
Common stock, par value $0.0001; 200,000,000 shares authorized; 15,366,327 and 324,821 shares issued and outstanding as of September 30, 2018 and December 31, 2017	1,536	32
Additional paid-in capital	179,397,080	13,831,943
Accumulated other comprehensive loss	(44,161)	(41,886)
Accumulated deficit	(172,900,973)	(108,283,423)
Total stockholders' equity (deficit)	6,453,482	(94,493,334)

Total liabilities, preferred stock and stockholders' equity (deficit)	$8,158,371	$1,456,913

(1)	The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue, net	$384,740	$196,487	$1,046,354	$901,454
Cost of revenue	412,453	244,531	1,244,085	1,028,871
Gross profit	(27,713)	(48,044)	(197,731)	(127,417)

Operating Expenses:
Research and development	1,042,206	908,134	3,640,012	2,783,064
Sales and marketing	679,594	367,801	2,060,961	1,251,887
General and administrative	1,211,518	269,552	2,860,218	856,697
Total operating expenses	2,933,318	1,545,487	8,561,191	4,891,648
Loss from operations	(2,961,031)	(1,593,531)	(8,758,922)	(5,019,065)
Interest expense	(14,171,499)	(3,792,317)	(33,502,092)	(7,654,750)
Change in fair value of warrant liability	(3,878,196)	3,220,152	(8,127,196)	3,203,468
Change in fair value of derivative liability	(10,907,963)	-	(14,293,963)	-
Other income (expense), net	72,668	(1,565)	72,773	(7,630)
Loss before provision for income taxes	(31,846,021)	(2,167,261)	(64,609,400)	(9,477,977)
Provision for income taxes	6,150	-	8,150	2,950
Net loss	$(31,852,171)	$(2,167,261)	$(64,617,550)	$(9,480,927)
Net loss per common share - basic and diluted	$(2.89)	$(6.35)	$(16.60)	$(27.76)
Weighted average number of common shares used in computing net loss per common share	11,028,602	341,488	3,892,893	341,488

The accompanying notes are an integral part of these condensed consolidated financial statements

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(31,852,171)	$(2,167,261)	$(64,617,550)	$(9,480,927)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,215)	(322)	(2,275)	(3,354)
Comprehensive loss	$(31,853,386)	$(2,167,583)	$(64,619,825)	$(9,484,281)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2018 and 2017

 (unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(64,617,550)	$(9,480,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,518	50,486
Stock-based compensation	2,728,551	-
Noncash interest expense	1,590,406	-
Amortization of intangible asset	24,999	-
Amortization of debt discounts	25,593,467	5,976,125
Change in fair value of warrant liability	8,127,196	(3,203,468)
Change in fair value of derivative liability	14,293,963	-
Compensation expense for issuance of consultant warrants	176,000	-
Changes in operating assets and liabilities:
Accounts receivable	3,320	(46,095)
Inventories	(478,150)	(157,101)
Prepaid expenses and other assets	(359,008)	(75,068)
Accounts payable	(348,318)	(196,321)
Accrued liabilities	(166,789)	(1,131,034)
Accrued interest	6,316,331	1,652,419
Net cash used in operating activities	(7,086,064)	(6,610,984)

Cash flows from investing activities:
Purchases of property and equipment	(69,719)	(2,095)
Net cash used in investing activities	(69,719)	(2,095)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,272,679	-
Proceeds from issuance of promissory notes, net of issuance costs	2,002,000	-
Proceeds from issuance of convertible notes payable, net of issuance costs	1,434,698	7,018,478
Repayment of convertible notes payable	(200,000)	(57,903)
Taxes paid related to net share settlements of equity awards	(498,901)	-
Net cash provided by financing activities	13,010,476	6,960,575
Effect of exchange rate changes on cash and cash equivalents	(2,275)	(3,354)
Net increase in cash and cash equivalents	5,852,418	344,142

Cash and cash equivalents as of beginning of year	249,143	92,262

Cash and cash equivalents as of end of year	6,101,561	436,404

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$8,150	$2,950

Noncash Investing and Financing Activities:
Issuance of warrants in connection with convertible notes payable	$3,301,250	$3,332,897
Issuance of warrant in connection with settlement agreement with Series E holders	$1,590,406	$-
Issuance of warrants in connection in initial public offering	$169,000	$-
Beneficial conversion feature of convertible notes payable	$665,000	$3,151,665
Reclassification of warrant from liability to equity	$192,000	$-
Issuance of convertible notes payable upon amendment of promissory notes	$-	$150,000
Issuance of convertible notes in lieu of employee expense payments	$50,000	$-
Reduction of convertible notes payable by shipment of inventories	$-	$277,725
Conversion of accrued interest to accounts payable	$1,957	$-
Conversion of interest to convertible notes payable as principal	$10,182	$9,234
Reclassification of promissory notes to convertible notes payable	$2,250,000	$-
Fair value of derivative liability in connection with issuance of notes payable	$7,886,125	$-
Conversion of preferred units to common stock upon initial public offering	$64,734,841	$-
Conversion of convertible notes and accrued interest to common stock upon initial public offering	$30,450,139	$-
Reclassification of derivative liability to equity upon initial public offering	$43,012,088	$-
Reclassification of warrant liability to equity upon initial public offering	$9,118,073	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

1.	Business and Viability of Operations

Summit Wireless Technologies, Inc. (f/k/a Summit Semiconductor, Inc.) (also referred to herein as “we”, “us”, “our”, or the “Company”) was originally formed as a limited liability company in Delaware on July 23, 2010. The Company develops wireless audio integrated circuits for home entertainment and professional audio markets. On December 31, 2017, the Company converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”). Prior to the Conversion, the Company had been taxed as a partnership for federal and state income tax purposes, such that the Company’s taxable income was reported by its members in their respective tax returns. Following the Conversion, the Company will be taxed as a corporation. In connection with the Conversion, the Company’s Board of Directors approved a 15-for-1 reverse split of the Company’s units into stock. All unit and stock data in this report have been retroactively adjusted to reflect the split. In connection with the Conversion, the Company authorized 20,000,000 shares of preferred stock and 200,000,000 shares of common stock and issued 324,821 shares of common stock to such investors previously holding 4,872,221 common membership interests and 2,762,594 shares of convertible preferred stock to such investors previously holding 41,438,818 preferred membership interests. Such shares of common stock and preferred stock were fully paid, nonassessable shares of stock of the Company.

On July 26, 2018, the Company closed its initial public offering (“IPO”). The Company’s registration statement on Form S-1 (File No. 333-224267) relating to the IPO was declared effective by the Securities and Exchange Commission (“SEC”) on July 25, 2018. The shares of common stock began trading on The NASDAQ Capital Market under the ticker symbol “WISA” on July 27, 2018. Under the offering, the Company issued 2,400,000 shares of common stock at an offering price of $5.00 per share, raising gross proceeds of $12,000,000. In aggregate, the shares issued in the offering generated approximately $10,273,000 in net proceeds, which amount is net of $900,000 in underwriters’ discounts and commissions, $220,000 in underwriters’ accountable and non-accountable expenses and legal, accounting and other estimated offering costs of $607,000. Upon the closing of the IPO, (i) all shares of preferred stock then outstanding were automatically converted into 2,762,594 shares of common stock and (ii) all convertible notes payable along with accrued interest were automatically converted in to 9,527,144 shares of common stock, except for $200,000 of such notes which were repaid in cash immediately following the offering.

Liquidity and management plans

Since inception, the Company has incurred recurring net operating losses. As of September 30, 2018 and December 31, 2017, the Company had an accumulated deficit of $172.9 million and $108.3 million, respectively, and expects to incur losses for the foreseeable future. To date, the Company has financed its operations primarily through sales of its common stock in conjunction with the Company’s IPO in July 2018, sales of common and preferred units prior to its IPO and proceeds from convertible notes.

As of September 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $6.1 million and $0.2 million, respectively. Management believes that the Company’s current cash and investments, including the net proceeds of approximately $10.3 million from the closing of its IPO in July 2018, as described above, along with the anticipated proceeds from its future operating results, will provide sufficient funds to enable the Company to meet its obligations through at least November 2019, a period of at least twelve months from the date on which the condensed consolidated financial statements are issued. However, if the anticipated operating results are not achieved in future periods, the Company’s planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. The cost and timing of developing the Company’s products are highly uncertain and are subject to substantial risks and many changes. As such, the Company may alter its expenditures as a result of lower than expected revenues or unexpected operating costs. In such case, the Company will need to raise additional funds in the future, including through financings. There can be no assurance, however, that such efforts will be successful or that, in the event they are successful, the terms and conditions of such financings will be favorable to the Company.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (“Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of operations and cash flows. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, filing and other fees related to the IPO were capitalized during our IPO process. During the three months ended September 30, 2018, $607,000 in deferred offering costs were reclassified to additional paid-in capital upon the effectiveness of the IPO. As of December 31, 2017, $54,000 of deferred offering costs were capitalized and included in other assets on the condensed consolidated balance sheet.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires partial payment in advance of shipping. As of September 30, 2018, the Company had two customers accounting for 89% and 11% of accounts receivable. As of December 31, 2017, the Company had two customers accounting for 74% and 12% of accounts receivable. The Company had two customers accounting for 51% and 45% of its net revenue for the three months ended September 30, 2018. The Company had one customers accounting for 92% of its net revenue for the three months ended September 30, 2017. The Company had two customers accounting for 59%, and 32% of its net revenue for the nine months ended September 30, 2018. The Company had three customers accounting for 50%, 31% and 8% of its net revenue for the nine months ended September 30, 2017.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales of products with alternative use account for the majority of our revenue and are recognized at a point in time.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer and deposited with the relevant government authority, are excluded from revenue. Our revenue arrangements do not contain significant financing components.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

2.	Summary of Significant Accounting Policies, continued

Sales to certain distributors are made under arrangements which provide the distributors with price adjustments, price protection, stock rotation and other allowances under certain circumstances. The Company does not provide its customers with a contractual right of return. However, the Company accepts limited returns on a case-by-case basis. These returns, adjustments and other allowances are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue recognized. We believe that there will not be significant changes to our estimates of variable consideration.

If a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred income/ advances received from customers which are included in other current liabilities when the payment is made or it is due, whichever is earlier.

Comprehensive Loss

Comprehensive loss includes all changes within stockholders’ equity (deficit) that are not the result of transactions with stockholders. Accumulated other comprehensive loss includes the foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity (deficit), while foreign currency transaction gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and nine months ended September 30, 2018 and 2017.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and nine months ended September 30, 2018 and 2017 were not material.

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

For the three and nine months ended September 30, 2018, warrants to purchase 8,601,813 shares of common stock, and 943,352 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  For the three and nine months ended September 30, 2017, warrants to purchase 2,176,469 shares of common stock and 2,762,594 shares of preferred stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  In addition, shares issuable upon the conversion of convertible notes payable have been excluded from the calculation of net loss per common share for all periods presented because the inclusion would be antidilutive.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on revenue from contracts with customers, ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods including interim reporting reports beginning after December 15, 2017. Collectively, we refer to Topic 606, its related amendments and Subtopic 340-40 as the “new standard”.

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

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

3.	Balance Sheet Components

Inventories:

	September 30,	December 31,
	2018	2017

Raw materials	$3,730	$3,729
Work in progress	91,735	141,302
Finished goods	1,075,569	547,853

Total inventories	$1,171,034	$692,884

Property and equipment, net:

	September 30,	December 31,
	2018	2017

Machinery and equipment	$833,587	$768,168
Tooling	27,200	22,900
Computer software	91,631	91,631
Furniture and fixtures	15,000	15,000
Leasehold improvements	11,238	11,238
	978,656	908,937
Less: Accumulated depreciation and amortization	(873,793)	(844,275)

Property and equipment, net	$104,863	$64,662

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $10,292 and $8,155, respectively. Depreciation and amortization expense for the nine months ended September 30, 2017 and 2018 was $29,518 and $50,486, respectively.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

3.	Balance Sheet Components, continued

Accrued liabilities:

	September 30,	December 31,
	2018	2017

Accrued vacation	$221,098	$197,976
Accrued compensation	76,623	27,058
Accrued bonus	34,730	227,194
Accrued other	215,954	262,992

Total accrued liabilities	$548,405	$715,220

4.	Promissory Notes

In connection with the acquisition of the Focus Enhancements, Inc. assets in July 2010, the Company assumed an asset purchase agreement with Hallo Development Co, LLC (“Hallo”). In October 2010, the Hallo agreement was amended to require the Company to pay royalties to Hallo at specified rates based on annual net sales derived from the Company’s purchased technology over a period of three years with a minimum royalty of $900,000. Initial shipments commenced in 2011 and after three years, cumulative royalties due Hallo were $900,000. In April 2014, the Hallo agreement was amended, converting the outstanding balance of $357,500, to an unsecured promissory note (“Hallo Note”), bearing interest at 18.0% per year with an initial maturity date of December 31, 2015, that was later extended. In December 2016, following a principal reduction payment of $37,500, the Hallo Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000, the Company would make a principal reduction payment of $12,500, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, shall automatically convert to shares in connection with an initial public offering, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the Hallo Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the Hallo note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $3,530 and $9,811 for the three months ended September 30, 2018 and 2017, respectively. The Company has recognized interest expense of $23,666 and $30,100 for the nine months ended September 30, 2018 and 2017, respectively. The Company made principal reduction payments under the Hallo Note of $100,000 and $13,750 for the nine months ended September 30, 2018 and 2017, respectively. As of December 31, 2017, $218,750 of principal was due under the Hallo Note and such amount is classified under convertible notes payable. On July 25, 2018, the outstanding convertible note automatically converted into 56,723 shares of common stock in connection with the Company’s IPO.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

4.	Promissory Notes, continued

On January 5, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $500,000 (the “January 2015 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. The initial interest rate was 15.0% per year with an initial maturity date of July 5, 2015, that was later extended. In February 2016, following a principal reduction payment of $225,000, the maturity date was extended to September 1, 2017, and the interest rate was adjusted to 10.0% per year. In December 2016, following a principal reduction payment of $23,414, the January 2015 Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000 prior to an IPO, the Company would make a principal reduction payment of $12,500, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, shall automatically convert to shares in connection with the IPO, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the January 2015 Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the January 2015 Note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $1,472 and $6,313 for the three months ended September 30, 2018 and 2017, respectively. The Company has recognized interest expense of $10,518 and $18,831 for the nine months ended September 30, 2018 and 2017, respectively. The Company made principal reduction payments under the January 2015 Note of $100,000 and $13,750 for the nine months ended September 30, 2018 and 2017, respectively. As of December 31, 2017, $265,331 was due under the January 2015 Note and such amount is classified under convertible notes payable. On July 25, 2018, the outstanding convertible note automatically converted into 39,653 shares of common stock in connection with the Company’s IPO.

On April 4, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $450,000 (the “April 2015 Note”). The proceeds from April 2015 Note were used to repay the $450,000 loan outstanding with a bank. The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. Interest accrues at a rate 5.0% per year during the first twelve months and increases to 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the April 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert into the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the April 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the April 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $3,082 and $11,343 for the three months ended September 30, 2018 and 2017, respectively. The Company has recognized interest expense of $25,397 and $33,658 for the nine months ended September 30, 2018 and 2017, respectively. As of December 31, 2017, $450,000 was due under the April 2015 Note and such amount is classified under convertible notes payable. On July 25, 2018, the outstanding convertible note automatically converted into 155,373 shares of common stock in connection with the Company’s IPO.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

4.	Promissory Notes, continued

On September 18, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $200,000 (the “September 2015 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the September 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the September 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the September 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $1,219 and $6,274 for the three months ended September 30, 2018 and 2017, respectively. The Company has recognized interest expense of $11,137 and $14,959 for the nine months ended September 30, 2018 and 2017, respectively. As of December 31, 2017, $200,000 was due under the September 2015 Note and such amount is classified under convertible notes payable. On July 25, 2018, the outstanding convertible note automatically converted into 68,544 shares of common stock in connection with the Company’s IPO.

In connection with the sale of product on December 22, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $353,475 (the “December 2015 Note”). The principal amount represented as advance on the product sale. The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrues at a rate 12.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally September 22, 2016, that was later extended. In December 2016, the December 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in an initial public offering or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the December 2015 Note was reclassified to convertible notes payable. The Company has recognized interest expense of $5,511 for both the three and nine months ended September 30, 2017, respectively. In 2016 and 2017, the Company shipped finished inventory valued at $75,750 and $277,725, respectively, to the lender which agreed that such shipment shall be considered a principal reduction payment. As of December 31, 2017, the December 2015 Note had a zero principal balance as the Company had fulfilled its obligation to ship product to the lender. On July 25, 2018, the outstanding accrued interest on the December 2015 Note automatically converted into 11,295 shares of common stock in connection with the Company’s IPO.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

4.	Promissory Notes, continued

During February 2016, we entered into five different Loan and Securities Agreements and separate Secured Promissory Notes with a total principal face value of $250,000 (the “Five February 2016 Notes”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowings. Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally February 1, 2017, that was later extended. In December 2016, two of the Five February 2016 Notes were terminated and extinguished and the lenders agreed that the $100,000 aggregate principal balance of the loans and the $8,863 aggregate accrued interest would be used to fund their participation in the Series D convertible notes. In May 2017, the three remaining holders of the Five February 2016 Notes agreed to amend their notes to include a provision that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the three remaining Five February 2016 Notes were reclassified to convertible notes payable. Effective February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $986 and $3,781 for the three months ended September 30, 2018 and 2017, respectively. The Company has recognized interest expense of $8,425 and $11,219 for the nine months ended September 30, 2018 and 2017, respectively. As of December 31, 2017, $150,000 was due to the remaining holders of the Five February 2016 Notes and such amount is classified under convertible notes payable. On July 25, 2018, the outstanding convertible notes automatically converted into 49,815 shares of common stock in connection with the Company’s IPO.

In connection with the Five February 2016 Notes, the Company issued warrants to purchase common shares of 111,112 (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants was recorded as a debt discount to be amortized over the respective terms of the various notes. The debt discounts are amortized to interest expense using the effective interest method. During the three months ended September 30, 2018 and 2017, the Company recognized $0 from the amortization of the debt discount for both periods. During the nine months ended September 30, 2018 and 2017, the Company recognized $0 and $29,000, respectively, from the amortization of the debt discount.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

5.	Convertible Notes Payable

As of July 25, 2018, the convertible notes payable and related accrued interest were converted in to 9,527,144 shares of common stock in connection with the Company’s initial public offering. No convertible notes payable were outstanding as of September 30, 2018. The balance of the convertible notes payable as of December 31, 2017 is as follows:

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

On February 12, 2016, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $300,000 (the “February 2016 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the February 2016 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the February 2016 Note was reclassified to convertible notes payable. As of February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $1,973 and $7,561 for the three months ended September 30, 2018 and 2017, respectively. The Company has recognized interest expense of $16,849 and $22,438 for the nine months ended September 30, 2018 and 2017, respectively. As of December 31, 2017, $300,000 of principal was due under the February 2016 Note and such amount is classified under convertible notes payable. On July 25, 2018, the outstanding convertible note automatically converted into 99,594 shares of common stock in connection with the Company’s IPO.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

5.	Convertible Notes Payable, continued

In connection with the February 2016 Note, the Company issued warrants to purchase 33,334 common shares (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants for the February 2016 Note was recorded as a debt discount and is being amortized to interest expense over the term of the note using the effective interest method. During both of the three months ended September 30, 2018 and 2017, the Company recognized interest expense of $0 from the amortization of the debt discount. During the nine months ended September 30, 2018 and 2017, the Company recognized interest expense of $0 and $13,250, respectively, from the amortization of the debt discount.

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

Series C Convertible Notes Payable

During February 2016 through October 2016, the Company received total proceeds of $2,880,000 from the issuance of original issue discount convertible notes (“Series C Convertible Notes”) to investors. The principal balance, plus all accrued and unpaid interest, was due February 28, 2018, as amended, or upon a change of control or an initial public offering by the Company. On February 28, 2018, in connection with the extension of the maturity date to August 28, 2018, the Company issued 327 shares of common stock to the holder of the convertible notes. The conversion price in effect upon an initial public offering is the lesser of $9.00 or the price per common share in the pre-money valuation immediately prior to the initial public offering multiplied by 80%. The conversion price at any other conversion event is $9.00. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $208,800. The Company has recognized no interest expense for the three months ended September 30, 2018 and 2017, respectively. The Company has recognized interest expense of $0 and $1,258 for the nine months ended September 30, 2018 and 2017, respectively. On July 25, 2018, the outstanding convertible note automatically converted into 7,353 shares of common stock in connection with the Company’s IPO.

In connection with the Series C Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 188,236 and 26,354, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF and issuance costs for the Series C Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and nine months ended September 30, 2018 and 2017, the Company recognized no interest expense from the amortization of the debt discounts. Between November and December 2016, all of the Series C Convertible Notes, except for $25,000, were extinguished and converted to Series D Convertible Notes.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

5.	Convertible Notes Payable, continued

Series D Convertible Notes Payable

On various dates in 2016 and 2017, the Company received total proceeds of $4,716,992 from the issuance of original issue discount convertible notes (“Series D Convertible Notes”) to investors. In addition, the Company: (i) extinguished Series C Convertible Notes in the amount of $2,855,000 along with accrued interest of $172,059 and converted those to Series D Convertible Notes; (ii) extinguished other promissory notes in the amount of $235,704 along with accrued interest of $18,536 and converted those to Series D Convertible Notes; (iii) allowed Mr. Moyer to convert $69,290 of reimbursable expense reports into Series D Convertible Notes; and (iv) allowed Mr. Jonathan Gadzak, a member of the Company’s Board of Directors, to convert $12,000 of certain expenses into Series D Convertible Notes. At the date of issuance, the Series D Convertible Notes had a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company except for the January 2015 Note and the Hallo Note which had a pari passu security interest with the Series D Convertible Notes (see Note 5 – Series E Convertible Note Payable for subsequent release of security interest). The principal balance, plus all accrued and unpaid interest is due on September 30, 2018, as amended. The Series D Convertible Notes are eligible for conversion at any point prior to the maturity date or upon a change of control or an initial public offering by the Company. The conversion price in effect upon on initial public offering is the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 75%. The conversion price at any other conversion event is $4.50. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $386,415. In connection with the February 28, 2018 extension of the maturity date, the Company confirmed to the holders of the Series D Convertible Notes that Series D Convertible Notes would accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Notes remained outstanding. The Company has recognized interest expense of $945,833 and $68,542 for the three months ended September 30, 2018 and 2017, respectively. The Company has recognized interest expense of $4,790,777 and $1,168,254 for the nine months ended September 30, 2018 and 2017, respectively. On July 25, 2018, the outstanding convertible notes automatically converted into 3,783,334 shares of common stock in connection with the Company’s IPO.

In connection with the Series D Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,017,692 and 380,449, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series D Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. In connection with the extension of the maturity date to June 30, 2018, the Company confirmed to the holders of the Series D Convertible Notes that the warrants issued in connection with the Series D Convertible Notes would double effective February 28, 2018. The number of warrants outstanding as of September 30, 2018 was therefore 2,035,434. During the three months ended September 30, 2018 and 2017, the Company recognized interest expense of $393,000 and $465,128, respectively from the amortization of the debt discounts. During the nine months ended September 30, 2018 and 2017, the Company recognized interest expense of $3,268,233 and $2,323,452, respectively, from the amortization of the debt discounts.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

5.	Convertible Notes Payable, continued

Series E Convertible Notes Payable

On various dates from May to September 2017, the Company received total proceeds of $5,000,000 from the issuance of original issue discount convertible promissory notes (“Series E Convertible Note”). The Series E Convertible Notes have a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. The principal balance of the Series E Convertible Notes, was due on October 31, 2017. The Series E Convertible Notes were eligible for conversion at any point prior to the maturity date or upon a change of control or an initial public offering by the Company. The conversion price in effect upon on initial public offering is the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 75%. The conversion price at any other conversion event is the lessor of $4.50 or the price per share issued by the Company in connection with any sale involving substantially all the assets of the Company. Additionally, in connection with the Series E Convertible Note financing, all of the Company’s outstanding promissory and convertible note holders agreed to: (i) subordinate their notes to the Series E Convertible Notes, (ii) release all security interests in the Company’s assets in favor of the Series E Convertible Notes (iii) extend their maturity dates to February 28, 2018 and (iv) amend the Company’s Operating Agreement to allow the Series E Convertible Note lender one seat on the Company’s Board of Directors so long as the investor owns any debt or securities of the Company. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $275,000. The Company has recognized interest expense of $195,257 and $266,097, respectively, for the three and nine months ended September 30, 2017, respectively.

On October 31, 2017, the Company filed a confidential S-1 registration statement with the SEC (“S-1”) with the belief that the S-1 filing would extend the maturity date of the Series E Convertible Notes to November 30, 2017. The Series E Convertible Note holders claimed that the S-1 filing did not meet the definition outlined in the Series E Convertible Note and issued a notice of default to the Company on November 2, 2017 (“Default Notice”).

On November 30, 2017, as a result of the Default Notice and an inability of the two parties to renegotiate the Series E Convertible Notes under acceptable terms, the Company requested and received a Series E Convertible Note payoff letter (“Series E Payoff Letter”) from the Series E Convertible Note holders. The Series E Payoff Letter stated that in addition to the repayment of the Series E Convertible Notes of $5,882,353, that the Series E Convertible Note holders were due, $1,097,695 of default interest and penalties, reimbursement of $178,645 of legal fees, and consulting, travel and lodging fees of $102,063. Despite the Company’s disagreement that it was in default and subject to default penalties, interest and legal fees, the Company paid the full monetary demand of $7,260,756 as requested by the Series E Convertible Note holders on November 30, 2017. As a result, the Company recognized interest expense including default interest and penalties of $1,980,049 and additional general and administrative expenses of $280,708 which was comprised of Series E Note holder’s legal fees and consulting expenses of $178,645 and $102,063, respectively, for the year ended December 31, 2017.

In addition, the note holder claimed that the Company was obligated to issue an additional 487,865 warrants in connection with the Default Notice. Pursuant to a settlement agreement that the Company entered into with note holder on July 25, 2018 a warrant to purchase an aggregate of 487,864 shares of common stock was issued (see Note 6 – Fair Value Measurements for fair value computation).

In connection with the Series E Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,307,190 and 114,380, respectively (see Note 6 – Fair Value Measurements for fair value computation). On November 30, 2017, in connection with a provision in the Series E Convertible Note warrants issued to investors (Series E Investor Warrants), the outstanding Series E Investor Warrants doubled, as the Company had not completed an initial public offering by November 30, 2017. Therefore, total warrants outstanding to investors under the Series E Convertible Notes are 3,102,245. The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series E Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and nine months ended September 30, 2017 the Company recognized interest expense of $2,208,779 and $2,898,810, respectively, from the amortization of the debt discounts. During the three and nine months ended September 30, 2018, the Company recognized interest expense of $0 and $69,736, respectively, from the amortization of the debt discounts.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017

(unaudited)

5.	Convertible Notes Payable, continued

Series F Convertible Notes Payable

On various dates between November 2017 and March 2018, the Company received total proceeds of $10,345,000 from the issuance of senior secured convertible promissory notes (“Series F Convertible Notes”) to investors. The Series F Convertible Notes accrue interest at 15% per year and have a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. The principal balance of the Series F Convertible Notes, plus all accrued interest is due on June 30, 2018. The Series F Convertible Notes are eligible for conversion at any point prior to the maturity date at the option of the holder. The conversion price in effect upon on an initial public offering shall be the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 60%. The conversion price at any other conversion event shall be $4.50. Between April 1, 2018 and May 25, 2018, the Company issued $225,000 of additional Series F Convertible Notes. In connection with the additional Series F Convertible Notes the Company issued 25,000 and 5,000 warrants to purchase common stock, to its lenders and investment bankers, respectively. The warrants have a five-year life and are exercisable into common stock at $5.40 per share. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $135,300. The Company has recognized interest expense of $108,596 and $865,441, respectively, for the three and nine months ended September 30, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 3,849,210 shares of common stock in connection with the Company’s IPO.

In connection with the issuance of the Series F Convertible Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 1,174,447 and 233,111, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series F Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and nine months ended September 30, 2018, the Company recognized interest expense of $1,327,000 and $11,996,000, respectively, from the amortization of the debt discounts.

Extension of Maturity Date

The Company’s Series D and Series F convertible promissory notes as well as its other convertible promissory notes, excluding its Series C Convertible Notes and its Series G Notes, had maturity dates of June 30, 2018 (the “June 30th Notes”). On June 30, 2018, the June 30th Notes with a principal balance of $26.4 million went into default. The Company obtained consents from the holders of such notes to initially extend the maturity date of the June 30th Notes to July 15, 2018 and then requested and received consents to extend the maturity date to July 25, 2018.

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

As of July 15, 2018, the Company was in default on $2,812,500 of the Series G Notes. On July 20, 2018, the Company and the holders of the Series G Notes agreed to (i) extend the maturity date of such notes from July 15, 2018 to July 25, 2018 and (ii) agreed to make the Series G Notes automatically convertible in connection with an initial public offering at a conversion price of the lesser of $4.50 or 40% of the highest price of the common stock sold in an initial public offering. In consideration for the extension of the maturity date and the agreement to make the Series G Notes automatically convertible, the Company agreed to issue warrants to purchase an additional 625,000 shares of common stock to the Series G Note holders. As a result of the agreement, the Series G Notes were reclassified from promissory notes to convertible notes payable as of the date of the agreement.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017

(unaudited)

5.	Convertible Notes Payable, continued

The Company has accrued and recognized interest expense of $112,500 and $562,500 for the three and nine months ended September 30, 2018, respectively. On July 25, 2018, the outstanding convertible notes automatically converted into 1,406,250 shares of common stock in connection with the Company’s IPO.

In connection with the issuance of the Series G Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 833,350 and 58,334, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series G Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three months and the nine months ended September 30, 2018, the Company recognized interest expense of $9,622,000 and $9,819,250, respectively, from the amortization of the debt discounts.

Derivative Liability

The February 2016 Note, the Series C Convertible Notes, the Series D Convertible Notes, the Series E Convertible Notes, the Series F Convertible Notes, and the Series G Convertible Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation. The fair value of the derivative liability as of September 30, 2018 and December 31, 2017 was $0 and $20,832,000, respectively, which was recorded as a derivative liability with the offset recorded as a discount to the convertible notes payable (See Note 6 – Fair Value Measurements for fair value computation). In July 2018, the derivative liability was reclassified to additional paid-in capital as of the date of the Company’s IPO.

6.	Fair Value Measurements

The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

•	Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.

•	Level 2 – Pricing is provided by third-party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.

•	Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

6.	Fair Value Measurements, continued

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by level within the fair value hierarchy, are as follows:

September 30, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$220,909
Derivative liability	$-	$-	$-

	December 31, 2017
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$1,227,786
Derivative liability	$-	$-	$20,832,000

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2018.

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017:

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$5,349,786	1,619,287	$1,227,786	1,619,287
Additions	111,000	3,332,907	176,000	3,332,897
Change in fair value	3,878,196	(3,203,478)	8,127,196	(3,203,468)
Reclass to additional paid-in capital	(9,118,073)	-	(9,310,073)	-

Ending balance	$220,909	$1,748,716	$220,909	$1,748,716

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

  Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

6.	Fair Value Measurements, continued

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of September 30, 2018 is as follows:

As of September 30, 2018
Common Stock Price	$4.30
Term (Years)	4.81
Volatility	59%
Risk-free rate of interest	2.94%
Dividend Yield	0.0%

Derivative Liability

The following table includes a summary of changes in fair value of the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017:

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$25,776,000	$-	$20,832,000	$-
Additions	6,328,125	4,183,000	7,886,125	4,183,000
Change in fair value	10,907,963	-	14,293,963	-
Reclassification to equity at initial public offering	(43,012,088)	-	(43,012,088)	-

Ending balance	$-	$4,183,000	$-	$4,183,000

On July 25, 2018, the derivative liability was reclassified to equity upon the Company’s initial public offering. As of September 30, 2017, the Company measured the fair value of the derivative by estimating the fair value of the convertible notes payable at certain conversion points. As of July 25, 2018, the date of the Company’s successful initial public offering, the Company measured the fair value of the derivative by estimating the fair value using the offering price of $5.00. To calculate the fair value of the convertible notes payable with the conversion feature at September 30, 2017, the Company calculated the present value of the convertible notes payable upon conversion at a qualifying initial public offering in the first quarter of 2018, and the present value of the convertible notes payable at non-qualifying initial public offering in the last quarter of 2018. The Company estimated a probability of 50% for the occurrence of a qualifying initial public offering in the first quarter of 2018 and a probability of 50% in the last quarter of 2018.

The Company’s derivative liabilities are measured at fair value using the Probability Weighted Expected Return valuation methodology. A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s embedded conversion options that is categorized within Level 3 of the fair value hierarchy as of July 25, 2018 and September 30, 2017 are as follows:

	July 25, 2018	September 30, 2017
Common Stock Price	$5.00	$3.60
Term (Years)	0.50	1.00
Volatility	65%	52%
Risk-free rate of interest	2.20%	1.31%
Dividend Yield	0.0%	0.0%

  Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

7.	Stockholders’ Equity (Deficit)

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

In connection with the termination of the Plan, on January 31, 2018, the Company issued to its employees and directors 1,284,470 and 153,126, shares of restricted common stock (“January 2018 Restricted Stock Grant”), respectively. Such shares of restricted common stock were granted outside the LTIP’s first year share availability pool, are fully vested, and will be released to the employees and directors in three tranches at the rate of 33.4%, 33.3% and 33.3% on September 1, 2018, March 1, 2019 and September 1, 2019, respectively. In the event an employee voluntarily resigns, the release dates of the shares will be extended such that only 16.5% of the shares are released every nine months, until 100% are released. In the event that a director voluntarily resigns, each of the release dates will be extended nine months.

The LTIP and January 2018 Restricted Stock Grant were approved by a majority of the Company’s stockholders on January 31, 2018. In connection with the January 2018 Restricted Stock Grant, the Company recorded stock-based compensation expense of $0 and $2,156,394, respectively for the three and nine months ended September 30, 2018.

On September 1, 2018, the Company released its first tranche of restricted shares under the January 2018 Restricted Stock Grant. The majority of the restricted stock that were released were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the three and nine months ended September 30, 2018, 473,091 shares of restricted stock were released with an intrinsic value of approximately $2.3 million. Of the restricted stock released, 123,255 shares were forfeited and we withheld 92,555 shares to satisfy approximately $499,000 of employees’ minimum tax obligation on the released restricted stock.

On February 28, 2018 in connection with the extension of the maturity date of the Series C Convertible Note to August 28, 2018, the Company issued 327 shares of its common stock to the note holder. The Company recorded interest expense of $0 and $490, respectively for the three and nine months ended September 30, 2018.

During July, August and September 2018, the Company issued 94,160 shares of restricted common stock to vendors in return for website and investor relations services. The Company recorded an operating expense of $393,550 for the services.

 Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

7.	Stockholders’ Equity (Deficit), continued

Warrants for Common Shares

The Company has issued warrants to purchase common shares to employees and consultants as compensation for services rendered, as well as, in conjunction with the purchase of common shares in equity and debt transactions. A summary of the warrant activity and related information that occurred for the three months ended September 30, 2018 is provided in the following paragraphs.

In connection with a settlement agreement entered into in July 2018 with the original holder of the Series E Convertible Note, the Company issued a warrant to purchase 487,864 common shares at an exercise price of $3.00 per share with a five-year term. The grant date fair value of the warrant was $1,590,095 which was recorded as interest expense with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrant was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $5.00, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.82% and expected life of 5 years.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

7.	Stockholders’ Equity (Deficit), continued

In connection with the Series G Notes amendment, entered into during the three months ended September 30, 2018, the Company issued warrants to purchase 625,000 common shares at an exercise price of $4.50 per share with a five-year term. The grant date fair value of the warrants was $2,506,250 which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.77% and expected life of 5 years.

In August 2018, as payment for investor relations services, the Company issued a warrant to purchase 50,000 common shares at an exercise price of $4.00 per share with a three-year term to a vendor. The grant date fair value of the warrant was $117,300 which was recorded as consulting expense with the offset recorded to additional paid-in capital on the condensed consolidated balance sheet. The fair value of the warrant was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.30, expected dividend yield 0%, expected volatility 60%, risk-free interest rate 2.88% and expected life of 3 years.

On July 25, 2018, as part of the agreement with the investment bankers in connection with the initial public offering, the Company issued warrants to purchase 72,000 common shares at an exercise price of $6.25 per share with a five-year term. The grant date fair value of the warrants was $169,000 which was recorded as issuance costs in additional paid-in capital with the offset also recorded to additional paid-in capital on the condensed consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $5.00, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.86% and expected life of 5 years.

In April 2018, the Company granted warrants to purchase up to 275,000 shares of common stock to Mr. Michael Howse, a member of the Company’s Board of Directors in connection with a consulting agreement. The warrants have an exercise price of $5.40 per share and warrants to purchase up to 110,000 shares of common stock vest over nine months. The remaining warrants vest upon certain performance milestones. As of September 30, 2018, warrants to purchase 61,111 shares of common stock were vested. All of the warrants immediately vest upon a change of control, and the exercise price is subject to certain price protection provisions. The fair value of the vested warrants was $220,909 which was recorded as consulting expense with the offset recorded to warrant liability. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.94% and expected life of 4.81 years.

Information regarding warrants for common stock outstanding and exercisable as of September 30, 2018 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	September 30, 2018	Life (years)	September 30, 2018

$2.00 - $3.00	4,210,595	4.58	3,996,706
$3.30 - $4.00	1,587,125	4.35	1,587,125
$4.50 - $4.95	258,882	2.74	258,882
$5.40 - $6.25	2,543,577	3.83	2,543,577
$10.35	1,634	2.54	1,634
$3.86	8,601,813	4.26	8,387,924

Warrants exercisable as of September 30, 2018, excludes warrants to purchase 213,889 common shares issued to Mr. Howse which have not yet vested.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

8.	Income Taxes

The Company recorded a provision for income taxes of $8,150 for the nine months ended September 30, 2018 and $2,950 for the nine months ended September 30, 2017. The provision for income taxes recorded for the nine months ended September 30, 2018 was primarily due to state income tax expense.

The Company’s effective tax rate was (0.01)% for the nine months ended September 30, 2018 and (0.03)% for the nine months ended September 30, 2017. The difference between the effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2018 and 2017 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of September 30, 2018, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the nine months ended September 30, 2018 and 2017, was calculated on a jurisdiction basis.

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

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

9.	Commitments and Contingencies

Operating Leases

The Company rents its office under an operating lease, which expires in October 2018. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expense. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended September 30, 2018 and 2017 was $78,002 and $80,028, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $256,690 and $251,000, respectively.

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

On January 30, 2018, the Company’s Board of Directors terminated the Plan and adopted the LTIP. (See Note 7 – Stockholders’ Equity (Deficit)).

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

Brett Moyer

Mr. Moyer has served as the Company’s President, Chief Executive Officer and a board member since the Company’s founding in August 2010. Effective February 28, 2018, Mr. Moyer agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Moyer received a warrant to purchase 9,058 shares of common stock at an exercise price of $5.40 and which accrued an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In April 2018, the Company issued Mr. Moyer a $62,500 Series G Note, initially due June 15, 2018, in consideration for $50,000 of expenses incurred by Mr. Moyer. In June 2018, in consideration for extending the maturity date of the Series G Note to July 15, 2018, Mr. Moyer was granted a warrant to purchase 4,630 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, Mr. Moyer was granted a warrant to purchase 13,889 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $537,336 of principal under convertible promissory notes, and all accrued interest, was automatically converted into a total of 157,881 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.60. As of September 30, 2018, Mr. Moyer was owed $0 of principal under convertible promissory notes and owned 1.5% of the outstanding shares of the Company’s common stock.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

10.	Related Parties, continued

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak has been a member of the Company’s board of directors since September 2015. Alexander Capital, L.P. has acted as the lead investment bank in a number of the Company’s private financings. Effective February 28, 2018, Mr. Gazdak agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Gazdak received a warrant to purchase 1,569 shares of common stock at an exercise price of $5.40 and which will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. On July 25, 2018, in connection with the Company’s IPO, $21,176 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 5,647 shares of common stock. As of September 30, 2018, Mr. Gazdak was owed $0 of principal under convertible promissory notes and owned 0.2% of the outstanding shares of the Company.

The Company signed an engagement letter with Alexander Capital, L.P. in August of 2014, under which Alexander Capital, L.P. earns a fee on total investments by their clients. Alexander Capital, L.P. earned fees of $200,250 and $321,300 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, Alexander Capital, L.P. has been issued warrants to purchase a total of 588,391 shares of common stock, exercisable at prices between $3.30 and $5.40 per share and for five years from the date of issuance. Pursuant to the underwriting agreement entered into between the Company and Alexander Capital, L.P. in connection with the IPO (the “Underwriting Agreement”), Alexander Capital, L.P. was paid a cash fee of $900,000, as well as a non-accountable expense allowance of $120,000 and reimbursements of $100,000. Pursuant to the Underwriting Agreement, we issued Alexander Capital, L.P. warrants to purchase 72,000 shares of common stock. Such warrants are exercisable at a per share price of $6.25 and are exercisable at any time during the five-year period commencing 180 days from the effective date of the IPO, which period shall not exceed five years from such effective date.

Brian Herr

Mr. Herr has been a member of the Company’s board of directors since February 2018. Mr. Herr is Chief Investment Officer and Co-Head of Structured Credit and Asset Finance for the Medalist Partners platform (f/k/a Candlewood Structured Strategy Funds) and serves as a co-portfolio manager for the Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP (collectively, the “Medalist Funds”). Mr. Herr was granted a seat on the Company’s board of directors pursuant to a securities purchase agreement, dated as of November 30, 2017, between the Company and the Medalist Funds, pursuant to which the Company also issued to the Medalist Funds an aggregate of $2,000,000 Series F Convertible Notes, due June 30, 2018, which was later amended to extend the maturity date to July 25, 2018, and warrants to purchase an aggregate of 222,222 shares of our common stock. In addition, between April 20, 2018 and June 29, 2018, the Company issued an aggregate of $2,437,500 of Series G Notes due July 15, 2018, as amended to the Medalist Funds and warrants to purchase an aggregate of 180,570 shares of our common stock. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, the Medalist Funds were granted a warrant to purchase 541,666 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $3,950,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 1,950,348 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.60. As of September 30, 2018, the Medalist Funds were owed $0 of principal under convertible promissory notes and owned 12.8% of the outstanding shares of the Company.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

10.	Related Parties, continued

Michael Howse

We are party to a consulting agreement with Michael Howse, dated April 6, 2018 (the “Howse Agreement”), pursuant to which Mr. Howse has agreed to serve an interim role as the Company’s chief strategy officer on an “at-will” basis in consideration for a monthly cash salary of $20,000 per month, as well as two warrants to purchase an aggregate of 275,000 shares of the Company’s common stock. One of the warrants issued pursuant to the Howse Agreement is exercisable for 110,000 shares of the Company’s common stock at a per share price equal to the lesser of (i) $5.40 or (ii) the price per share of any shares issued pursuant to a subsequent financing. The exercise price of such warrant is now $2.00 and all of the shares for which such warrant is exercisable shall vest on the earlier of: (x) nine months from the issuance date of such warrants, (y) if Mr. Howse is terminated as the Company’s interim chief strategy officer and (z) immediately prior to an Acquisition of the Company (as defined in the Howse Agreement). The other warrant issued pursuant to the Howse Agreement is exercisable for 165,000 shares of the Company’s common stock at a per share price equal to the lesser of (i) $5.40 or (ii) the price per share of any subsequent financing. The exercise price of such warrant is now $2.00 and all of the shares for which such warrant is exercisable shall vest upon the achievement of significant milestones (such warrant, the “Performance Warrant”).

The Performance Warrant is subject to certain corporate performance-related goals, as established by the Board’s Compensation Committee. For the Performance Warrant, the Company will recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition. The fair value of the Performance Warrant used in the Company’s expense recognition method is measured based on the number of non-vested warrants granted, the closing market price of the Company’s common stock on the date of grant and an estimate of the probability of the achievement of the performance goals. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed. If it becomes probable that the performance targets will be achieved, a cumulative adjustment will be recorded as if ratable share-based compensation expense had been recorded since the grant date.

In addition, pursuant to the Howse Agreement, if the Company raises capital in one or more financings from, or is acquired by, certain pre-approved investors or acquirors during Mr. Howse’s period of employment or within six months following termination of his employment, he is also entitled to 5% of the gross proceeds of such financings or acquisition (less any fees paid by the Company to any investment bank in connection with such transactions, up to 2.5% of such amount), 50% of which may be paid as a convertible note or preferred equity with the same terms as the participants in such transaction. As of September 30, 2018, Mr. Howse has vested warrants to purchase 61,111 shares of common stock and owns 0% of the outstanding shares of the Company.

Helge Kristensen

Mr. Kristensen has served as a member of the Company’s board of directors since 2010. Mr. Kristensen serves as vice president of Hansong Technology, an original device manufacturer of audio products based in China, president of Platin Gate Technology (Nanjing) Co. Ltd, a company with focus on service-branding in lifestyle products as well as pro line products based in China and co-founder and director of Inizio Capital, an investment company based in the Cayman Islands. Effective February 28, 2018, Inizio Capital and Hansong Technology agreed to extend the maturity dates of the Five February 2016 Note and the December 2015 Note, respectively to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extensions, Inizio Capital and Hansong Technology received warrants to purchase 1,341 and 942 shares of common stock, respectively, at an exercise price of $5.40. On July 25, 2018, in connection with the Company’s IPO, $50,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 27,923 shares of common stock. As of September 30, 2018, affiliates of Mr. Kristensen were owed $0 of principal under convertible promissory notes and owned 0.9% of the outstanding shares of the Company.

Significant Shareholders

Effective February 28, 2018, Carl E. Berg agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Berg received a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40 and will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In addition, Mr. Berg agreed to extend the maturity date of his various other convertibles notes to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extensions, Mr. Berg received warrants to purchase a total of 25,965 shares of common stock at an exercise price of $5.40. On July 25, 2018, in connection with the Company’s IPO, $1,479,412 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 464,687 shares of common stock. As of September 30, 2018, Mr. Berg was owed $0 of principal under convertible promissory notes and owned 10.5% of the outstanding shares of the Company.

  Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017
(unaudited)

10.	Related Parties, continued

Effective February 28, 2018, Lisa Walsh agreed to extend the maturity date of her Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Ms. Walsh received a warrant to purchase 112,419 shares of common stock at an exercise price of $5.40 and which will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In May 2018, the Company issued Ms. Walsh a $287,500 Series G Note, initially due June 15, 2018. In June 2018, in consideration for extending the maturity date of the Series G Note to July 15, 2018, Ms. Walsh was granted a warrant to purchase 23,150 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, Ms. Walsh was granted a warrant to purchase 69,444 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $8,330,147 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 2,938,650 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.60. As of September 30, 2018, Ms. Walsh was owed $0 of principal under convertible promissory notes and owned 24.2% of the outstanding shares of the Company.

11.	Subsequent Events

On October 30, 2018, the Company issued a warrant to purchase 40,000 shares of restricted common stock to a consultant pursuant to a consulting agreement in consideration for providing certain media agent services to the Company for a period of twelve months.

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

We are currently developing certain proprietary software that we believe will provide similar functionality and quality and allow us to enable smart devices, that have Wi-Fi and video media, to deliver surround sound audio. We believe our software based-solution which other brands can integrate into their devices and will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making the need for complex physical wire installations unnecessary, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with Linux, iOS or Android operating systems.

To date, our operations have been funded through sales of our common and preferred equity, debt instruments, and revenue from the sale of our products. Our consolidated financial statements contemplate the continuation of our business as a going concern. However, we are subject to the risks and uncertainties associated with an emerging business, as noted above we have no established source of capital, and we have incurred recurring losses from operations since inception.

On July 26, 2018, the Company closed its initial public offering (“IPO”). The Company’s registration statement on Form S-1 relating to the initial public offering was declared effective by the Securities and Exchange Commission (“SEC”) on July 25, 2018. The shares began trading on The NASDAQ Capital Market under the ticker symbol “WISA” on July 27, 2018. Under the offering, the Company issued 2,400,000 shares of common stock at an offering price of $5.00 per share, raising gross proceeds of $12,000,000. In aggregate, the shares issued in the offering generated approximately $10,273,000 in net proceeds.

Comparison of the Three and Nine months Ended September 30, 2018 and 2017

Revenue

Revenue for the three months ended September 30, 2018 was $385,000, an increase of $188,000 or 96%, compared to the same period of 2017. The increase in revenue was attributable to higher module sales.

Revenue for the nine months ended September 30, 2018 was $1,046,000, an increase of $145,000 or 16%, compared to the same period of 2017. The increase in revenue was attributable to higher module sales combined with higher WiSA membership revenues.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the three months ended September 30, 2018 was $412,000, an increase of $168,000 compared to the same period of 2017. Cost of revenue increased $139,000 as a direct result of the increased revenue between comparable time periods and $16,000 of increased facility allocation charges.

Cost of revenue for the nine months ended September 30, 2018 was $1,244,000, an increase of $215,000 compared to the same period of 2017. Cost of revenue increased $218,000 as a result of higher margin extended distance modules being sold during the first nine months of 2017 that did not occur in the comparable time period of 2018, increased stock-based compensation charges of approximately $24,000, increased facility allocation charges of $52,000, partially offset by reduced inventory obsolescence charges of approximately $69,000.

Research and Development

Research and development expenses for the three months ended September 30, 2018 were $1,042,000, an increase of $134,000 compared to the same period of 2017. The increase in research and development expenses is primarily related to increased salary, incentive compensation and benefit expense of approximately $128,000 as we hired a total of 9 temporary and part-time interns but decreased full time employees by three, between comparison periods.

Research and development expenses for the nine months ended September 30, 2018 were $3,640,000, an increase of $857,000 compared to the same period of 2017. The increase in research and development expenses is primarily related to increased stock-based compensation charges of approximately $662,000 and increased salary, incentive compensation and benefit expense of $192,000 as we hired an average of an additional 12 temporary and part-time interns which was offset by a decrease of three full time employees between comparison periods.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2018 were $680,000, an increase of $312,000 compared to the same period of 2017. The increase in sales and marketing expenses is primarily related to increased consulting fees of approximately $309,000, which includes $156,000 of warrant compensation, as we engaged a senior strategy consultant and a branding firm, increased public relations fees of approximately $25,000, increased travel and tradeshow expenses of $10,000 and $11,000, respectively as we showcased our newest product offerings, partially offset by reduced salary, incentive compensation and benefit expense of $53,000, as we reduced our average headcount by two employees.

Sales and marketing expenses for the nine months ended September 30, 2018 were $2,061,000, an increase of $809,000 compared to the same period of 2017. The increase in sales and marketing expenses is primarily related to increased stock-based compensation charges of approximately $555,000, increased consulting fees of approximately $447,000 which includes $221,000 of warrant compensation, as we engaged a senior strategy consultant and a branding firm, and increased public relations fees of approximately $46,000 partially offset by reduced salary, incentive compensation and benefit expense of $260,000, as we reduced our average headcount by three employees.

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 were $1,212,000, an increase of $942,000 compared to the same period of 2017. The increase in general and administrative expenses is primarily related to increased accounting and legal expenses of $46,000 and $125,000, respectively, as we prepared for an initial public offering and those costs associated with being a publicly traded company and increased investor relations expenses of $753,000, which includes $529,000 of stock-based compensation.

General and administrative expenses for the nine months ended September 30, 2018 were $2,860,000, an increase of $2,004,000 compared to the same period of 2017. The increase in general and administrative expenses is primarily related to increased stock-based compensation charges of approximately $902,000, increased accounting and legal expenses of $99,000 and $139,000, respectively, as we prepared for an initial public offering and those costs associated with being a publicly traded company, increased investor relations expenses of $813,000, which includes $529,000 of stock-based compensation and increased travel, meals and entertainment expenses of $58,000 in connection with the IPO roadshow and post IPO investor conferences.

Interest Expense

Interest expense for the three months ended September 30, 2018 was $14,171,000, an increase of $10,379,000 compared to the same period of 2017. Interest expense increased primarily due to the Series D Convertible Notes accruing 10% interest on the first of every month beginning March 1, 2018, so long as the Series D Convertible Notes remain outstanding, increased amortization of debt discount charges of $9,610,000 as well as an increase in total debt between the comparison periods.

Interest expense for the nine months ended September 30, 2018 was $33,502,000, an increase of $25,847,000 compared to the same period of 2017. Interest expense increased primarily due to the Series D Convertible Notes accruing 10% interest on the first of every month beginning March 1, 2018, so long as the Series D Convertible Notes remain outstanding, increased amortization of debt discount charges of $21,210,000 as well as an increase in total debt between the comparison periods.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended September 30, 2018 was a loss of $3,878,000, compared to a gain of $3,220,000 in the same period of 2017. The change is primarily due to the increase in the stock price as we prepared for an initial public offering, which led to an increase in the fair value of the warrants.

Change in fair value of warrant liability for the nine months ended September 30, 2018 was a loss of $8,127,000, compared to a gain of $3,203,000 during the same period of 2017. The change is primarily due to the increase in the stock price as we prepared for an initial public offering, which led to an increase in the fair value of the warrants.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability for the three months ended September 30, 2018 was a loss of $10,908,000. The increase in the derivative liability is primarily related to the increase of the fair value of the embedded conversion features of our February 2016 Note, and our Series C, Series D, Series F Convertible Notes and Series G Notes, as the Company worked towards its initial public offering. No derivative liability was booked in the three months ended September 30, 2017 as the embedded conversion feature had de minimus value as the Company was not actively seeking any type of offering or change of control due to its financial condition.

Change in fair value of derivative liability for the nine months ended September 30, 2018 was a loss of $14,294,000. The increase in the derivative liability is primarily related to increase of the fair value of the embedded conversion features of our February 2016 Note, and our Series C, Series D, Series F Convertible Notes and Series G Notes, as the Company worked towards its initial public offering. No derivative liability was booked in the nine months ended September 30, 2017 as the embedded conversion feature had de minimus value as the Company was not actively seeking any type of offering or change of control due to its financial condition.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2018 were $6,102,000 compared to $249,000 as of December 31, 2017. The increase in cash and cash equivalents during the nine months ended September 30, 2018 was directly related the Company’s July 2018 IPO where it raised net proceeds of $10,273,000.

We incurred a net loss of ($64,618,000) for the nine months ended September 30, 2018 and used net cash in operating activities of ($7,086,000). For the nine months ended September 30, 2017 we incurred a net loss of ($9,481,000) and used net cash in operating activities of ($6,611,000). Excluding non-cash adjustments, the primary reasons for the increased use of net cash from operating activities during the nine months ended September 30, 2018 is related to the decrease in accounts payable and accrued liabilities by ($348,000) and ($167,000) respectively, the increase in inventories and prepaid expenses of ($478,000) and ($359,000) respectively, partially offset by an increase in accrued interest of $6,316,000, compared to the use of cash to reduce accounts payable and accrued liabilities by ($196,000) and ($1,131,000) respectively, a decrease in accounts receivable, inventories and prepaid expenses of ($46,000), ($157,000) and ($75,000), respectively, partially offset by an increase in accrued interest of $1,653,000 for the nine months ended September 30, 2017.

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

During the nine months ended September 30, 2018, the Company borrowed an additional $3,770,000 from secured lenders receiving net proceeds of $3,437,000 after issuance costs. In addition, in July 2018, the Company completed its IPO where it received net proceeds of $10,273,000. Upon completion of the IPO the Company repaid $200,000 of its convertible notes payable and the remainder of the convertible notes payable along with all related accrued interest converted into a total of 9,527,144 shares of common stock.

During the nine months ended September 30, 2017, the Company borrowed an additional $7,519,000 from secured lenders receiving net proceeds of $7,018,000 after issuance costs.

During the next 12 months, we anticipate product development expenses of $4,000,000, sales and marketing expenses of $2,400,000, general and administrative expenses of $2,100,000, working capital requirements of $1,800,000, which includes funding the anticipated growth in our accounts receivable as well as our inventory and purchase of equipment, and $4,200,000 of anticipated gross margin from sales. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business. Such amounts are based upon our present plans and business conditions and we cannot predict with certainty all of the particular uses for such amounts. In the event that our revenue projections are lower than forecast or our expenses are higher than anticipated, we may need to raise additional funds on terms that may not be attractive, if we are able to raise any additional funding at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Controls

During the nine months ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as disclosed above.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights.

As of September 30, 2018, we do not have any material litigation matters pending.

Item 1A.   Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2018, in consideration for extending the maturity date of the Series G 20% Original Issue Discount Senior Secured Promissory Notes, as amended (the “Series G Notes”) from July 15, 2018 to July 25, 2018 and for amending the terms of conversion to make such Series G Notes automatically convertible upon an initial public offering of the Company’s common stock, the Company issued to the holders of the Series G Notes warrants to purchase an aggregate of 625,000 shares of the Company’s common stock, which are exercisable at a per share price of $3.60.

On July 25, 2018, in connection with a settlement agreement between the Company and the holder of a senior secured original issue discount convertible note (the “Series E Convertible Note”), the Company issued to such holder a five-year warrant to purchase 487,864 shares of the Company’s common stock at a price per share of $3.00 in partial consideration for the settlement of certain disputes with respect to the terms of transaction documents entered into between such parties in connection with the issuance of the Series E Convertible Note.

On July 25, 2018, in connection with the Company’s initial public offering, an aggregate of $28,997,000 of principal under all of the Company’s outstanding convertible notes, and all accrued interest, were automatically converted into a total of 9,527,144 shares of common stock, at a conversion price of $4.00 for the Series C Convertible Notes, $3.75 for the Series D Convertible Notes, $3.00 for the Series F Convertible Notes, $2.00 for the Series G Notes, and at an average conversion price $3.90 for all other outstanding convertible notes. On July 25, 2018, in connection with the Company’s initial public offering, holders of 2,762,594 shares of the Company’s preferred stock were automatically converted into a total of 2,762,594 shares of common stock at a ratio of 1-to-1.

On July 26, 2018, the Company issued 40,000 shares of restricted common stock to a consultant pursuant to a consulting agreement in consideration for providing business advisory services to the Company for a period of two months.

On August 7, 2018, the Company issued a three-year warrant to purchase 50,000 shares of common stock at a per share price of $3.00 to a consultant pursuant to a consulting agreement in consideration for providing business advisory services to the Company for a period of three months.

On September 25, 2018, the Company issued 20,000 shares of restricted common stock to a consultant pursuant to a media advertising agreement in partial consideration for providing certain media agent services to the Company for a period of 180 days.

On September 25, 2018, the Company issued 25,000 shares of restricted common stock to a consultant pursuant to a consulting agreement in consideration for providing certain consulting services to the Company for a period of one year.

The offers and sales of securities in the transactions above were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, including pursuant to Rule 506 thereunder. Such offers and sales were made solely to “accredited investors” as defined under Rule 506 and were made without any form of general solicitation and with full access to any information requested by such investors regarding the Company or the securities offered in such transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
4.1	Form of Common Stock Purchase Warrant issued to holders of Series E Senior Secured Original Issue Discount Convertible Notes.
10.1	Settlement Agreement and Mutual Release, dated July 25, 2018, by and between Summit Semiconductor, Inc. and MARCorp Signal, LLC.
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Wireless Technologies, Inc.

Date: November 15, 2018	By:	/s/ Brett Moyer
		Name:	Brett Moyer
		Title:	Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 15, 2018	By:	/s/ Gary Williams
		Name:	Gary Williams
		Title:	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Common Stock Purchase Warrant issued to holders of Series E Senior Secured Original Issue Discount Convertible Notes.
10.1	Settlement Agreement and Mutual Release, dated July 25, 2018, by and between Summit Semiconductor, Inc. and MARCorp Signal, LLC.
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

