Form 10-K
period 2018-12-31
Summit Wireless Technologies, Inc.
filed 2019-03-29
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-38608

Summit Wireless Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-1135279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6840 Via Del Oro Ste. 280

San Jose, CA 95119

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (408) 627-4716

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.0001	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant's common equity.

The registrant had 15,490,175 shares of its common stock outstanding as of March 25, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of Summit Wireless Technologies, Inc.’s (“Summit”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.	Business

Overview

We believe that the future of audio technology is in wireless devices and that Summit is well positioned to deliver best-in-class immersive wireless sound technology for intelligent devices and next generation home entertainment systems. According to a report by Markets and MarketsTM research firm, the wireless audio market is projected to be $31.80 billion by 2023, making it one of the fastest growing consumer segments. We currently sell modules which wirelessly transmit and receive audio directly to speakers, and which are also fully certified and compatible with the Wireless Speaker and Audio (“WiSA”) Association’s current Compliance Test Specification, which tests the interoperability of products that offer wireless, interference free, uncompressed High-Definition audio. Additionally, we plan to license our proprietary software technology, currently embedded in our wireless modules, to other companies who can then embed our technology into other Wi-Fi enabled smart devices. The segment of the wireless audio market that Summit focuses on is comprised of scalable multichannel solutions with levels of latency that are low enough to synchronize with video. The term multichannel refers to the use of multiple audio tracks to reconstruct a sound field using multiple speakers.

As part of the effort to grow the wireless multichannel home audio segment, Summit was a founding member of the WiSA Association, an association dedicated to providing industry leadership and consumer choice through interoperability testing between brands. There are currently over 45 brands participating in the WiSA Association. Products certified and marked with a WiSA Association logo have been tested to interoperate. This preserves consumer choice by enabling consumers to choose different wireless transmitting products across different brands where audio is decoded with speakers that have the WiSA Association logo displayed. Our marketing strategy focuses on, what we believe, are two emerging wireless audio market needs: better audio quality and lower signal latency. Summit currently sells custom semiconductor chips and wireless modules to a growing list of consumer electronics customers, including major brands in the consumer electronic industry. We believe that a growing adoption of our technology by leaders in this industry will revolutionize the way people experience media content through their mobile devices, televisions (“TVs”), game consoles and personal computers (“PCs”).

Our Business Focus

Our primary business focus is to enable mainstream consumers and audio enthusiasts to experience high quality audio. We intend to continue selling our semiconductors and wireless modules to consumer electronics companies while also increasing our focus on implementing a software licensing business segment.

Industry Background

The wireless audio market is expected to grow from $16.13 billion in 2016 to $31.80 billion by 2023 according to a June 2017 report by Markets and MarketsTM research firm. The primary growth segments for in home entertainment have been “Bluetooth” stereo accessories which include single speakers, headsets, and more recently, “multi-room” stereo speakers that use your home’s Wi-Fi network to stream audio throughout the house. According to a September 2017 article available at www.dealerscope.com the recent emergence of the latter component audio system has presented issues in latency and quality among wireless devices, which Summit’s technology aims to fix. The information contained in or accessible through the foregoing website is not part of this Report and is for informational purposes only.

Our Technology

Our technology addresses some of the main issues that we perceive are hindering the growth of the home theater: complexity and cost. We believe consumers want to experience theater quality surround sound from the comfort of their homes. However, wired home theater systems often require expensive audio-visual (“AV”) receivers to decode the audio stream, leaving the consumer with the burden of concealing the wires. Hiring a professional to hide the wires into the walls or floor is invasive, complicated, costly and time consuming. Further, people that rent as opposed to own may not be able to install these systems as the installation construction needed may not be permitted under a lease agreement. Our first-generation wireless technology addresses these problems by transmitting wireless audio to each speaker at Blu-ray quality (uncompressed 24-bit audio up to 96 kHz sample rates) and emphasizing ease of setup. To our knowledge, Summit’s custom chip and module technology is one of the only technologies available today that can stream up to eight separate wireless audio channels with low latency, removing lip-sync issues between the audio and video sources. In addition, every speaker within a system that utilizes our technology can be synchronized to less than one microsecond, thus eliminating phase distortion between speakers. Summit’s first-generation technology shows that wireless home theater systems are viable home audio solutions for the average consumer and audio enthusiast alike.

Summit is currently developing certain proprietary software for which patent applications have been submitted that we believe will provide similar functionality and quality and allow us to enable smart devices, that have Wi-Fi and video media, to deliver surround sound audio. A prototype version of our software technology has been demonstrated to select customers (pursuant to confidentiality agreements) at the 2019 Consumer Electronics Show in Las Vegas, Nevada. We believe our software based-solution, which other brands can integrate into their devices, will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making the need for complex physical wire installations unnecessary, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

Additionally, we believe our software-based solution will have certain advantages compared to our custom chip and modules we currently have available since our current chips and modules require brands to integrate a separate dedicated Summit transmit module even if a Wi-Fi module is included in the design of the device. Our custom chip and module solution may not be appropriate for integrating into certain devices because it adds to system cost, power consumption, and occupies space. We intend to leverage what we’ve learned from our current products to help us develop a product that can be easily ported to run as software on most Wi-Fi modules and media systems on a chip (“SOC”) combination as opposed to a proprietary wireless audio module. This new approach eliminates the cost of a second radio so there is no additional material cost, assuming there is a Wi-Fi module already integrated into the device.

WiSA Association

Our wholly-owned subsidiary, WiSA, LLC, operates the WiSA Association, which is an association comprised of brands, manufacturers, and influencers within the consumer electronics industry, all of whom agree that a standardized method of interoperability between wireless audio components should exist, and most of whom believe that products should be brought to market with this goal in mind. The WiSA Association creates, maintains and manages specifications for wireless interoperability that are available to all association members. For products with a WiSA Association certification, the WiSA Association also creates, maintains and manages testing criteria and specifications for all products to be listed, marketed and sold. WiSA Association certification is an industrywide “stamp of approval” certifying that a product is interoperable with other WiSA-certified products and has passed several high-performance tests ensuring interoperability and wireless performance standards are met. As the sole owner of WiSA, LLC, we certify all WiSA Association products. Although we previously did not sell any WiSA-certified products, we plan to sell such products in the near future and we also distribute the technology to enable such products to meet the WiSA Association’s certification test specifications.

In 2018, the Company introduced the WiSA Ready certification. The WiSA Ready certification identifies entertainment sources – such as TVs, gaming systems or computers – that are equipped to deliver up to eight channels of high-definition audio to WiSA-certified speakers when connected with a WiSA USB transmitter. This program simplifies consumer set-up and reduces costs by replacing AV receivers or wireless hubs with a low-cost USB accessory. We believe that using WiSA Ready products allows consumers to more simply and conveniently enjoy wireless multi-channel sound, eliminating the clutter, wires and complicated installs generally required to create immersive audio experiences.

Currently, WiSA-certified products are required to use Summit modules in order to meet the standards set by the WiSA Association. As a result, WiSA Association members purchase modules from us in order to build their products to meet such standards.

Among WiSA-certified products, consumers will be able to outfit their home entertainment system with WiSA-certified speakers and components from any participating vendor with the assurance that the devices will interoperate and provide high quality wireless High-Definition surround sound.

The WiSA Association manages logo usage and trademark guidelines, investigates alternative markets, connects brands to manufacturing resources, and provides industry leadership in solving the challenges facing the home theater and commercial markets in the integration of wireless audio technology.

Modules

Summit has designed wireless modules that provide high performance wireless audio for our customers to build into their products, such as a speaker, TV, or Summit’s WiSA Ready USB transmitter dongle. These modules include our custom semiconductors with our intellectual property (“IP”) built in as well as a Wi-Fi radio for communications. By designing and selling these modules, we can reduce our customers’ design expense, accelerate their time-to-market cycle, and reduce the cost of each module. Summit offers both a “TX” module to transmit the audio from a host device like a media hub, TV or dongle to WiSA-enabled speakers and an “RX” model for speakers, that receives the wireless audio signal and processes it for audio play out.

Modules for Consumer Products

Summit’s TX modules are targeted for integration into TVs, AV receivers, media hubs and small USB dongles. Summit’s transmitter, with its integrated antenna, is designed to support rooms as large as 10-meters by 10-meters with uncompressed, 24-bit audio up to 96 kHz sample rate. The module supports a simple interface, with Inter-IC Sound (“I2S”) or USB audio and control. In addition, Summit’s technology has been approved by Digital Content Protection, LLC, the licensing agency for High-bandwidth Digital Content Protection (“HDCP”), as an audio only output technology for retransmission of audio content.

Summit’s receiver interfaces to a digital amplifier and is designed to be integrated directly into a home theater speaker. Integrated antennas support 24-bit audio up to 96 kHz sample rates virtually anywhere within a 10-meter by 10-meter space. It supports one or two separate audio outputs via I2S. An optional interface on the receiver module can be enabled to configure the speaker type and provide volume/mute control at the speaker. Alternatively, the speaker type can be assigned at the factory for preconfigured Home Theater in a Box (“HTiB”) applications.

Summit Speaker Systems

There are speaker systems utilizing Summit’s technology currently in the market with a price range of $500 to over $80,000. We believe the technology allows brands and retailers to provide high quality systems to consumers at a multitude of price points. Further, multi-channel systems can be easily expanded, allowing a consumer to start with a basic 2.0 (stereo) or sound-bar system and expand over time.

The Summit Opportunity

We believe the following attributes: cost, mobility, video support, ease of installation and quality create a market opportunity for Summit technologies to be adopted by the consumer electronics industry as described further below.

Cost

We believe the simplicity and cost structure of our current WiSA USB transmitter and upcoming embedded software solution will make our prices competitive for a wider range of applications, allowing consumer electronics companies to integrate our technology, while also delivering high quality audio.

Mobility

Mobile devices are popular for streaming video, gaming and using virtual reality (“VR”) applications. We believe this is driving a need for an embedded high-fidelity wireless solution in the mobile device that can transmit audio to headsets or speakers within a room. Summit’s technology enables high quality wireless audio transmission from mobile devices.

Video Support

Wireless audio capable of supporting video has become a priority for consumers across a variety of high-volume multimedia platforms, including TV’s, smartphones, game consoles and set-top boxes. Video applications require audio and video to be perfectly synchronized in order to avoid lip-sync and audio phase distortion issues. Summit’s technology prioritizes low latency and synchronization to less than one microsecond, thus practically eliminating phase distortion between speakers.

Ease of Installation

We believe the home theater market has moved toward simplicity in recent years. The costly and inconvenient home theaters of the past have left consumers with a desire for audio systems that provide a simplified installation process. We believe that new audio systems, including the predominant sound bar system, are unable to provide high levels of performance especially in the surround-sound market. Summit’s technology greatly simplifies the installation process of true surround-sound systems. This allows consumers to install a home theater system with the same amount of effort as a sound bar but enjoy a far superior experience. An overwhelming majority of the content entering our homes through digital TV and streaming services is provided in a multi-channel format, which is why Summit’s goal is to facilitate enjoyment of true surround sound for both the everyday consumer and audio enthusiast.

In addition to easy installation, Summit modules provide consumers with a multitude of options, allowing customization of a home theater specific to each consumer, without being forced to stick with one brand of speaker. For example, our hope is that a consumer might start with a Summit enabled sound bar for their TV and then add a Summit enabled subwoofer. That same system can be easily upgraded to a variety of surround sound systems by simply adding more speakers. Our technology will allow consumers to upgrade an audio system or just one component of the system without the need to replace the entire system, consumers can keep the original transmitter, sound bar, and subwoofer and integrate them seamlessly into a new system. Being able to outfit a home entertainment system with Summit-enabled speakers and components gives consumers the ability to express their individual preference and needs and provides the assurance that the devices will interoperate, delivering the highest standard in high-definition (“HD”) wireless surround sound.

Dissatisfaction with Bluetooth Performance and Quality

We believe consumers want better performance and quality from their Bluetooth audio devices. For example, they may want headsets that stay connected over longer distances or products that offer better audio fidelity. By offering a solution that addresses these needs at a comparable price point to Bluetooth, we believe we can build consumer demand for our technology.

Profitability of Audio Component Accessories

HDTVs are getting thinner and it is becoming increasingly difficult to incorporate the latest electronic advances into such thin displays. We expect that eventually most of the electronics will be external to the display. We believe the first physical feature to go will be the audio component, since there is very little room for quality speakers in today’s thin displays. We believe HDTV manufacturers know they need to provide an audio alternative. Additionally, since cost is a significant consideration, we believe some manufacturers may offer external sound bars which will satisfy some consumers, but perhaps not the consumers who desire a high-quality audio alternative. We believe these developments are creating an inflection point in the market, and manufacturers are looking to Summit’s technology to create a standard for wireless audio interoperability that will support a long-term product strategy for the successful development of high quality, wireless audio products. By designing speaker systems that incorporate Summit’s technology, consumer electronics companies will be able to sell easy-to-install surround sound audio solutions alongside TVs.

Consumers want to enjoy improved audio on existing content

We believe that the growth in the number of video devices streaming multi-channel audio content, coupled with new 3D immersive sound experiences from Dolby’s ATMOS and DTS’ DTSx formats, will help propel the demand for wireless speakers well into the future.

Consumers want to be able to enjoy wireless audio without interference from other wireless signals

Having other devices nearby that also use the 5 GHz band should not affect the performance of a Summit enabled audio system, as Summit’s technology can seamlessly switch to another frequency within the 5 GHz band. The 5 GHz U-NII spectrum utilized by Summit technology has up to 24 channels available that are constantly monitored for interference using the Dynamic Frequency Selection (“DFS”) sub-band between 5.2 and 5.8 GHz. When interference is detected, the next channel, having been monitored for over one minute and confirmed for accessibility, is ready to go and Summit enabled devices switch seamlessly to that channel, without the user ever noticing or the audio experience being affected.

What Makes Summit Unique

Both the proprietary technology and the adoption of the technology by leaders in consumer electronics are differentiating factors for Summit. Management believes that Summit is the only company with the technical capabilities of transmitting high resolution, low latency, and speaker synchronization of wireless audio capable of supporting up to 8 channels. Premium consumer brands, like Bang and Olufsen, have begun to adopt our technology as a valued feature in performance products.

Category Defining Wireless Audio

Our wireless audio technology delivers 8 channels of uncompressed audio directly to the speakers in 24-bit and up to 96 kHz sample rates. This means that a consumer can experience audio exactly as it was mastered in the studio. Summit’s technology supports surround sound systems up to 7.1 or 5.1.2 for Dolby ATMOS configurations. There are three wireless audio platforms: WiSA, standard Wi-Fi, and Bluetooth. Low latency is critical for home theater and gaming markets. WiSA’s latency is a fixed latency less than 10 milliseconds, while standard Wi-Fi and Bluetooth technologies have a variable latency greater than 50 milliseconds. In a multi-speaker environment, speaker synchronization is important for keeping each speaker on the same audio sound bit. WiSA keeps speakers synchronized within 5 microseconds. Wi-Fi and Bluetooth are greater than 50 microseconds. Finally, channel count is critical for multi-channel content. WiSA supports 8 channels, Bluetooth supports up to 2, and standard Wi-Fi supports up to 4 channels.

Summit’s technology roadmap includes proprietary software, currently in development, that will support 802.11 Wi-Fi protocol. This proprietary software has been designed to scale in audio channel count and sample rates even as Wi-Fi performance or network utilization changes.

Summit Customers

Summit currently sells custom semiconductor chips and wireless modules to a growing list of consumer electronics customers, including major brands such as Axiim, Bang & Olufsen, Enclave Audio, Klipsch, LG, Harman International, a division of Samsung, and System Audio. We believe that the use of our products by well-known consumer electronics brands will provide an opportunity to create wireless audio products that are simple to install and perform at high levels. Brands such as Bang and Olufsen and Klipsch have chosen Summit technology to drive their wireless home audio/theater product assortments. We believe that their leadership has brought credibility to the technology and paved the way at retail for other brands to follow.

Our Strategy

Our goal is to establish and maintain a leadership position as the ubiquitous standard for hi-fidelity wireless, multi-channel audio. To obtain and enhance our position as the leading standard in the audio space, we intend to:

•	improve recognition of our Summit brand and the WiSA Association standard brand;

•	provide excellent products and services to our customers and members;

•	make sure our technology is accessible to many consumers by having our technology in consumer electronics devices that sell at a variety of price points;

•	expand market awareness of wireless multi-channel hi-fidelity audio experience availability;

•	reduce hardware costs while moving towards a software licensing business model;

•	enhance and protect our intellectual property portfolio;

•	invest in highly qualified personnel; and

•	build innovative products alongside the world’s leading consumer electronics companies.

We currently sell our modules to a customer base that is primarily comprised of companies that sell their electronics in relatively small quantities. As the larger consumer electronics companies whom we are working with begin to sell new Summit enabled products, we expect that orders for our modules will increase proportionally. With larger orders, we believe that we can take advantage of economies of scale and improve our gross margins on our modules.

Interoperability

Interoperability is a key aspect of wireless technology. We believe this is especially true in audio, where unique designs, price points, audio quality and capabilities as well as consumer brand loyalties are significant factors for the end consumer. Creating home theater and audio components that all work with an interoperable standard creates a high level of confidence in retailers and consumers and helps drive the entire category. Interoperability also increases the opportunity for specialized brands to create new and innovative products knowing they can focus on their specific part of the market and rely on others to create the necessary cohort components.

Proprietary Software

A significant amount of our time and resources are being allocated towards launching a software licensing part of our business. Customers will receive a license for our TX software, so that any of their devices with a suitable Wi-Fi radio can transmit audio compliant with our standard without having to purchase and integrate our TX module. We believe that this software will be well positioned for use by major consumer electronics companies in many devices including TVs, handsets, gaming consoles, and computers. Patent applications have been submitted for key technology innovations in this software.

Speaker companies under this new model would purchase Wi-Fi modules with our RX software pre-installed from an original equipment manufacturer (“OEM”), rather than buying modules directly from us. The OEM would pay a royalty to us based on how many modules with our software that it sold.

Research and Development

As of December 31, 2018, our research and development department consisted of 30 dedicated employees, 8 of which were working part-time. Summit’s engineering team has a wide range of expertise, capable of developing all levels of product design, from Application Specific Integrated Circuits (“ASIC”) to modules to finished products. Summit research and development has and will continue developing trade secrets for Digital Signal Processing (“DSP”), RF design and testing of Summit technologies.

Summit has developed multiple ASICs and certified modules for integration into multiple designs by ODMs which are currently shipping to consumers. The hardware solution uses a high-performance proprietary network for transmission of multi-channel audio.

Summit is currently developing a Wi-Fi compliant Software (“SW”) solution that could enable multi-channel audio capabilities on most Google Cast modules and Linux/Android based multimedia systems. The software solution uses a Wi-Fi compliant network for transmission of multi-channel audio. Summit has demonstrated the core SW only technology to key tier one companies and is currently working on productizing the solution for evaluation and implementation.

Manufacturing, Logistics and Fulfillment

Our modules are designed and developed in Oregon, and our manufacturing is outsourced to contract manufacturers located in China. Our manufacturing facilities have been ISO 9001 and ISO 14001 certified. We purchase components and fabricated parts from multiple suppliers; however, we rely on sole source suppliers for certain components used to manufacture our modules. Several key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. Our operations team manages the pricing and supply of the key components of our modules and seeks to achieve competitive pricing on the largest value-add components, while leveraging our contract manufacturers’ volume purchases for best pricing on common parts. We have strong relationships with our manufacturers, helping us meet our supply and support requirements. Our manufacturing partners procure components and assemble our devices in accordance with our purchase orders. Demand forecasts and manufacturing purchase orders are based upon customer orders, historical trends, and analysis from our sales and product management functions. We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance, and that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities.

While some modules are delivered from our production facility in Oregon, we have a third-party warehouse and fulfillment center in Hong Kong that delivers the majority our modules.

Sales Channels and Customers

Summit sells modules and integrated circuits (“ICs”) directly to OEM brands worldwide which in turn, sell their system level products to end customers through a vast channel of retailers and dealer networks. Internationally known brands such as Bang & Olufsen, Harman International, a division of Samsung, LG, System Audio, Klipsch, Hansong, GGEC, Axiim, Enclave and many others are among our current customers, with products aimed at the wireless home theater market. Most of these brands sell thru big box retail and online e-tail.

Marketing and Advertising

Effective and consistent marketing and advertising is critical as we grow our wireless audio solutions. We have worked with multiple PR agencies on establishing effective messaging to face all segments within our category including press, brands, reviewers, retailers and consumers. Our focuses are ease of set-up, high quality performance, expandability and the benefits of a true multi-channel surround sound audio solutions.

Competition

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and greater financial, technical, marketing, distribution and other resources than we have with which to pursue engineering, manufacturing, marketing and distribution of their products.

Microchip Technology, Inc.

Microchip Technology, Inc. (“Microchip”) develops, manufactures and sells specialized semiconductor products used by their customers for a wide variety of embedded control applications. One of their offerings, KleerNet, is in direct competition with our technology. Microchip markets their KleerNet technology as resistant to interference, low latency, long-range, and able to stream uncompressed audio. Summit’s technology differentiates itself from KleerNet because we do not rely on a retransmission protocol. A retransmission protocol resends audio packets that have been either damaged or lost. We believe retransmission of audio data is an inferior solution since it increases latency in congested networks and makes it difficult to synchronize audio with video. Summit transmits audio packets with fixed latency in a manner well-suited for multi-channel audio networks and video applications.

Avnera Corporation

Avnera Corporation (“Avnera”) is a fabless semiconductor company making highly-integrated application targeted ICs for consumer audio and voice applications. Avnera’s ICs integrate RF, power management, audio data converters, host interfaces, & programmable DSPs onto low-cost CMOS, enabling very high performance at low total system cost. Avnera’s IC products target applications in the PC accessory audio, iPod accessory audio, home theater, and consumer & enterprise voice markets. Avnera’s list of customers includes Logitech, Creative, Rocketfish, Panasonic, iHome, Vizio, Sanyo, Onkyo, Acoustic Research, Audioengine and Polycom.

Bluetooth SIG, Inc.

Bluetooth SIG, Inc. is a globally recognized technology that has applications to wireless audio. We believe Bluetooth SIG technology currently cannot match the technical capabilities of our modules. However, Bluetooth SIG, is still a very inexpensive and widely used technology for wireless audio. We believe that our technological advantages over Bluetooth SIG include our ability to provide to consumers surround sound, a more reliable connection, higher fidelity, fixed low latency, tight speaker to speaker synchronization, and uncompressed audio.

In addition to these companies that compete with our custom chip and module business, we believe that Blackfire Research Corporation would be a competitor for our upcoming software IP business segment.

Intellectual Property

We have key IP assets, including patents and trade secrets developed based on our technical expertise. As of December 31, 2018, we had 8 issued patents and 3 pending patent applications in the United States and one application outside the United States. The patents cover several areas of a multi-channel system. Our currently issued patents expire at various times from December 31, 2029 through February 21, 2034.

IP is an important aspect of our business, and our practice is to seek protection for our IP as appropriate. A multi-channel audio for surround sound system has technical requirements not required by simple stereo only systems. Multi-channel systems require each audio channel to be precisely played in time to create a sound field that correlates to video being viewed by a consumer. Summit has developed hardware and software core technologies that manage system network latency and speaker phase. Summit’s patents are based on protecting our low latency network algorithms and multi receiver synchronization.

We pursue a general practice of filing patent applications for our technologies in the U.S. and foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. We have multiple patents covering aspects and improvements for many of our technologies.

Our trademarks cover our various products, technologies, improvements, and features, as well as the services that we provide. These trademarks are an integral part of our technology licensing program, and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications.

We protect our IP rights both domestically and internationally. From time to time, we may experience problems with OEMs of consumer entertainment products in emerging economies. In the event it becomes necessary, we will take all necessary steps to enforce our IP rights.

Moreover, we have relatively few issued patents outside the U.S. Growing our licensing revenue in developing countries may depend in part on our ability to obtain and maintain patent rights in these countries, which is uncertain. Further, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is uncertain.

Employees

As of December 31, 2018, we had a total 45 employees working in the United States and internationally. In the United States, we had 43 employees, 8 of which were working part-time, including 30 employees that work in our research and development department, 7 employees in our sales and marketing department, 3 employees that work in our manufacturing/logistics/fulfillment departments and 4 employees that work in our general and administrative department. Additionally, we have one sales employee in Japan and one logistics employee in Taiwan. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

Item 1A.	Risk Factors

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Facilities

Our executive and finance office is located in San Jose, California where we lease approximately 1,500 square feet for approximately $1,500 per month on a month to month basis. Our research and development, production, sales and marketing personnel occupy office space in Beaverton, Oregon, where we lease approximately 17,500 square feet for approximately $30,000 per month. Effective July 31, 2018, we entered into a first amendment to lease agreement with AmberGlen, LLC, pursuant to which we extended the term of our lease to October 31, 2020.

We lease our facilities and do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3.	Legal Proceedings

At the present time, we are not involved in any material litigation. However, from time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on NASDAQ under the symbol “WISA”. Prior to July 27, 2018, our common stock was not quoted or listed to trade on any public market.

Price Range of Common Stock

The following tables show, for the periods indicated, the high and low bid prices per share of our common stock as reported by NASDAQ for the period July 27, 2018 through December 31, 2018. These bid prices represent prices quoted by broker-dealers on NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	2018
	High	Low
July 27, 2018 through September 30, 2018	$5.00	$3.56
Quarter ended December 31, 2018	$5.61	$3.00

Holders

As of March 25, 2019, there were approximately 102 holders of record of our common stock according to the Company’s transfer agent. This number does not include shares of Common Stock held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

On August 27, 2018, the Company issued 9,160 shares of restricted common stock to a consultant pursuant to a website development agreement in partial consideration for providing website development services to the Company in early 2018.

On October 30, 2018, the Company issued a five-year warrant to purchase 40,000 shares of common stock at a per share price of $4.95 to a consultant pursuant to a consulting agreement in consideration for providing investor and media agent services to the Company for a period of one year.

Pursuant to an agreement with Michael Howse, dated April 6, 2018, as amended effective as of December 27, 2018 (the “Howse Agreement”), in consideration for him serving as our interim chief strategy officer and as a member of our board of directors, the Company issued Mr. Howse (i) a warrant to purchase 110,000 shares of common stock, exercisable at a per share price of $2.00, which is currently fully vested and (ii) a warrant to purchase 165,000 shares of common stock, exercisable at a per share price of $2.00, which shall vest, so long as Mr. Howse continues to serve as interim chief strategy officer and/or as a member of our board of directors, (x) as to 110,000 shares of common stock upon the achievement of a significant milestone and (y) as to 55,000 shares of common stock upon the achievement of an additional significant milestone. The foregoing exercise prices are subject to adjustment as provided in each warrant, including without limitation, certain anti-dilution rights. Pursuant to the Howse Agreement, such warrants shall fully vest on the earlier of (1) immediately prior to a Fundamental Transaction, as defined in such agreement, (2) Mr. Howse’s removal from our board of directors for any reason other than his resignation, his intentional illegal conduct or gross misconduct, or his conviction for any felony, theft, embezzlement or violent crime.

In connection with the Howse Agreement, the Company also granted Mr. Howse up to 400,000 deferred shares under the LTIP (the “Deferred Shares”) pursuant to a Deferred Shares Agreement, entered into as of January 4, 2019 (the “Deferred Shares Agreement”). Pursuant to the Deferred Shares Agreement, if a Fundamental Transaction (as defined in the Howse Agreement) has not occurred within 180 days of the earlier of the date on which Mr. Howse no longer serves (i) as the Company’s interim chief strategy officer or (ii) on the Company’s board of directors, all of the Deferred Shares shall be forfeited and Mr. Howse will have no further rights to such shares. Pursuant to such agreement, the Deferred Shares shall vest immediately prior to a Fundamental Transaction, and the number of Deferred Shares that shall vest is based on the Consideration (as defined in the Howse Agreement) paid for the Company in such transaction, which number of Deferred Shares that shall vest to double in the event that the Company does not incur General Expenses (as defined in the Howse Agreement).

The sale and the issuance of the foregoing warrants and shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). We made this determination based on the representations of each investor which included, in pertinent part, that each such investor was either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each investor that (i) such investor acquired the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investor had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon these exemptions.

Item 6.	Selected Financial Data.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this Report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements speak only as of the date of this Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions of any of the forward-looking statements to reflect any change in our expectations with regard thereto or to conform these statements to actual results.

Overview

We were formed as Summit Semiconductor, LLC, a Delaware limited liability company, on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017, at which time we changed our name to Summit Semiconductor, Inc. Effective as of September 11, 2018, we changed our name to Summit Wireless Technologies, Inc. We run our operations through Summit Wireless Technologies, Inc., as well as through our wholly-owned subsidiaries, Summit Semiconductor K.K., a Japanese corporation and WiSA, LLC, a Delaware limited liability company. The address of our corporate headquarters is 6840 Via Del Oro, Ste. 280, San Jose, CA 95119. Our website address is www.summitwireless.com. The information contained in or accessible through our website is not part of this Report and is intended for informational purposes only.

We are an early stage technology company and our primary business focus is to enable mainstream consumers and audio enthusiasts to experience high quality audio. We intend to continue selling our semiconductors and wireless modules to consumer electronics companies while also increasing our focus on implementing a software licensing business segment.

Our plan also anticipates that our technology will address some of the main issues that we perceive are hindering the growth of the home theater: complexity and cost. We believe consumers want to experience theater quality surround sound from the comfort of their homes. However, wired home theater systems often require expensive audio-visual (“AV”) receivers to decode the audio stream, leaving the consumer with the burden of concealing the wires. Hiring a professional to hide the wires into the walls or floor is invasive, complicated, costly and time consuming. Further, people that rent as opposed to own may not be able to install these systems as the installation construction needed may not be permitted under a lease agreement. Our first-generation wireless technology addresses these problems by transmitting wireless audio to each speaker at Blu-ray quality (uncompressed 24-bit audio up to 96 kHz sample rates) and emphasizing ease of setup. To our knowledge, our custom chip and module technology is one of the only technologies available today that can stream up to eight separate wireless audio channels with low latency, removing lip-sync issues between the audio and video sources. In addition, every speaker within a system that utilizes our technology can be synchronized to less than one microsecond, thus eliminating phase distortion between speakers. Our first-generation technology shows that wireless home theater systems are viable home audio solutions for the average consumer and audio enthusiast alike.

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

On July 26, 2018, the Company closed its initial public offering of its common stock (“IPO”). The Company’s registration statement on Form S-1 relating to the IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on July 25, 2018. The shares began trading on The NASDAQ Capital Market under the ticker symbol “WISA” on July 27, 2018. Pursuant to the IPO, the Company issued 2,400,000 shares of common stock at an offering price of $5.00 per share, raising gross proceeds of $12,000,000. In aggregate, the shares issued in the offering generated approximately $10,273,000 in net proceeds.

Plan of Operation

Our plan of operation is to focus our efforts in offering a suite of technologies that will enable mainstream consumers and audio enthusiasts to experience high quality audio. We intend to continue selling our semiconductors and wireless modules to consumer electronics companies while also increasing our focus on implementing a software licensing business segment.

We have designed wireless modules that provide high performance wireless audio for our customers to build into their products like a speaker, TV, or dongle for example. These modules include our custom semiconductors with our IP built in as well as a Wi-Fi radio for communications. By designing and selling these modules we can reduce our customers design expense, accelerate their time-to-market cycle, and reduce the cost of each module. Summit offers both a “TX” module to transmit the audio from a host device like a media hub, TV or dongle to WiSA-enabled speakers and an “RX” model for speakers, that receives the wireless audio signal and processes it for audio play out.

Industry Background

The wireless audio market is expected to grow from $16.13 billion in 2016 to $31.80 billion by 2023 according to a June 2017 report by Markets and MarketsTM research firm available at www.marketsandmarkets.com. The information contained in or accessible through the foregoing website is not part of this Report and is intended for informational purposes only. The primary growth segments for in home entertainment have been Bluetooth stereo accessories which include single speakers, headsets, and more recently, “multi-room” stereo speakers that use your home’s Wi-Fi network to stream audio throughout the house. The recent emergence of the latter component audio system has presented issues in latency and quality among wireless devices, which Summit’s technology aims to fix.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, our observance of trends in the industry and information available from other outside sources, as appropriate. Please see Note 2 of the Notes to the Consolidated Financial Statements for a more complete description of our significant accounting policies.

We utilize the extended transition period provided in Securities Act Section 7(a)(2)(B) as allowed by Section 107(b)(1) of the JOBS Act for the adoption of new or revised accounting standards as applicable to emerging growth companies. As part of the election, we will not be required to comply with any new or revised financial accounting standard until such time that a company that does not qualify as an “issuer” (as defined under Section 2(a) of the Sarbanes-Oxley Act of 2002) is required to comply with such new or revised accounting standards.

As an emerging growth company within the meaning of the rules under the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we will not have to provide an auditor’s attestation report on our internal control in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to utilize this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards as they become applicable to public companies.

Comparison of the Year Ended December 31, 2018 and 2017

Revenue

Revenue for the year ended December 31, 2018 was $1,374,000, an increase of $261,000 or 23%, compared to the same period of 2017. The increase in revenue was attributable to higher module sales.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the year ended December 31, 2018 was $1,612,000, an increase of $340,000 compared to the same period of 2017. Cost of revenue increased $275,000 due to product mix, increased stock-based compensation charges of approximately $24,000, increased facility allocation charges of $69,000, partially offset by reduced inventory obsolescence charges of approximately $67,000.

Research and Development

Research and development expenses for the year ended December 31, 2018 were $4,873,000, an increase of $1,208,000 compared to the same period of 2017. The increase in research and development expenses is primarily related to increased stock-based compensation charges of approximately $662,000, increased consulting expense of $130,000 and increased salary, incentive compensation and benefit expense of $353,000 as we hired an average of an additional 12 temporary and part-time interns which was offset by a decrease of three full time employees between comparison periods.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2018 were $2,803,000, an increase of $1,214,000 compared to the same period of 2017. The increase in sales and marketing expenses is primarily related to increased stock-based compensation charges of approximately $555,000, increased consulting fees of approximately $717,000 which includes $286,000 of warrant compensation, as we engaged a senior strategy consultant and a branding firm, and increased public relations fees of approximately $76,000 partially offset by reduced salary, incentive compensation and benefit expense of $169,000, as we reduced our average headcount by two employees.

General and Administrative

General and administrative expenses for the year ended December 31, 2018 were $3,657,000, an increase of $2,228,000 compared to the same period of 2017. The increase in general and administrative expenses is primarily related to increased stock-based compensation charges of approximately $902,000, increased accounting expenses of $129,000 as we prepared for an initial public offering and those costs associated with being a publicly traded company, increased investor relations expenses of $1,130,000, which includes $633,000 of stock-based compensation and increased travel, meals and entertainment expenses of $74,000 in connection with the IPO roadshow and post IPO investor conferences.

Interest Expense

Interest expense for the year ended December 31, 2018 was $33,502,000, an increase of $18,806,000 compared to the same period of 2017. Interest expense increased primarily due to the Series D Convertible Notes accruing 10% interest on the first of every month beginning March 1, 2018 until their conversion on July 25, 2018, the effective date of the IPO, increased amortization of debt discount charges of $16,024,000 as well as an increase in total debt between the comparison periods.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the year ended December 31, 2018 was a loss of $8,051,000, compared to a gain of $4,309,000 during the same period of 2017. The change is primarily due to the increase in the stock price as we prepared for an initial public offering, which led to an increase in the fair value of the warrants.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability for the year ended December 31, 2018 was a loss of $14,294,000, compared to a loss of $9,040,000. The increase in the derivative liability is primarily related to increase of the fair value of the embedded conversion features of our February 2016 Note, and our Series C, Series D, Series F Convertible Notes and Series G Notes, as the Company worked towards its initial public offering. The change is primarily due to the increase in the stock price as we prepared for an initial public offering as well as a significant increase in total debt between the comparison periods.

Gain on Extinguishment of Convertible Notes Payable

Gain on extinguishment of convertible notes payable for the year ended December 31, 2017 was $622,000. The gain is directly related to the elimination of the derivative liability associated with the Series E Convertible Note which was repaid on November 30, 2017.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2018 were $3,218,000 compared to $249,000 as of December 31, 2017. The increase in cash and cash equivalents during the year ended December 31, 2018 was directly related the Company’s July 2018 IPO where it raised net proceeds of $10,273,000.

We incurred a net loss of ($67,356,000) for the year ended December 31, 2018 and used net cash in operating activities of ($9,952,000). For the year ended December 31, 2017, we incurred a net loss of ($25,652,000) and used net cash in operating activities of ($10,388,000). Excluding non-cash adjustments, the primary reasons for the decreased use of net cash from operating activities during the year ended December 31, 2018 is related to the decrease in accounts payable ($752,000), the increase in inventories and prepaid expenses of ($691,000) and ($221,000) respectively, partially offset by an increase in accrued interest of $6,316,000, compared to the use of cash for the year ended December 31, 2017, as a result of an increase in accounts receivable, inventories and prepaid expenses of ($48,000), ($385,000) and ($102,000) respectively, the pay down of accrued liabilities by ($1,376,000), offset partially by an increase in accounts payable and accrued interest of $295,000 and $1,546,000, respectively.

During the year ended December 31, 2018, the Company borrowed an additional $3,770,000 from secured lenders receiving net proceeds of $3,437,000 after issuance costs. In addition, in July 2018, the Company completed its IPO where it received net proceeds of $10,273,000. Upon completion of the IPO the Company repaid $200,000 of its convertible notes payable and the remainder of the convertible notes payable along with all related accrued interest converted into a total of 9,527,144 shares of common stock.

During the year ended December 31, 2017, the Company borrowed an additional $17,156,000 from secured lenders, receiving net proceeds of $15,808,000 after issuance costs, and repaid $5,068,000 of principal to its secured lenders.

Going Concern

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We are an early stage company and have generated losses from operations since inception. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.

Based on current operating levels, the Company will need to raise additional funds in the first half of 2019. Management of the Company intends to raise additional funds through the issuance of equity securities or debt. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Internal Control Over Financial Reporting

Prior to the IPO we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2018 and 2017, we identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The identified material weaknesses related to (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both accounting principles generally accepted in the United States of America, or GAAP and SEC guidelines.

Our management and independent registered public accounting firm did not and were not required to perform an evaluation of our internal control over financial reporting as of and for the years ended December 31, 2018 and 2017 in accordance with the provisions of the JOBS Act.

We are in the process of taking steps intended to remedy these material weaknesses in our internal control over financial reporting identified by our independent registered public accounting firm. Since the material weaknesses relates at least in part to inadequate staffing, we plan to address it through the hiring of additional personnel in addition to other steps approved by our audit committee. We will not be able to assess whether the steps we are taking will fully remedy the material weaknesses until we have fully implemented them and a sufficient time passes in order to evaluate their effectiveness. If we fail to further increase and maintain the number and expertise of our staff for our accounting and finance functions and to improve and maintain internal control over financial reporting adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately and prevent fraud. In addition, we cannot be certain that any such measures we undertake will successfully remediate the material weaknesses or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline. As a result of such failures, we could also become subject to investigations by NASDAQ, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources. If we fail to make necessary improvements to address the material weaknesses in our internal control over financial reporting identified by our independent registered public accounting firm, we may not be able to report our financial results accurately and timely or prevent fraud, any of which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The financial statements, notes to the financial statements and the respective reports of the Company’s independent registered accountants required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2018 and 2017, we identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The identified material weaknesses related to (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP and SEC guidelines.

The Company is continuing to remediate the material weakness identified above as its resources permit.

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2018 covered by this Report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

The Company entered into a related party transaction with one of its directors, Michael Howse. See “Certain Relationships and Related Party Transactions – Michael Howse” for more information.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Other Executive Management and Directors

Our executive officers and directors and their respective ages and positions as of March 25, 2019 are as follows:

Name	Age	Positions
Executive Officers
Brett Moyer	61	President, Chief Executive Officer and Chairman of the Board
Gary Williams	52	Chief Financial Officer, Secretary and VP of Finance

Non-Employee Directors
Michael A. Fazio	57	Director
Jonathan Gazdak	46	Director
Dr. Jeffrey M. Gilbert	47	Director (2)
Helge Kristensen	58	Director (1)(2)(3)
Sam Runco	70	Director (1)(3)
Brian Herr	42	Director (1)(2)(3)
Michael Howse	56	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Brett Moyer, Chief Executive Officer, President and Director and Chairman. Brett Moyer is a founding member of the Company and has served as the President and Chief Executive Officer of the Company and as a member of its board of directors since August 2010. From August 2002 to July 2010, Mr. Moyer served as president and chief executive officer of Focus Enhancements, Inc., a developer and marketer of proprietary video technology and UWB wireless chips. From February 1986 to May 1997, Mr. Moyer worked at Zenith Electronics Inc. a consumer electronic company, where he had most recently been the vice president and general manager of its Commercial Products Division. Since August 2017, Mr. Moyer has served as a member of the board of directors of DionyMed Brands Inc., a company which operates a multi-state, vertically integrated operating platform that designs, develops, markets and sells a portfolio of branded cannabis products. From June 2016 to November 2018, Mr. Moyer served as a member of the board of directors of Alliant International University, a private university offering graduate study in psychology, education, business management, law and forensic studies, and bachelor’s degree programs in several fields. From 2003 to December 2015, he served as a member of the board of directors of HotChalk, Inc., a developer of software for the educational market, and from March 2007 to September 2008, he was a member of the board of directors of NeoMagic Corporation, a developer of semiconductor chips and software that enable multimedia applications for handheld devices. Mr. Moyer received a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Master’s of Business Administration with a concentration in finance and accounting from Thunderbird School of Global Management.

Gary Williams, Chief Financial Officer, Secretary and Vice President of Finance. Gary Williams has served as Secretary, Vice President of Finance and Chief Financial Officer since the Company’s founding in August 2010. In addition, Mr. Williams served as the Chief Financial Officer of Quantum3D, Inc., a training and simulation technology company, from November 2012 to September 2016. Prior to joining the Company, Mr. Williams served as secretary, vice president of finance and chief financial officer of Focus Enhancements Inc., a developer and marketer of proprietary video technology, from January 2001 to July 2010, when the videography and semiconductor businesses of the company were purchased by VITEC Multimedia, Inc. and the Company, respectively. Mr. Williams served as controller, vice president of finance, chief financial officer and secretary of Videonics Inc., a publicly traded company in the consumer electronics business, from February 1995 to January 2001, when Videonics merged with Focus Enhancements, Inc. From July 1994 to January 1995, Mr. Williams served as controller for Western Micro Technology, a publicly traded company in the electronics distribution business. From January 1990 to June 1994, Mr. Williams worked in public accounting for Coopers & Lybrand LLP. Mr. Williams is a Certified Public Accountant, inactive, and received a Bachelor’s Degree in Business Administration, with an emphasis in Accounting, from San Diego State University.

Non-Employee Directors

Michael A. Fazio. Michael A. Fazio has been a member of the Company’s board of directors since May 2017. Since its inception in August 2012, Michael A. Fazio has served as the chairman of MARCorp Financial LLC, a private equity firm located in Illinois. Mr. Fazio was granted a seat on the Company’s board of directors pursuant to a securities purchase agreement, dated as of May 17, 2017, between the Company and MARCorp Signal, LLC, a wholly-owned subsidiary of MARCorp Financial LLC, pursuant to which the Company issued MARCorp Signal, LLC a $5,882,353 senior secured original issue discount convertible note and a warrant to purchase 2,614,381 shares of our common stock. Previously, from 2003 to December 2016, Mr. Fazio held various senior management roles at Houlihan Lokey, a global investment banking firm, most recently serving as managing director and co-head of the European Financial Institutions Group. Mr. Fazio also served as president, chief financial officer of Comdisco Inc. and chief executive officer of Comdisco Europe a multibillion equipment leasing company, from 2001 to 2002. Prior to Comdisco, Inc. from 1999 to 2000, Mr. Fazio served as executive vice president and chief operating officer of Deutsche Bank of the Americas, a global banking and financial services company, and from 1983 to 1999, he was employed at Arthur Andersen and served in various leadership roles there, including as Partner in Charge of the Financial Institutions Industry program in New York. The Company believes that Mr. Fazio is qualified to serve on its board of directors because of his over 30 years of experience in advisory services in connection with acquisitions, divestitures, corporate strategy, operational oversight and restructurings. Mr. Fazio received a joint BBA/MBA, with honors, in accounting from Pace University.

Jonathan Gazdak. Jonathan Gazdak has been a member of the Company’s board of directors since June 2015. Mr. Gazdak has served as managing director and the head of investment banking at Alexander Capital L.P., an investment banking firm based in New York, since April 2014, concentrating in the technology, digital media, media and entertainment industries, as well as specialty finance vehicles. He has worked on a broad range of transactions, including public equity and debt financings, restructurings, mergers and acquisitions and special-purpose acquisition company (“SPAC”) transactions. Prior to Alexander Capital L.P., Mr. Gazdak served as head of the technology group at Aegis Capital Corp., a mid-sized broker-dealer firm, from November 2011 to April 2014. While at Aegis Capital Corp., he helped complete over 40 public and private financings and merger and acquisition transactions. Prior to Aegis Capital Corp., from June 2009 to October 2011, Mr. Gazdak worked in the media and entertainment group at Oppenheimer & Co. Inc., an investment banking and financial services firm. Prior to his career in investment banking, Mr. Gazdak was an entrepreneur who owned and managed an international IT consulting and services firm for 10 years, selling it in 2005. From May 1996 to May 2006, Mr. Gazdak was a national board member and regional president of the TechServe Alliance, which promotes the growth of hundreds of IT-related business around the nation. Mr. Gazdak received his MBA from Columbia Business School with Beta Gamma Sigma honors and received a degree with honors in mechanical engineering from the University of Florida. The Company believes that Mr. Gazdak is qualified to serve on its board of directors because based on his deep experience as an entrepreneur as well as his broad experience in the finance and technology industries.

Dr. Jeffrey M. Gilbert. Dr. Gilbert has been a member of the Company’s board of directors since April 2015. Dr. Gilbert has been working in the Research and Machine Intelligence and Project Loon teams at Google, Inc. since March 2014, and from January 2014 to March 2014, Dr. Gilbert worked for Transformational Technology Insights LLC, a consulting company, where he served as the sole principal. Previously, from May 2011 to December 2013, Dr. Gilbert was chief technology officer of Silicon Image, Inc., a leading provider of wired and wireless connectivity solutions. Dr. Gilbert was responsible for Silicon Image Inc.’s technology vision, advanced technology, and standards initiatives. Prior to joining Silicon Image Inc., Dr. Gilbert was chief technical officer of SiBEAM Inc., a fabless semiconductor company pioneering the development of intelligent millimeter wave silicon solutions for wireless communications, from May 2005 to May 2011. Before SiBEAM Inc., Dr. Gilbert served as director of algorithms and architecture and other engineering and management positions at Atheros Communications, a semiconductor developer, from May 2000 to May 2005, where he led the development of that company’s 802.11n, 802.11g, eXtended Range (“XR”), and Smart Antenna technologies. Dr. Gilbert received a Ph.D. in Electrical Engineering from the University of California Berkeley, an M.Phil. in Computer Speech and Language Processing from Cambridge University, and a B.A. in Computer Science from Harvard College. The Company believes that Dr. Gilbert is qualified to serve on its board of directors to advise the company on technology developments and management based on his long-standing experience in the wireless and technology industries.

Helge Kristensen. Helge Kristensen has been a member of the Company’s board of directors since August 2010. Mr. Kristensen has held high level management positions in technology companies for the last 25 years and for the last 18 years, he has served as vice president of Hansong Technology, an original device manufacturer of audio products based in China, and as president of Platin Gate Technology (Nanjing) Co. Ltd, a company with focus on service-branding in lifestyle products as well as pro line products based in China. Since August 2015, Mr. Kristensen has served as co-founder and director of Inizio Capital, an investment company based in the Cayman Islands. Mr. Kristensen has been involved in the audio and technology industries for more than 25 years. His expertise is centered on understanding and applying new and innovative technologies. He holds a master’s degree in Engineering and an HD-R, a graduate diploma, in Business Administration (Financial and Management Accounting) from Alborg University in Denmark. The Company believes that Mr. Kristensen is qualified to serve on its board of directors because of his technology and managerial experience as well has his knowledge of the audio industry.

Sam Runco. Sam Runco has been a member of the Company’s board of directors since its inception. Mr. Runco co-founded Runco International, Inc. in 1987 and served as its chief executive officer until 2007. He also served as a director of Focus Enhancements Inc. from August 2004 to September 2008 and a director of the Consumer Electronics Association (“CEA”) and CEA’s video division from 1996 to 2005. In addition, he played a leadership role in the consumer electronics industry as a member of numerous organizations and associations. From 1997 through 2001, Mr. Runco served as a member of the National Academy of Television Arts and Sciences (Emmy) Technical/Engineering Awards Nominating Committee, the Academy of Digital Television Pioneers. He served as member of the Board of Directors/Governors from 1998 through 2000 and again from 2003 through 2005, then as a member of the Board of Industry Leaders of the CEA from 2006 to 2008. He also served as a member of Board of Governors of the Electronic Industries Alliance from 1998 through 2000, and as a member of the Board of the Academy for the Advancement of High End Audio and Video. Mr. Runco is the recipient of the Consumer Electronic Design and Installation Association peer-selected Lifetime Achievement Award and elected to Dealerscope magazine’s Hall of Fame. The Sound & Visionary from S&V Magazine selected him as one of the 10 Most Influential Leaders in the custom installation industry by CE Pro magazine. He was number 1 on the Most Influential Leader list in the custom installation audio/video industry, which was voted on by his peers six years after Mr. Runco sold Runco International, Inc. The Company believes that Mr. Runco is qualified to serve on its board of directors due to his solid reputation with the audio video dealer network and his ability to understand consumer desires and provide guidance on product development. The Company believes that his industry experience, including his knowledge base on dealers and their consumers, will be an excellent resource for the Company.

Brian Herr. Brian Herr has been a member of the Company’s board of directors since February 2018. Mr. Herr is Chief Investment Officer and Co-Head of Structured Credit and Asset Finance for the Medalist Partners platform (f/k/a Candlewood Structured Strategy Funds) and serves as a partner and co-portfolio manager for the Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP (collectively, the “Medalist Funds”). Mr. Herr was granted a seat on the Company’s board of directors pursuant to a securities purchase agreement, dated as of November 30, 2017, between the Company and the Medalist Funds, pursuant to which the Company also issued to the Medalist Funds an aggregate of $2,000,000 Series F Convertible Notes and warrants to purchase an aggregate of 222,222 shares of our common stock. Prior to working for the Medalist Partners platform in October 2010, Mr. Herr worked at Credit Suisse as a portfolio manager within its structured credit effort since August 2006. Prior to that, Mr. Herr worked for two years in the structured products department of Brown Brothers Harriman and Co. as a Structured Products Sector Manager, where his primary responsibilities included trading and sector management for the ABS and RMBS sectors with approximately $2.5 billion in AUM. Prior to that, Mr. Herr, while employed at Brown Brothers Harriman and Co., served in a variety of positions within its institutional fixed income division since 1999. Mr. Herr graduated Boston University in May 1999 with a Bachelors Degree in Economics and a minor in Business Administration. The Company believes that Mr. Herr is qualified to serve on its board of directors because of his extensive financial experience with both large and small cap companies.

Michael Howse.  Michael Howse has been a member of the Company’s board of directors since April 2018 and has served as the Company’s Interim Chief Strategy Officer since November 1, 2018. Mr. Howse has served as founder and general partner of Eleven Ventures since 2015, a venture capital firm focused on the consumer technology, digital gaming and VR/AR markets. Previously, from 2013 to 2014, Mr. Howse served as Advanced Micro Devices, Inc.’s Corporate Vice President of New Ventures, where he was responsible for defining cloud GPU platforms and strategies. Prior, from 2008 to 2012, Mr. Howse served as chief executive officer and president of Bigfoot Networks, the creators of the Killer™ branded game networking technology, which was acquired by Qualcomm. Mr. Howse was integral in creating the 3D graphics category for mainstream consumers while serving in senior executive roles at Creative Labs, S3 and 3dfx Interactive.  Mr. Howse received his undergraduate degree from UCLA in 1986 and completed the Executive MBA Program at Stanford University in 1995. Since 2013, he has served on the Executive Committee of the UCLA Venture Capital Fund and previously worked at U.S. Venture Partners from 2001 to 2003. Mr. Howse has received numerous industry awards, including “Marketer of the Year” from Marketing Computers Magazine/Brandweek, PC World’s “50 Best Products of All Time”, Fierce Wireless “Fierce 15” as well as an Academy of Interactive Arts & Sciences award for his pioneering work at Total Vision. He has also been a featured speaker at CES, E3, Churchill Club, Digital Hollywood, and Game Developers Conference (“GDC”) amongst others. The Company believes that Mr. Howse is qualified to serve on its board of directors because of his technology and managerial experience as well has his knowledge of the gaming industry.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

In 2015, Quantum3D, Inc. (“Quantum3D”), a company of which Mr. Williams had been serving as chief financial officer, as a result of his prior experience in corporate restructuring, was placed into an assignment for the benefit of creditors. Mr. Williams continued to serve as chief financial officer during Quantum3D’s restructuring and negotiated sale in September 2016.

Other than the foregoing, no officer, director, or persons nominated for such positions, promoter or significant employee of the Company has been involved in the last ten years in any of the following:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;

•	being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; or

•	having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Board Composition

Our board of directors may establish the authorized number of directors from time to time by resolution and currently consists of eight members. Each director serves until the expiration of the term for which such director was elected or appointed, or until such director’s earlier death, resignation or removal. At each annual meeting of stockholders, the successors to directors will be elected to serve from the time of election and qualification until the next annual meeting following election.

Director Independence

Under the listing requirements and rules of NASDAQ, independent directors must compose a majority of a listed company’s board of directors within 12 months after its initial public offering. In addition, the rules of NASDAQ require that, subject to specified exceptions and phase in periods following its initial public offering, each member of a listed company’s audit and compensation committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the rules of NASDAQ, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his capacity as a member of our audit committee, our board of directors, or any other committee of our board of directors: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that the following members of our board of directors have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director: Brett Moyer, Jonathan Gazdak and Michael Howse, and that other than such directors, each of these directors is “independent” as that term is defined under the listing requirements and rules of NASDAQ. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our common stock by each non-employee director. Our board of directors has also determined that Messrs. Herr, Kristensen, and Runco satisfy the independence standards for the audit committee established by the listing standards of NASDAQ and Rule 10A-3 of the Exchange Act. Our board of directors has determined that Messrs. Herr, Kristensen and Dr. Gilbert satisfy the independence standards for the compensation committee established by the listing standards of NASDAQ, are “independent directors” for committee purposes (as determined under the listing standards of NASDAQ). Our board of directors has determined that as of December 31, 2018, Mr. Fazio does not satisfy the independence standards established by the listing standards of NASDAQ and Rule 10A-3 of the Exchange Act as a result of his role as the chairman of MARCorp Financial LLC, the parent of MARCorp Signal, LLC.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee consists of three directors, Messrs. Herr, Kristensen and Runco. Our board of directors has determined that each of Messrs. Herr, Kristensen and Runco satisfies the independence requirements for audit committee members under the listing standards of NASDAQ and Rule 10A-3 of the Exchange Act. Each member of our audit committee meets the financial literacy requirements of the listing standards of NASDAQ. Mr. Herr is the chairman of the audit committee and our board of directors has determined that Mr. Herr is an audit committee “financial expert” as defined by Item 407(d) of Regulation S-K under the Securities Act. The principal duties and responsibilities of our audit committee include, among other things:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related party transactions;

•	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal control procedures, any material weaknesses with such procedures, and any steps taken to deal with such material weaknesses when required by applicable law; and

•	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter that satisfies the applicable listing standards of NASDAQ.

Compensation Committee

Our compensation committee consists of three directors, Messrs. Herr, Kristensen and Dr. Gilbert. Our board of directors has determined that each of Messrs. Herr, Kristensen and Dr. Gilbert satisfies the independence requirements for compensation committee members under the listing standards of NASDAQ, is a non-employee director as defined in Rule 16b-3 under the Exchange Act and is an independent director as determined under the listing standards of NASDAQ. Mr. Kristensen is the chairman of the compensation committee. The composition of our compensation committee meets the requirements for independence under current listing standards of NASDAQ and current SEC rules and regulations. The principal duties and responsibilities of our compensation committee include, among other things:

•	reviewing and approving, or recommending that our board of directors approve, the compensation of our executive officers;

•	reviewing and recommending to our board of directors the compensation of our directors;

•	reviewing and approving, or recommending that our board of directors approve, the terms of compensatory arrangements with our executive officers;

•	administering our stock and equity incentive plans;

•	reviewing and approving, or recommending that our board of directors approve, incentive compensation and equity plans; and

•	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Our compensation committee operates under a written charter that satisfies the applicable listing standards of NASDAQ.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of three directors, Messrs. Herr, Kristensen and Runco. Our board of directors has determined that each of Messrs. Herr, Kristensen and Runco is an independent director under the listing standards of NASDAQ. Mr. Kristensen is the chairman of the nominating and corporate governance committee. The nominating and corporate governance committee’s responsibilities include, among other things:

•	identifying, evaluating and selecting, or recommending that our board of directors approve, nominees for election to our board of directors and its committees;

•	evaluating the performance of our board of directors and of individual directors;

•	considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;

•	reviewing developments in corporate governance practices;

•	evaluating the adequacy of our corporate governance practices and reporting;

•	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters; and

•	overseeing an annual evaluation of the board’s performance.

Our nominating and corporate committee operates under a written charter.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.summitwireless.com. The information contained in or accessible through the foregoing website is not part of this Report and is intended for informational purposes only. We intend to disclose any amendments to such code, or any waivers of its requirements, on our website to the extent required by applicable SEC rules and NASDAQ requirements.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Non-Employee Director Compensation

The table below sets forth the compensation paid to our directors during the fiscal year ended December 31, 2018.

Director	Fees Earned or Paid in Cash	Stock Awards (1)		All Other Compensation	Total
Michael A. Fazio	$—	$10,938	(2)	$—	$10,938	(2)
Jonathan Gazdak	$—	$37,500	(3)	$—	$37,500	(3)
Dr. Jeffrey M. Gilbert	$—	$37,500	(4)	$—	$37,500	(4)
Helge Kristensen	$—	$37,500	(5)	$—	$37,500	(5)
Sam Runco	$—	$37,500	(6)	$—	$37,500	(6)
Brian Herr	$—	$—		$—	$—
Michael Howse	$—	$—		$—	$—

(1) In connection with the termination of the Company’s Carve-Out Plan (the “Carve-Out Plan”) and the approval of the LTIP on January 31, 2018, the Company’s board of directors approved the issuance of 107,292 shares of restricted common stock to the directors listed in the table above, whose proceeds under the Carve-Out Plan were vested as of that date. See also “Executive Compensation – Non-Equity Incentive Plans”. Such shares were issued to the Company’s directors on January 31, 2018, were to be released in three equal tranches on September 1, 2018, March 1, 2019 and September 1, 2019.

Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock award to purchase a share of common stock granted to the Company’s directors during the fiscal year ended December 31, 2018, as computed in accordance with FASB ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included in this Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2) Mr. Fazio was granted 7,292 shares of restricted common stock in connection with the termination of the Carve-Out Plan, 2,436 shares of which were released to Mr. Fazio on September 1, 2018, and 4,856 shares of which were to be released to Mr. Fazio in two equal tranches on March 1, 2019 and September 1, 2019.

(3) Mr. Gazdak was granted 25,000 shares of restricted common stock in connection with the termination of the Carve-Out Plan, 8,350 shares of which were released to Mr. Gazdak on September 1, 2018, and 16,650 shares of which were to be released to Mr. Gazdak in two equal tranches on March 1, 2019 and September 1, 2019.

(4) Dr. Gilbert was granted 25,000 shares of restricted common stock in connection with the termination of the Carve-Out Plan, 8,350 shares of which were released to Dr. Gilbert on September 1, 2018, and 16,650 shares of which were to be released to Dr. Gilbert in two equal tranches on March 1, 2019 and September 1, 2019.

(5) Mr. Kristensen was granted 25,000 shares of restricted common stock in connection with the termination of the Carve-Out Plan, 8,350 shares of which were released to Mr. Kristensen on September 1, 2018, and 16,650 shares of which were to be released to Mr. Kristensen in two equal tranches on March 1, 2019 and September 1, 2019.

(6) Mr. Runco was granted 25,000 shares of restricted common stock in connection with the termination of the Carve-Out Plan, 8,350 shares of which were released to Mr. Runco on September 1, 2018, and 16,650 shares of which were to be released to Mr. Runco in two equal tranches on March 1, 2019 and September 1, 2019.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. Based solely on our review of the copies of such reports received by us, or written representations from certain reporting persons that no Form 5 was required for such persons, during the fiscal year ended December 31, 2018, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Description
Brett Moyer	1	One transaction was not reported on a timely basis (upon the disposal of shares of Common Stock).
Gary Williams	1	One transaction was not reported on a timely basis (upon the disposal of shares of Common Stock).
Carl E. Berg	1	Mr. Berg’s Form 3 was not filed on a timely basis.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by the executive officers listed below during the years ended December 31, 2018 and 2017. As an emerging growth company, we have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for only our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. Throughout this Report, these officers are referred to as our “named executive officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Brett Moyer
President and Chief	2018	$299,566	(3)	$38,493	$405,035	-	-	$743,093	(2)
Executive Officer	2017	$282,505	(3)	-	-	-	-	$282,505	(2)

Gary Williams
Chief Financial Officer,	2018	$228,365	(4)	$94,486	262,479	-	-	$585,330	(3)
Secretary and VP of	2017	$217,769	(4)	-	-	-	-	$217,769	(3)
Finance

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock award to purchase a share of common stock granted to the named executive officers during the fiscal year ended December 31, 2018, as computed in accordance with FASB ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included in this Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	In connection with the termination of the Carve-Out Plan and the approval of the LTIP on January 31, 2018, the Company issued 445,009 shares of restricted common stock to its named executive officers, whose proceeds under the Carve-Out Plan were vested as of that date. See also “Executive Compensation – Non-Equity Incentive Plans”. Such shares were issued to such officers on January 31, 2018, and were to be released in three equal tranches on September 1, 2018, March 1, 2019 and September 1, 2019. The amounts listed in this column reflect the total value of such shares issued on January 31, 2018. See the footnotes to the table in “Executive Compensation – Outstanding Equity Awards as of December 31, 2018” for the value of the shares released to each named executive officer in each tranche.

(3)	During the year ended December 31, 2017, Mr. Moyer was paid $256,734 of the $282,505 owed to him under the temporary salary reduction that he agreed to receive under his employment agreement with the Company, as well as $167,000 owed for services performed in 2016. During the year ended December 31, 2018, Mr. Moyer’s voluntary reduced compensation continued through June 4, 2018, reducing his total 2018 salary to $299,566 instead of $335,000. In addition, the Company paid Mr. Moyer an additional $25,771 during the year ended December 31, 2018 in order to compensate him for the salary that he was owed for the services that he provided in 2017.

(4)	During the year ended December 31, 2017, Mr. Williams was paid $217,769 under the temporary salary reduction that he agreed to receive under his employment agreement with the Company, as well as $59,769 owed for services performed in 2016. During the year ended December 31, 2018, Mr. Williams’ voluntary reduced compensation continued through June 4, 2018, reducing his total 2018 salary to $228,365 instead of $250,000.

Outstanding Equity Awards as of December 31, 2018

The following table provides information regarding the unexercised warrants to purchase common stock and stock awards held by each of our named executive officers:

	Option/Warrant Awards				Stock Awards
Name	Number of Securities underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities underlying Unexercised Options and Warrants (#) Unexercisable	Option/ Warrant Exercise Price ($/Sh)	Option/ Warrant Expiration Date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brett Moyer	5,556	—	$5.40	2/4/2021	—	(1)	$—	(1)	—	(1)	$—	(1)
	22,223	—	$4.50	2/9/2021
	3,102	—	$4.50	3/31/2021
	4,745	—	$5.40	4/11/2021
	4,778	—	$5.40	6/9/2021
	3,102	—	$4.50	6/30/2021
	9,058	—	$5.40	12/23/2021
	9,058	—	$5.40	2/28/2023
	4,630	—	$3.00	6/27/2023
	13,889	—	$3.00	7/25/2023

Gary Williams	2,056	—	$4.50	3/31/2021	—	(2)	$—	(2)	—	(2)	$—	(2)
	2,055	—	$4.50	6/30/2021
	7,156	—	$5.40	11/30/2022

(1) Mr. Moyer was granted 270,023 shares of restricted common stock in connection with the termination of the Carve-Out Plan, 90,187 shares of which were released to Mr. Moyer on September 1, 2018, which were valued at $437,407 and forfeited by Mr. Moyer to cover tax withholding obligations in connection with the release of such stock. The remaining 179,836 shares were to be released to Mr. Moyer in two equal tranches on March 1, 2019 and September 1, 2019, the values of which will be based on the fair market value of the common stock on each such date of release.

(2) Mr. Williams was granted 174,986 shares of restricted common stock in connection with the termination of the Carve-Out Plan, 58,446 shares of which were released to Mr. Williams on September 1, 2018, which were valued at $283,463, and 20,199 shares of which were forfeited by Mr. Williams to cover tax withholding obligations in connection with the release of such stock. The remaining 116,540 shares were to be released to Mr. Williams in two equal tranches on March 1, 2019 and September 1, 2019, the values of which will be based on the fair market value of the common stock on each such date of release.

Executive Employment Agreements and Arrangements

We are party to an employment agreement with Brett Moyer, which we assumed on or about August 1, 2010 and which was amended in 2011. Pursuant to such agreement, Mr. Moyer agreed to serve as our Chief Executive Officer and President in consideration for an annual cash salary, which was set at $335,000 for the years ended December 31, 2018 and 2017. For additional information on the amounts paid to Mr. Moyer during such periods, refer to the footnotes of the Summary Compensation Table in this section above. Pursuant to Mr. Moyer’s employment agreement, if he is terminated “without cause”, as defined in such agreement, he is entitled to receive 12 months of salary and all options held will immediately vest and become exercisable. Additionally, in the event that Mr. Moyer’s contract is not renewed, he shall receive 12 months of his then current salary. Such agreement provides for incentive bonuses as determined by our board of directors, and employee benefits, including health and disability insurance, in accordance with our policies, and shall automatically renew for successive one-year terms, unless terminated by either party 30 days prior to the end of the then current term.

We are party to an employment agreement with Gary Williams, which we assumed on or about August 1, 2010 and which was amended in 2011. Pursuant to such agreement, Mr. Williams agreed to serve as our Executive Vice President of Finance and Chief Financial Officer in consideration for an annual cash salary, which was set at $250,000 for the years ended December 31, 2018 and 2017. For additional information on the amounts paid to Mr. Williams during such periods, refer to the footnotes of the Summary Compensation Table in this section above. Pursuant to Mr. Williams’ employment agreement, if he is either terminated “without cause” or in the event of a “change in control”, as defined in such agreement, he is entitled to 12 months of salary, payment of prorated bonus amounts and all options held will immediately vest and become exercisable. Such agreement provides for bonuses, as determined by our board of directors, and employee benefits, including health and disability insurance, in accordance with our policies and automatically renews for consecutive one-year terms, unless terminated by either party 90 days prior to the end of the then current term.

Equity Incentive Plans

On January 30, 2018, the Company’s board of directors approved the establishment of our 2018 Long-Term Stock Incentive Plan (the “LTIP”). The LTIP is intended to enable the Company to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for the Company’s welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of Common Stock, which calculation shall be made on the first business day of each new fiscal year; provided that, in any year no more than 8% of the Common Stock or derivative securitization with Common Stock underlying 8% of the Common Stock may be issued in any fiscal year. For fiscal year 2018, up to 300,000 shares of Common Stock were initially available for participants under the LTIP, which shares were granted outside the LTIP’s first year share availability pool. For fiscal year 2019, up to 2,304,909 shares of Common Stock are available for participants under the LTIP. The number of shares of Common Stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP.

In connection with the termination of the Carve-Out Plan (defined below) and the approval of the LTIP on January 31, 2018, the Company issued 1,437,596 shares of restricted common stock to certain of its employees and directors, whose proceeds under the Carve-Out Plan were vested as of that date. See also “Executive Compensation – Non-Equity Incentive Plans”. Such shares were issued to such persons on January 31, 2018, and were to be released in three equal tranches on September 1, 2018, March 1, 2019 and September 1, 2019. As of December 31, 2018, 473,091 shares of restricted common stock were released and 929,264 shares of restricted common stock were to be released on each of March 1, 2019 and September 1, 2019, with an additional 35,241 shares to be released to a terminated employee in five equal tranches over the next 26 months pursuant to the terms of such employee’s restricted stock agreement.

Non-Equity Incentive Plans

On January 30, 2018, the Company terminated the Company’s Carve-Out Plan (the “Carve-Out Plan”) (described in Note 9 of the Notes to the Consolidated Financial Statements). Prior to its cancellation, our employees and directors of the Company were entitled to participate in the Carve-Out Plan at the discretion of the Company’s board of directors. Each Carve-Out Plan participant was awarded points which entitled that participant to a portion of the proceeds payable to the Company and/or its members upon a sale of the Company. The proceeds payable to a Carve-Out Plan participant were equal to an amount determined in accordance with the following formula: (number of points held by participant divided by total points outstanding) multiplied by 18% of Net Sale Price. For this purpose, “Net Sale Price” equaled the aggregate amount payable to the Company and/or its members in connection with a sale of the Company less all amounts payable to creditors of the Company. In connection with the termination of the Carve-Out Plan and the approval of the LTIP on January 31, 2018, the Company issued 1,284,470 and 153,126 shares of restricted common stock to its employees and directors, respectively, whose proceeds under the Carve-Out Plan were vested as of that date (the “January 2018 Restricted Stock Grant”).

The January 2018 Restricted Stock Grant and the LTIP were approved by a majority of the Company’s stockholders on January 31, 2018.

Limitation on Liability and Indemnification Matters

Our bylaws contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to the corporation or its stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which the director derived an improper personal benefit.

This limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our bylaws provide that we are required to indemnify our directors to the fullest extent permitted by Delaware law. Our bylaws also provide that, upon satisfaction of certain conditions, we are required to advance expenses incurred by a director in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. Our bylaws also provide our board of directors with discretion to indemnify our officers and employees when determined appropriate by our board of directors. We have entered into agreements to indemnify our directors, executive officers and other employees as determined by the board of directors. With certain exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought and we are not aware of any threatened litigation that may result in claims for indemnification.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from such director or executive officer once such director or executive officer’s plan is in place. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information subject to compliance with the terms of our insider trading policy. Prior to 180 days after the date of an offering, subject to early termination, the sale of any common stock under such plan may be subject to a lock-up agreement that our directors and executive officers enter into with the underwriters.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of March 25, 2019 for:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our equity securities;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 15,490,175 shares of common stock outstanding as of March 25, 2019, after giving effect to the inclusion of warrants to purchase 5,616,943 shares of common stock, which are exercisable by their respective holders within 60 days. The percentage ownership information shown in the table excludes (i) 464,632 shares of restricted common stock issued on January 31, 2018 that will be released on September 1, 2019, (ii) 28,176 shares of restricted stock to be released to a terminated employee in five equal tranches over the next 23 months pursuant to the terms of such employee’s restricted stock agreement, and (ii) 400,000 unvested Deferred Shares issued to Mr. Howse pursuant to the Deferred Shares Agreement.

Except as otherwise noted below, the address for persons listed in the table is c/o Summit Wireless Technologies, Inc., 6840 Via Del Oro, Ste. 280, San Jose, CA 95119.

	Number of shares beneficially owned		% of Total
	Common		Voting
	Shares	%	Power
5% or greater stockholders
Carl E. Berg (3)	1,744,928	11.2%	11.2%
Lisa Walsh (4)	5,029,580	30.6%	30.6%
MARCorp Signal, LLC (5)	1,709,336	9.9%	9.9%

Directors & executive officers (1)(2)
Brett Moyer (6)	315,143	2.0%	2.0%
Michael A. Fazio (7)	4,864	0.0%	0.0%
Jonathan Gazdak (8)	207,634	1.3%	1.3%
Dr. Jeffrey M. Gilbert (9)	16,675	0.1%	0.1%
Brian Herr (10)	2,192,570	14.0%	14.0%
Michael Howse (11)	110,000	0.7%	0.7%
Helge Kristensen (12)	185,815	1.2%	1.2%
Sam Runco (13)	16,675	0.1%	0.1%
Gary Williams (14)	49,514	0.3%	0.3%
All executive officers and directors as a group (9 persons)	3,098,890	19.7%	19.7%

Total	11,582,734	71.4%	71.4%

(1)	Includes 1,337,314 warrants that are fully vested and are exercisable at prices ranging from $2.00 to $6.25 per share.

(2)	Does not include 183,916 shares of restricted common stock that was issued in satisfaction of the termination of the Carve-Out Plan, which will be released to recipients on September 1, 2019.

(3)	Includes fully vested warrants to purchase 137,731 shares of common stock at an exercise price of $5.40 per share.

(4)	Includes fully vested warrants to purchase 947,060 shares of common stock with exercise prices ranging from $3.60 to $5.40 per share. Excludes warrants to purchase 92,594 shares of common stock, with an exercise price of $3.00 per share, which contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise (subject to increase or decrease upon prior written notice, in the case of any increase, of not less than 61 days).

(5)	Includes fully vested warrants to purchase 1,709,366 shares of common stock at an exercise price of $3.00 per share. Excludes (i) warrants to purchase 1,392,908 shares of common stock, with an exercise price of $3.00 per share, which contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise (subject to increase or decrease upon prior written notice, in the case of any increase, of not less than 61 days), and (ii) shares of Common Stock held directly by Mr. Fazio

(6)	Includes fully vested warrants to purchase 80,141 shares of common stock with exercise prices ranging from $3.00 to $5.40 per share. Excludes 89,918 shares of restricted common stock which will be released on September 1, 2019.

(7)	Excludes (i) 2,428 shares of restricted common stock which will be released on September 1, 2019 and (ii) shares of common stock and fully vested warrants beneficially owned by MARCorp Signal, LLC.

(8)	Includes fully vested warrants to purchase 166,941 shares of common stock with exercise prices ranging from $3.30 to $6.25 per share. Excludes 8,325 shares of restricted common stock which will be released on September 1, 2019.

(9)	Excludes 8,325 shares of restricted common stock which will be released on September 1, 2019.

(10)

These securities are held by certain Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, L.P. (together, the “Medalist Funds”) which are managed by Medalist Partners LP (“Medalist”). Brian Herr is an employee of Medalist and/or one of its affiliates, is a partner and co-portfolio manager for each of the Medalist Funds, and is a member of our board of directors. Mr. Herr does not individually hold or otherwise beneficially own any of our securities. Each of the Medalist Funds has delegated to Medalist, and to Mr. Herr as partner and co-portfolio manager for each of the Medalist Funds, the power to vote and the power to direct the disposition of our securities held by the Medalist Funds. Mr. Herr disclaims beneficial ownership of any securities, except to the extent of his pecuniary interest therein. For further information regarding Mr. Herr’s relationship with the Medalist Funds, Medalist and their affiliates, see the description of Mr. Herr’s business experience under “Management – Non-Employee Directors.”

Includes fully vested warrants to purchase 222,222 shares of common stock at an exercise price of $3.60 per share. Excludes warrants to purchase an aggregate of 722,237 shares of common stock with an exercise price of $3.00 per share, which contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise (subject to increase or decrease upon prior written notice, in the case of any increase, of not less than 61 days).

(11)	Includes fully vested warrants to purchase 110,000 shares of common stock with an exercise price of $2.00 per share. Excludes (i) unvested warrants to purchase 165,000 shares of common stock at an exercise price of $2.00 per share that will vest upon the achievement of certain milestones and (ii) 400,000 Deferred Shares issued pursuant to the Deferred Shares Agreement that will vest immediately prior to a Fundamental Transaction.

(12)	Includes fully vested warrants to purchase 24,506 shares of common stock at an exercise prices ranging from $4.50 to $5.40 per share. Excludes 8,325 shares of restricted common stock which will be released on September 1, 2019.

(13)	Excludes 8,325 shares of restricted common stock which will be released on September 1, 2019.

(14)	Includes fully vested warrants to purchase 11,267 shares of common stock with exercise prices ranging from $4.50 to $5.40 per share. Excludes 58,270 shares of restricted common stock which will be released on September 1, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2018

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	-	$-	2,304,949
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	2,304,949

(1)	See “Directors, Executive Officers and Corporate Governance – Equity Incentive Plans”.

(2)	In connection with the termination of the Carve-Out Plan and the approval of the LTIP on January 31, 2018, the Company issued 1,437,596 shares of restricted common stock to certain of its employees and directors, whose proceeds under the Carve-Out Plan were vested as of that date. See also “Executive Compensation – Non-Equity Incentive Plans”. Such shares were issued to such persons on January 31, 2018, and were to be released in three equal tranches on September 1, 2018, March 1, 2019 and September 1, 2019. As of December 31, 2018, 473,091 shares of restricted common stock were released and 929,264 shares of restricted common stock were to be released in two equal tranches on March 1, 2019 and September 1, 2019, with an additional 35,241 shares to be released to a terminated employee in five equal tranches over the next 26 months pursuant to the terms of such employee’s restricted stock agreement. See “Directors, Executive Officers and Corporate Governance – Non-equity Incentive Plans”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Other than compensation arrangements for our directors and executive officers, the following is a summary of transactions since the years ended December 31, 2016, 2017 and 2018 to which we have been a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years preceding the last fiscal year, and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest.

Brett Moyer

Mr. Moyer has served as the Company’s President, Chief Executive Officer and a board member since the Company’s founding in August 2010.

In February, April and June 2016, Mr. Moyer loaned the Company an aggregate of $185,704 in consideration for the issuance of various secured promissory notes, consisting of an aggregate of $135,704 (such notes, collectively, the “Moyer 2016 Notes”) and $50,000 (such note, along with the notes issued to four other individuals, collectively, the “Five February 2016 Notes”). In connection with the Moyer 2016 Notes and Mr. Moyer’s participation in the Five February 2016 Notes, the Company issued Mr. Moyer warrants to purchase 15,079 and 22,223 shares of common stock, respectively. In July 2016, Mr. Moyer participated in the Company’s preferred unit financing in the amount of $87,000 by extinguishing $87,000 of reimbursable expenses. In connection with this preferred unit financing, Mr. Moyer’s $87,000 investment was converted at $4.50 per unit, and he received 19,334 preferred units. In addition, as described in Note 7 of the Notes to the Consolidated Financial Statements – Preferred Stock, all participants who participated in the Company’s preferred unit financing had their outstanding common units of the Company immediately convert into an equal number of the Company’s preferred units. As such, the 57,787 common units of the Company owned by Mr. Moyer that were immediately outstanding prior to his participation in the Company’s preferred unit financing were converted into 57,787 preferred units of the Company. In December 2016, Mr. Moyer extinguished the Moyer 2016 Notes, his portion of the Five February 2016 Note and $69,290 of reimbursable expense reports, and invested the aggregate sum of $269,091 in the Company’s Series D Convertible Note financing described in Note 5 of the Notes to the Consolidated Financial Statements. In connection with the Series D Convertible Notes financing, the Company also issued Mr. Moyer a warrant to purchase 9,058 shares of common stock at an exercise price of $5.40. In connection with the extension of the maturity date of such Series D Convertible Note to June 30, 2018, the number of warrants granted to Mr. Moyer in connection with such financing was doubled, or increased by 9,058, effective February 28, 2018. As of December 31, 2016 and 2017, Mr. Moyer was owed $269,091 of principal under convertible promissory notes and owned 2.5% of the outstanding units/stock of the Company.

In April 2018, the Company issued Mr. Moyer a $62,500 Series G 20% Original Issue Discount Senior Secured Promissory Note, as amended (a “Series G Note”), in consideration for $50,000 of expenses incurred by Mr. Moyer. In June 2018, in consideration for extending the maturity date of the Series G Note, Mr. Moyer was granted a warrant to purchase 4,630 shares of common stock. In July 2018, in consideration for extending the maturity date of the Series G Note and agreeing to make the note convertible, Mr. Moyer was granted a warrant to purchase 13,889 shares of common stock. On July 25, 2018, in connection with the Company’s IPO, $537,336 of principal under convertible promissory notes, and all accrued interest, was automatically converted into a total of 157,881 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.00. As of December 31, 2018, Mr. Moyer was owed $0 of principal under convertible promissory notes and owned 1.5% of the outstanding shares of the Company’s common stock.

Michael Fazio

Mr. Fazio is the chairman of MARCorp Financial LLC, a private equity firm located in Illinois. Mr. Fazio has been a member of the Company’s board of directors since May 2017. On May 17, 2017, the Company entered into a securities purchase agreement with MARCorp Signal, LLC, pursuant to which the Company borrowed a total of $5,000,000 from MARCorp Signal, LLC in consideration for the Series E Convertible Note. MARCorp Signal, LLC is a wholly-owned subsidiary of MARCorp Financial LLC. In connection with such borrowings, MARCorp Signal, LLC was issued a warrant to purchase 2,614,381 of the Company’s common units, which warrant was exercisable at $4.50 per unit and had a five-year life. On November 30, 2017, MARCorp Signal, LLC’s Series E Convertible Note was repaid by the Company in full. Pursuant to a settlement agreement that the Company entered into with MARCorp Signal, LLC on July 25, 2018, a warrant to purchase an aggregate of 487,864 shares of common stock was issued to MARCorp Signal, LLC, and following the Company’s IPO, the exercise price of the warrants issued in connection with the Series E Convertible Note became $3.00. As of December 31, 2018, Mr. Fazio was owed $0 of principal under convertible promissory notes and owned less than 0.1% of the outstanding shares of the Company’s common stock.

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak has been a member of the Company’s board of directors since June 2015. Alexander Capital, L.P. has acted as the lead investment bank in a number of the Company’s private financings and as an underwriter for the Company’s IPO.

In August 2014, the Company signed an engagement letter with Alexander Capital, L.P. under which Alexander Capital, L.P. earns a fee on total investments by its clients. Alexander Capital, L.P. earned fees from the Company of $359,311, $1,058,575 and $321,300 for the years ended December 31, 2016, 2017 and 2018, respectively. As of December 31, 2018, Alexander Capital, L.P. has been issued warrants to purchase a total of 588,391 shares of common stock, exercisable at prices between $3.30 and $5.40 per share and for five years from the date of issuance.

Pursuant to the underwriting agreement entered into between the Company and Alexander Capital, L.P. in connection with the IPO (the “Underwriting Agreement”), Alexander Capital, L.P. was paid a cash fee of $900,000, as well as a non-accountable expense allowance of $120,000 and reimbursements of $100,000. Pursuant to the Underwriting Agreement, the Company issued Alexander Capital, L.P. a warrant to purchase 72,000 shares of common stock. Such warrant is exercisable at a per share price of $6.25 and is exercisable at any time during the five-year period commencing 180 days from the effective date of the IPO, which period shall not exceed five years from such effective date.

In February 2017, Mr. Gazdak extinguished $12,000 of expense reports and invested $12,000 in the Company’s Series D Convertible Notes financing. As of December 31, 2017, Mr. Gazdak was owed $14,118 of principal under convertible promissory notes and beneficially owned 0.6% of the outstanding stock of the Company. On July 25, 2018, in connection with the Company’s IPO, $21,176 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 5,647 shares of common stock. As of December 31, 2018, Mr. Gazdak was owed $0 of principal under convertible promissory notes and owned 0.2% of the outstanding shares of the Company.

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

In February 2016, Inizio Capital invested $50,000 as one the participants in the Five February 2016 Notes (see Note 4 of the Notes to the Consolidated Financial Statements). In connection with agreeing to a maturity date extension of such notes, Inizio Capital and Hansong Technology received warrants to purchase 1,341 and 942 shares of common stock, respectively, at an exercise price of $5.40. In April 2016, the Company shipped finished inventory valued at $75,750 to Hansong Technology, which the parties agreed would be a principal reduction payment of the December 2015 Note. In May 2016, Inizio Capital participated in the Company’s preferred unit financing in the amount of $131,696. In connection with this preferred unit financing, Inizio Capital’s $131,696 was converted at $4.50 per unit, and it received 29,266 of the Company’s preferred units. In addition, as described in Note 7 of the Notes to the Consolidated Financial Statements – Preferred Stock, all participants who participated in the Company’s preferred unit financing had their outstanding common units of the Company immediately convert into an equal number of preferred units of the Company. As such, the 87,445 common units of the Company owned by Inizio Capital that were immediately outstanding prior to its participation in the Company’s preferred unit financing were converted into 87,445 of the Company’s preferred units. As of December 31, 2016, affiliates of Mr. Kristensen were owed $327,725 of principal under convertible promissory notes and owned 3.8% of the Company’s outstanding units.

In the first quarter of 2017, the Company shipped an additional $277,725 of its finished inventory to Hansong Technology, which fulfilled the Company’s obligation to ship its products to the lender and satisfied the Company’s obligation to repay the principal balance of the December 2015’s Note, leaving only unpaid accrued interest of $42,000. As of December 31, 2017, affiliates of Mr. Kristensen were owed $50,000 of principal under convertible promissory notes and owned 3.8% of the Company’s outstanding stock.

On July 25, 2018, in connection with the Company’s IPO, $50,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 27,923 shares of common stock. As of December 31, 2018, affiliates of Mr. Kristensen were owed $0 of principal under convertible promissory notes and owned 1.0% of the outstanding shares of the Company.

David Carlick

Mr. Carlick served as a member of the Company’s board of directors from May 2015 to November 2016. In April 2016, Mr. Carlick participated in the Company’s common unit financing by investing $15,000. In connection with this common unit financing, Mr. Carlick’s $15,000 investment was converted at $4.50 per unit, and he received 3,334 of the Company’s common units. In May 2016, Mr. Carlick participated in the Company’s preferred unit financing in the amount of $5,014. In connection with this preferred unit financing, Mr. Carlick $5,014 investment was converted at $4.50 per unit thereby receiving 16,713 of the Company’s preferred units. In addition, as described in Note 7 of the Notes to the Consolidated Financial Statements – Preferred Stock, all participants who participated in the Company’s preferred unit financing had their outstanding common units of the Company immediately convert into an equal number of preferred units of the Company. As such, the 3,334 common units of the Company owned by Mr. Carlick that were immediately outstanding prior to his participation in the Company’s preferred unit financing, were converted into 3,334 preferred units of the Company. As of December 31, 2018, Mr. Carlick owned less than 0.1% of the Company’s outstanding units/stock.

Michael Howse

We are party to an agreement with Michael Howse, dated April 6, 2018, as amended effective as of December 27, 2018 (the “Howse Agreement”), pursuant to which Mr. Howse was appointed interim role as chief strategy officer on an “at-will” basis in consideration for a monthly cash salary as well as (i) a warrant to purchase 110,000 shares of our common stock, exercisable at a per share price of $2.00 and which vested monthly over a nine-month period and which fully vested on January 6, 2019 and (ii) a warrant to purchase 165,000 shares of our common stock, exercisable at a per share price of $2.00, which shall vest, so long as Mr. Howse continues to serve as interim chief strategy officer and/or as a member of our board of directors, (x) as to 110,000 shares of common stock upon the achievement of a significant milestone and (y) as to 65,000 shares of common stock upon the achievement of an additional significant milestone. The foregoing exercise prices are subject to adjustment as provided in each warrant. Pursuant to the Howse Agreement, such warrants shall fully vest on the earlier of (1) immediately prior to a Fundamental Transaction, as defined in such agreement, (2) Mr. Howse’s removal from our board of directors for any reason other than his resignation, his intentional illegal conduct or gross misconduct, or his conviction for any felony, theft, embezzlement or violent crime. In addition, pursuant to the Howse Agreement, we also agreed to appoint Mr. Howse to our board of directors, where he may only be removed for cause, or his termination or resignation.

Under the Howse Agreement, if the Company raises capital in one or more financings from certain pre-approved strategic investors, or is acquired by a third-party during the period that Mr. Howse serves as interim chief strategy officer (or within six months thereafter), he will receive a percentage cash bonus concurrently with the closing of such transaction based on the amount raised or consideration paid for the Company, as applicable, (A) which bonus doubles in the event that the Company does not incur an amount equal to 2% or more of the Consideration (as defined in the Howse Agreement) in fees to any investment bank in connection with such transaction, if such transaction is a Fundamental Transaction (such fees, “General Expenses”), and (B) 50% of which bonus may be paid as a convertible note or preferred equity with the same terms as the other participants in such transaction, if such transaction is a financing. Pursuant to the Howse Agreement, we may terminate Mr. Howse at any time, with or without cause, upon 90 days’ prior written notice. Such agreement provides for Company-sponsored benefits in accordance with our policies. Pursuant to the Howse Agreement, effective November 1, 2018, Mr. Howse was placed on our payroll and is now considered a part-time Company employee.

In connection with the Howse Agreement, the Company is also party to the Deferred Shares Agreement, entered into as January 4, 2019, pursuant to which the Company granted Mr. Howse up to 400,000 deferred shares under the LTIP (the “Deferred Shares”). Pursuant to such agreement, if a Fundamental Transaction has not occurred within 180 days of the earlier of the date on which Mr. Howse no longer serves (i) as our interim chief strategy officer or (ii) on our board of directors, all of the Deferred Shares shall be forfeited and Mr. Howse will have no further rights to such shares. Pursuant to such agreement, the Deferred Shares shall vest immediately prior to a Fundamental Transaction, and the number of Deferred Shares that shall vest is based on the Consideration paid for the Company in such transaction, which number of Deferred Shares that shall vest to double in the event that the Company does not incur General Expenses. As of December 31, 2018, Mr. Howse has vested warrants to purchase 97,778 shares of common stock and owns 0% of the outstanding shares of the Company.

Brian Herr

Mr. Herr is Chief Investment Officer and Co-Head of Structured Credit and Asset Finance, for the Medalist Partners platform (f/k/a Candlewood Structured Strategy Funds) and serves as a partner and co-portfolio manager for each of the Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP (collectively, the “Medalist Funds”). Mr. Herr was granted a seat on the Company’s board of directors pursuant to a securities purchase agreement, dated as of November 30, 2017, between the Company and the Medalist Funds, pursuant to which the Company also issued to the Medalist Funds an aggregate of $2,000,000 Series F Convertible Notes and warrants to purchase an aggregate of 222,222 shares of our common stock which are exercisable for a price of $3.60 per share. In addition, between April 20, 2018 and June 29, 2018, the Company issued an aggregate of $2,437,500 of Series G Convertible Notes to the Medalist Funds and warrants to purchase an aggregate of 180,570 shares of our common stock. In July 2018, in consideration for extending the maturity date of the Series G Convertible Notes and agreeing to make the note convertible, the Medalist funds were granted a warrant to purchase 541,666 shares of common stock. On July 25, 2018, in connection with the Company’s IPO, $3,950,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 1,950,348 shares of common stock and the exercise price of the warrants issued in connection with the Series G Notes became $3.00. As of December 31, 2018, the Medalist Funds were owed $0 of principal under convertible promissory notes and owned 12.8% of the outstanding shares of the Company.

Significant Unitholders/Stockholders

In 2016, Carl E. Berg loaned the Company $600,000 in two tranches identified in Note 5 of the Notes to the Consolidated Financial Statements as the February 2016 Note (pursuant to which Mr. Berg loaned the Company $300,000) and the May 2016 Advance (pursuant to which Mr. Berg loaned the Company $300,000). In July 2016, Mr. Berg participated in the Company’s preferred unit financing in the amount of $500,878 by investing an additional $200,878 in July 2016 and including his May 2016 Advance of $300,000. In connection with this preferred unit financing, Mr. Berg’s $500,878 investment was converted at $4.50 per unit, and he received 111,307 preferred units of the Company. In addition, as described in Note 7 of the Notes to the Consolidated Financial Statements – Preferred Stock, all participants who participated in the Company’s preferred unit financing had their outstanding common units of the Company immediately convert into an equal number of preferred units of the Company. As such, the 1,031,204 common units of the Company that were owned by Mr. Berg that were immediately outstanding prior to his participation in the Company’s preferred unit financing were converted into 1,031,204 preferred units of the Company. As of December 31, 2015, Mr. Berg was owed $650,000 of principal under convertible promissory notes issued by the Company. As of December 31, 2016, Mr. Berg was owed $950,000 of principal under convertible promissory notes issued by the Company and owned 36.8% of the outstanding units of the Company.

In January 2017, Mr. Berg invested the aggregate sum of $300,000 in the Company’s Series D Convertible Note financing described in Note 5 of the Notes to the Consolidated Financial Statements and was granted a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40. As of December 31, 2017, Mr. Berg was owed $1,303,000 of principal under convertible promissory notes issued by the Company and owned 37% of the outstanding stock of the Company. As of December 31, 2017, Mr. Berg was owed $1,303,000 of principal under convertible promissory notes issued by the Company and owned 37% of the outstanding stock of the Company.

Effective February 28, 2018, Mr. Berg agreed to extend the maturity date of such note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018, and which accrued an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such note remained outstanding. In connection with the maturity date extension, Mr. Berg’s warrant to purchase 39,216 shares of common stock at an exercise price of $5.40 was doubled, or increased by 39,216. In addition, Mr. Berg agreed to extend the maturity date of his various other convertibles notes to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extensions, Mr. Berg received warrants to purchase a total of 25,965 shares of common stock at an exercise price of $5.40.

On July 25, 2018, in connection with the Company’s IPO, $1,479,412 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 464,687 shares of common stock. As of December 31, 2018, Mr. Berg was owed $0 of principal under convertible promissory notes and owned 10.5% of the outstanding shares of the Company.

In July 2016, Lisa Walsh, a client of Alexander Capital, L.P., participated in the Company’s preferred unit financing in the amount of $500,000. In connection with this preferred unit financing, Ms. Walsh’s $500,000 investment was converted at $4.50 per unit, and she received 111,112 preferred units of the Company. In addition, as described in Note 7 of the Notes to the Consolidated Financial Statements – Preferred Stock, all participants who participated in the Company’s preferred unit financing had their outstanding common units of the Company immediately convert into an equal number of preferred units of the Company. As such, the 666,667 common units of the Company owned by Ms. Walsh that were immediately outstanding prior to her participation in the Company’s preferred unit financing were converted into 666,667 preferred units of the Company. In November 2016, Ms. Walsh invested $500,000 in the Company’s Series D Convertible Note financing and received a warrant to purchase 65,360 shares of common stock at an exercise price of $5.40. As of December 31, 2016, Ms. Walsh was owed $588,235 of principal under convertible promissory notes issued by the Company and owned 25.1% of the outstanding units of the Company.

In July 2017, Ms. Walsh invested an additional $360,000 in the Company’s Series D Convertible Note financing and received a warrant to purchase 47,059 shares of common stock at an exercise price of $5.40. Effective February 28, 2018, Ms. Walsh agreed to extend the maturity date of such note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018, and which accrued an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such note remained outstanding. In connection with the maturity date extension, the warrants granted to Ms. Walsh to purchase 112,419 shares of common stock at an exercise price of $5.40 was doubled, or increased by 112,419. In November 2017, Ms. Walsh invested $6,500,000 in the Company’s Series F Convertible Note financing and was issued warrants to purchase 722,222 shares of common stock at an exercise price of $5.40 per share. As of December 31, 2017, Ms. Walsh was owed $7,511,765 of principal under convertible promissory notes issued by the Company and owned 25.2% of the outstanding stock of the Company.

In May 2018, Ms. Walsh participated in the Company’s Series G Convertible Notes offering and was issued a $312,500 Series G Convertible Note and a warrant to purchase 23,150 shares of common stock. In July 2018, in consideration for extending the maturity date of the Series G Convertible Notes and agreeing to make the note convertible, Ms. Walsh was granted a warrant to purchase 69,444 shares of common stock. On July 25, 2018, in connection with the Company’s IPO, $8,330,147 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 2,938,650 shares of common stock and the exercise price of the warrants issued in connection with the Series F and Series G Notes became $3.60 and $3.00, respectively. As of December 31, 2018, Ms. Walsh was owed $0 of principal under convertible promissory notes and owned 26.6% of the outstanding shares of the Company.

Employment Arrangements and Separation Agreements

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements with our named executive officers, see “Executive Compensation — Executive Employment Agreements and Arrangements.”

Outstanding Equity Grants to Directors and Executive Officers

We have granted warrants and restricted shares to our certain of our directors and executive officers. For more information regarding the stock options and stock awards granted to our directors and named executive officers, see “Executive Compensation.”

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. Such indemnification agreements require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. For more information regarding indemnification of our directors and officers, see “Executive Compensation — Limitation on Liability and Indemnification Matters.”

Related Person Transaction Policy

We have adopted a related party transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related party transactions. For purposes of our policy only, a related party transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness), in which we are a participant and a related party (as defined below) will have a direct or indirect interest and the aggregate amount involved will or may be expected to exceed $120,000, except that there is no $120,000 threshold for members of the Company’s audit committee. A related party is defined in such policy as any person who is or was, since the beginning of our last fiscal year, an executive officer, director, director nominee or beneficial owner of more than 5% of any class of our common stock, including any immediate family member (as such term is defined in such policy) of such persons.

Under the policy, if a transaction has been identified as a related party transaction, such related party or member of management involved in such transaction must present information regarding the related party transaction to the chair of our audit committee, or his or her designee, for review, consideration and approval or ratification.

In addition, under our Code of Business Conduct and Ethics, our employees and directors have been instructed to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

•	whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances;

•	the nature and extent of the related party’s interest in the transaction;

•	the material terms of the transactions; and

•	the importance of the transaction both to the Company and to the related person.

•	in the case of a transaction involving an executive officer or director, whether the transaction would interfere with the performance of such person’s duties to the Company; and

•	in the case of a transaction involving a non-employee director or a nominee for election as a non-employee director (or their immediate family member):

o whether the transaction would disqualify the director or nominee from being deemed an “independent” director, as defined by NASDAQ, and

o whether the transaction would disqualify the individual from serving on the audit committee or the compensation committee or other committees of our board of directors under applicable NASDAQ and other regulatory requirements.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must upon consideration of all relevant information, whether the transaction is in, or is not inconsistent with, our best interests, as our audit committee or other independent body of our board of directors, determines in good faith.

All of the transactions described above were entered into prior to the adoption of the written policy, but all were approved by our board of directors considering similar factors to those described above.

Item 14.	Principal Accounting Fees and Services.

BPM LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2018 and 2017.  The following table sets forth all fees billed or to be billed for such periods:

	2018	2017
Audit fees (1)	$320,552	$180,979
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—
Total	$320,552	$180,979

(1)	“Audit fees” include fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly review. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.

(2)	“Audit-related fees” include fees billed for professional services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements including subscription for the online library of accounting research literature and are not reported under “Audit Fees”.

(3)	“Tax fees” include fees for tax advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters, and assistance with tax audits.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our audit committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services. Currently, the chairman of our audit committee has been delegated the authority by such committee to pre-approve all interim services by the independent registered public accounting firm, however, for the fiscal years 2019 and onward, the chairman of our audit committee will be delegated such authority except with respect to the annual audit, which will be approved by our entire audit committee. The chairman of our audit committee will report all such pre-approvals to the entire audit committee at the next committee meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, preferred units/stock and members’/stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, the footnotes thereto, and the respective report of BPM LLP, an independent registered public accounting firm, are filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of such parties. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit No.	Description of Exhibit
2.1	Certificate of Conversion of Summit Semiconductor, Inc. (2)

2.2	Plan of Conversion of Summit Semiconductor, Inc. (2)

3.1(i)	Certificate of Incorporation of Summit Semiconductor, Inc. (1)

3.1(ii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (3)

3.1(iii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (4)

3.2(i)	Bylaws of Summit Semiconductor, Inc. (1)

4.1*	Form of Common Stock Certificate.

4.2	Form of Common Stock Purchase Warrant issued to holders of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

4.3*	Form of Amended and Restated Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes.

4.4*	Form of Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes.

4.5	Form of Common Stock Purchase Warrant issued to holders of Series F Senior Secured 15% Convertible Notes. (1)

4.6	Form of Common Stock Purchase Warrant issued to holders of Series G 15% Original Issue Discount Senior Secured Promissory Notes in June 2018. (1)

4.7	Form of Common Stock Purchase Warrant issued to holders of Series G 20% Original Issue Discount Senior Secured Promissory Notes in July 2018. (2)

4.8*	Amended and Restated Common Stock Purchase Warrant to purchase 110,000 shares of Common Stock issued to Michael Howse on December 27, 2018.

4.9*	Amended and Restated Common Stock Purchase Warrant to purchase 165,000 shares of Common Stock issued to Michael Howse on December 27, 2018.

10.1	Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.2	Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.3	Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.4	Form of Indemnity Agreement by and between Summit Semiconductor, Inc., and each of its directors and executive officers. (1)

10.5	Employment Agreement between FOCUS Enhancements, Inc. and Brett Moyer, dated August 6, 2002. (1)

10.6	First Amendment to Employment Agreement by and between Summit Semiconductor, LLC and Brett Moyer, effective May 2, 2011. (1)

10.7	Executive Employment Agreement between FOCUS Enhancements, Inc. and Gary Williams, dated May 28, 2004. (1)

10.8	First Amendment to Executive Employment Agreement by and between Summit Semiconductor, LLC and Gary Williams, effective May 2, 2011. (1)

10.9	Offer Letter from Summit Semiconductor, Inc. to Michael Howse, dated April 6, 2018. (1)

10.10*	Amendment to Agreement, effective as of December 27, 2018, between Summit Wireless Technologies, Inc. and Michael Howse.

10.11*	Deferred Shares Agreement, entered into as of January 4, 2019, between Summit Wireless Technologies, Inc. and Michael Howse.

10.12	Lease Agreement by and between Amberglen, LLC and Summit Semiconductor, Inc., dated June 11, 2015, as amended. (1)

10.13*	First Amendment to Lease Agreement by and between Amberglen, LLC and Summit Semiconductor, Inc., dated July 31, 2018.

10.14	Form of Securities Purchase Agreement between Summit Semiconductor, LLC and the purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

10.15	Form of Amendment to Series D Transaction Documents. (1)

10.16	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series E Senior Secured Original Issue Discount Convertible Notes. (1)

10.17	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 18, 2016. (1)

10.18	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 30, 2016. (1)

10.19	Management Rights Letter, dated May 17, 2017, between Summit Semiconductor, LLC and MARCorp Signal, LLC. (1)

10.20	Settlement Agreement, dated July 25, 2018, between Summit Semiconductor, Inc. and MARCorp Signal, LLC. (5)

10.21	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series F Senior Secured 15% Convertible Notes. (1)

10.22	Form of Amendment to Series F Transaction Documents. (2)

10.23	Form of Series G Subscription Agreement by and among Summit Semiconductor, Inc. and the purchasers of Series G 15% Original Issue Discount Senior Secured Promissory Notes. (1)

10.24	Form of Amendment to Series G Transaction Documents. (1)

21.1	List of Subsidiaries. (1)

23.1*	Consent of BPM LLP.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 2, 2018.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 23, 2018.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 25, 2018.

(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 14, 2018.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 15, 2018.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Wireless Technologies, Inc.

Date: March 27, 2019	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2019	By:	/s/ Gary Williams
Gary Williams Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2019	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 27, 2019	By:	/s/ Gary Williams
Gary Williams
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 27, 2019	By:	/s/ Michael A. Fazio
Michael A. Fazio
Director

Date: March 27, 2019	By:	/s/ Jonathan Gazdak
Jonathan Gazdak
Director

Date: March 27, 2019	By:	/s/ Dr. Jeffrey M. Gilbert
Dr. Jeffrey M. Gilbert
Director

Date: March 27, 2019	By:	/s/ Helge Kristensen
Helge Kristensen
Director

Date: March 27, 2019	By:	/s/ Sam Runco
Sam Runco
Director

Date: March 27, 2019	By:	/s/ Brian Herr
Brian Herr
Director

Date: March 27, 2019	By:	/s/ Michael Howse
Michael Howse
Director

SUMMIT WIRELESS TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Summit Wireless Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Wireless Technologies, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, preferred units/stock and members’/stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that Summit Wireless Technologies, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, available cash and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2016.

San Jose, California

March 27, 2019

Summit Wireless Technologies, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

	As of December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$3,217,555	$249,143
Accounts receivable	112,306	54,789
Inventories	1,383,429	692,884
Prepaid expenses and other current assets	428,224	203,444
Total current assets	5,141,514	1,200,260
Property and equipment, net	109,501	64,662
Intangible assets, net	61,113	94,445
Other assets	93,578	97,546
Total assets	$5,405,706	$1,456,913

Liabilities, Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$531,544	$1,331,936
Accrued liabilities	846,453	715,220
Accrued interest	-	1,867,103
Convertible notes payable	-	5,241,361
Total current liabilities	1,377,997	9,155,620
Derivative liability	-	20,832,000
Warrant liability	209,909	1,227,786
Total liabilities	1,587,906	31,215,406

Commitments and contingencies (Note 9)
Preferred stock, par value $0.0001; 20,000,000 shares authorized; 0 and 2,762,594 shares issued and outstanding as of December 31, 2018 and 2017 (liquidation preference of $0 and $12,432,000 as of December 31, 2018 and 2017)	-	64,734,841

Stockholders' Equity (Deficit):
Common stock, par value $0.0001; 200,000,000 shares authorized; 15,366,327 and 324,821 shares issued and outstanding as of December 31, 2018 and 2017	1,537	32
Additional paid-in capital	179,501,104	13,831,943
Accumulated other comprehensive loss	(45,007)	(41,886)
Accumulated deficit	(175,639,834)	(108,283,423)
Total stockholders' equity (deficit)	3,817,800	(94,493,334)
Total liabilities, preferred stock and stockholders' equity (deficit)	$5,405,706	$1,456,913

The accompanying notes are an integral part of these consolidated financial statements.

Summit Wireless Technologies, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017

Revenue, net	$1,373,989	$1,112,726
Cost of revenue	1,611,579	1,271,534
Gross profit	(237,590)	(158,808)

Operating Expenses:
Research and development	4,872,886	3,664,629
Sales and marketing	2,803,382	1,589,417
General and administrative	3,657,049	1,428,667
Total operating expenses	11,333,317	6,682,713
Loss from operations	(11,570,907)	(6,841,521)

Interest expense, net	(33,502,087)	(14,696,283)
Change in fair value of warrant liability	(8,051,196)	4,309,478
Change in fair value of derivative liability	(14,293,963)	(9,040,000)
Gain on extinguishment of convertible notes payable	-	621,981
Other income (expense), net	69,892	(258)
Loss before provision for income taxes	(67,348,261)	(25,646,603)
Provision for income taxes	8,150	5,610
Net loss	$(67,356,411)	$(25,652,213)

Net loss per common share - basic and diluted	$(9.96)	$(75.89)

Weighted average number of common shares used in computing net loss per common share	6,761,252	338,011

The accompanying notes are an integral part of these consolidated financial statements

Summit Wireless Technologies, Inc.

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017

Net loss	$(67,356,411)	$(25,652,213)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3,146)	(4,490)
Comprehensive loss	$(67,359,557)	$(25,656,703)

The accompanying notes are an integral part of these consolidated financial statements.

Summit Wireless Technologies, Inc.

Consolidated Statements of Preferred Units/Stock and Members’/Stockholders’ Equity (Deficit)

For the years ended December 31, 2018 and 2017

										Accumulated		Total
										Other		Members'/
	Preferred Units		Preferred Stock		Common Units		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2016	2,762,594	64,734,841	-	-	341,488	9,913,210	-	-	-	(37,396)	(82,631,210)	(72,755,396)
Proceeds from issuance of common units, net of issuance costs										-	-	-
Proceeds from issuance of preferred units, net of issuance costs										-	-	-
Issuance of preferred units upon conversion of notes payable										-	-	-
Conversion of common units to preferred in connection with financing										-	-	-
Repurchase of common stock	-	-	-	-	(16,667)	(25,000)		-	-	-	-	(25,000)
Compensation expense for issuance of employee warrants	-	-			-	-				-	-	-
Beneficial conversion feature upon issuance of convertible notes	-	-			-	-				-	-	-
Beneficial conversion feature upon issuance of convertible notes	-	-	-	-	-	3,581,765	-		-	-	-	3,581,765
Issuance of warrants for common units	-	-	-	-	-	362,000	-		-	-	-	362,000
Conversion from limited liability company to a C corporation	(2,762,594)	(64,734,841)	2,762,594	64,734,841	(324,821)	(13,831,975)	324,821	32	13,831,943	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	-		(4,490)	-	(4,490)
Net loss	-	-	-	-	-	-	-	-		-	(25,652,213)	(25,652,213)
Balance as of December 31, 2017	-	-	2,762,594	64,734,841	-	-	324,821	32	13,831,943	(41,886)	(108,283,423)	(94,493,334)
Issuance of common stock to note holder for extension of maturity date	-	-	-	-	-	-	327	-	491	-	-	491
Beneficial conversion feature upon issuance of convertible notes payable	-	-	-	-	-	-	-	-	1,918,125	-	-	1,918,125
Issuance of warrants	-	-	-	-	-	-	-	-	3,638,220	-	-	3,638,220
Reclassification of warrants	-	-	-	-	-	-	-	-	9,310,073	-	-	9,310,073
Proceeds from issuance of common stock, net	-	-	-	-	-	-	2,400,000	240	10,272,439	-	-	10,272,679
Conversion of preferred stock to common stock	-	-	(2,762,594)	(64,734,841)	-	-	2,762,594	276	64,734,565	-	-	64,734,841
Issuance of common stock upon conversion of convertible notes payable	-	-	-	-	-	-	9,527,144	953	30,449,186	-	-	30,450,139
Beneficial conversion feature upon conversion of convertible notes payable	-	-	-	-	-	-	-	-	43,012,088	-	-	43,012,088
Vesting of restricted common stock	-	-	-	-	-	-	257,281	26	(498,927)	-	-	(498,901)
Issuance of common stock for vendor services	-	-	-	-	-	-	94,160	10	437,507	-	-	437,517
Issuance of warrants for vendor services	-	-	-	-	-	-	-	-	239,000	-	-	239,000
Stock compensation expense	-	-	-	-	-	-	-	-	2,156,394	-	-	2,156,394
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(3,121)	-	(3,121)
Net loss	-	-	-	-	-	-	-	-	-	-	(67,356,411)	(67,356,411)
Balance as of December 31, 2018	-	$-	-	$-	-	$-	15,366,327	$1,537	$179,501,104	$(45,007)	$(175,639,834)	$3,817,800

The accompanying notes are an integral part of these consolidated financial statements.

Summit Wireless Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(67,356,411)	$(25,652,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,954	59,623
Stock-based compensation	2,832,911	-
Amortization of intangible asset	33,332	5,555
Amortization of debt discounts	27,183,563	11,159,330
Change in fair value of warrant liability	8,051,196	(4,309,478)
Change in fair value of derivative liability	14,293,963	9,040,000
Gain on extinguishment of convertible notes payable	-	(621,981)
Compensation expense for issuance of consultant warrants	241,000	-
Changes in operating assets and liabilities:
Accounts receivable	(57,517)	(47,700)
Inventories	(690,545)	(384,648)
Prepaid expenses and other assets	(220,812)	(101,927)
Accounts payable	(752,349)	295,190
Accrued liabilities	131,233	(1,376,132)
Accrued interest	6,316,332	1,545,890
Net cash used in operating activities	(9,952,150)	(10,388,491)

Cash flows from investing activities:
Acquisition of intangible asset	-	(100,000)
Purchases of property and equipment	(86,793)	(66,021)
Net cash used in investing activities	(86,793)	(166,021)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,272,679	-
Proceeds from issuance of promissory notes, net of issuance costs	2,002,000	-
Proceeds from issuance of convertible notes payable, net of issuance costs	1,434,698	15,808,383
Repayment of convertible notes payable	(200,000)	(5,067,500)
Taxes paid related to net share settlements of equity awards	(498,901)	-
Repurchase of common stock	-	(25,000)

Net cash provided by financing activities	13,010,476	10,715,883
Effect of exchange rate changes on cash and cash equivalents	(3,121)	(4,490)
Net increase in cash and cash equivalents	2,968,412	156,881
Cash and cash equivalents as of beginning of year	249,143	92,262
Cash and cash equivalents as of end of year	$3,217,555	$249,143
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,150	$2,950

Noncash Investing and Financing Activities:
Issuance of warrants in connection with convertible notes payable	$2,048,125	$4,279,977
Issuance of warrant in connection with settlement agreement with Series E holders	$1,590,095	$-
Issuance of warrants in connection in initial public offering	$169,000	$-
Beneficial conversion feature of convertible notes payable	$1,918,125	$3,581,765
Issuance of convertible notes payable upon amendment of promissory notes	$-	$150,000
Issuance of convertible notes in lieu of employee expense payments	$50,000	$-
Reduction of convertible notes payable by shipment of inventories	$-	$277,725
Conversion of accrued interest to accounts payable	$1,957	$14,047
Conversion of interest to convertible notes payable as principal	$10,183	$27,496
Issuance of convertible notes payable in lieu of vendor expense payment	$-	$12,000
Reclassification of promissory notes to convertible notes payable	$2,250,000	$-
Fair value of derivative liability in connection with issuance of notes payable	$7,886,125	$13,058,000
Conversion of preferred units to common stock upon initial public offering	$64,734,841	$-
Conversion of convertible notes and accrued interest to common stock upon initial public offering	$30,450,139	$-
Reclassification of derivative liability to equity upon initial public offering	$43,012,088	$-
Reclassification of warrant liability to stockholders' equity	$9,310,073	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

1.	Business and Viability of Operations

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

Liquidity and management plans

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of December 31, 2018, the Company had cash and cash equivalents of $3.2 million, an accumulated deficit of approximately $175.6 million and has not generated positive cash flows from operations. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has not generated significant revenues and has funded its operations primarily through sales of its common stock in conjunction with the Company’s IPO in July 2018, sales of common and preferred units prior to its IPO and proceeds from convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated financial statements reflect the accounts of Summit Wireless Technologies, Inc. and its wholly-owned subsidiaries, Summit Semiconductor K.K., a Japanese corporation, and WiSA, LLC, a Delaware limited liability company.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, filing and other fees related to the IPO were capitalized during our IPO process. During the year ended December 31, 2018, $607,000 in deferred offering costs were reclassified to additional paid-in capital upon the effectiveness of the IPO. As of December 31, 2017, $54,000 of deferred offering costs were capitalized and included in other assets on the consolidated balance sheet.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires full or partial payment in advance of shipping. As of December 31, 2018, the Company had two customers accounting for 47% and 42% of accounts receivable. As of December 31, 2017, the Company had two customers accounting for 74% and 12% of accounts receivable. The Company had two customers accounting for 55% and 37% of its net revenue for the year ended December 31, 2018. The Company had two customers accounting for 61% and 25% of its net revenue for the year ended December 31, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

2.	Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and are generally not interest bearing. The Company reviews its trade receivables aging to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends and changes to customers’ financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2018 and 2017, there was no allowance for doubtful accounts.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments and investments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Inventories

Inventories, principally purchased components, are stated at the lower of cost or net realizable value. Cost is determined using an average cost, which approximates actual cost on a first-in, first-out basis. Inventory in excess of salable amounts and inventory which is considered obsolete based upon changes in existing technology is written off. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life or term of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets as of December 31, 2018 and 2017 consisted of trademarks and are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of three years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During fiscal 2018 and 2017, no changes were made to the estimated useful life of intangible assets.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

2.	Summary of Significant Accounting Policies, continued

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

Product Warranty

The Company’s products are generally subject to a one year warranty, which provides for the repair, rework, or replacement of products (at the Company’s option) that fail to perform within the stated specification. The Company has assessed its historical claims and, to date, product warranty claims have not been significant. The Company will continue to assess if there should be a warranty accrual going forward.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales of products with alternative use account for the majority of our revenue and are recognized at a point in time.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

2.	Summary of Significant Accounting Policies, continued

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

Research and Development

Research and development costs are charged to operations as incurred.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the years ended December 31, 2018 and 2017 were not material.

Comprehensive Loss

Comprehensive loss includes all changes within stockholders’ equity (deficit) that are not the result of transactions with stockholders. Accumulated other comprehensive loss includes the foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity (deficit), while foreign currency transaction gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the consolidated statements of operations in other income (expense), net and were not material for the years ended December 31, 2018 and 2017.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

2.	Summary of Significant Accounting Policies, continued

For the years ended December 31, 2018, warrants to purchase 8,641,813 shares of common stock, and 964,505 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  For the years ended December 31, 2017, warrants to purchase 5,555,577 shares of common stock and 2,762,594 shares of preferred stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  In addition, shares issuable upon the conversion of convertible notes payable have been excluded from the calculation of net loss per common share for all periods presented because the inclusion would be antidilutive.

Income Taxes

Prior to December 31, 2017, the Company was taxed as a partnership for federal and state income tax purposes. As such, partners were taxed on their share of earnings and deductions of the Company, regardless of the amount of distributions received. Generally, the Company was not subject to federal income tax but was subject to California minimum tax. Effective December 31, 2017, the Company converted from a Limited Liability Company to a C Corporation and is subject to federal and state taxes at the applicable C Corporation rates which were 34.0% and 7.72%, respectively, at that date.

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of December 31, 2018. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act, was signed into law reducing the federal C Corporation rate to 21.0% effective January 1, 2018. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is ’‘“more-likely-than-not”’’ that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties.

Recently Issued and Adopted Accounting Pronouncements

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

2.	Summary of Significant Accounting Policies, continued

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” which is applied to any company that changes the terms or conditions of a share-based award, considered a modification. Modification accounting would be applied unless certain conditions were met related to the fair value of the award, the vesting conditions and the classification of the modified award. This Update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. There was no impact on the consolidated financial statements as of January 1, 2018 due to the adoption of the new standard.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments (Topic 230)”. This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and application of the predominance principle with respect to separately identifiable cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. There was no impact on the consolidated financial statements as of January 1, 2018 due to the adoption of the new standard.

In August 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)”. This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. There was no impact on the consolidated financial statements as of January 1, 2018 due to the adoption of the new standard.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”. The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. In addition, the update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. The update will be effective for fiscal years after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this standard to significantly impact the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. We expect this ASU will have an impact on the Company's disclosures.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

2.	Summary of Significant Accounting Policies, continued

In June 2018, FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. ASU 2018-07 applies to all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The amendments in ASU 2018-07 expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payments transactions to nonemployees. Changes to the accounting for nonemployee awards as a result of ASU 2018-07 include: 1) equity-classified nonemployee share-based payment awards are measured at the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, 2) for awards with performance conditions, compensation cost is recognized when the achievement of the performance condition is probable, rather than upon achievement, and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting is eliminated. ASU 2018-07 clarifies that Topic 718 does not apply to financing transactions or awards granted to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which the measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company does not expect the adoption of this standard to significantly impact the consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	Balance Sheet Components

Inventories:

	December 31,	December 31,
	2018	2017

Raw materials	$-	$3,729
Work in progress	191,112	141,302
Finished goods	1,192,317	547,853

Total inventories	$1,383,429	$692,884

Property and equipment, net:

	December 31,	December 31,
	2018	2017

Machinery and equipment	$745,315	$768,168
Tooling	7,301	22,900
Computer software	88,632	91,631
Furniture and fixtures	15,001	15,000
Leasehold improvements	11,239	11,238
	867,488	908,937
Less: Accumulated depreciation and amortization	(757,987)	(844,275)

Property and equipment, net	$109,501	$64,662

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $41,954 and $59,623, respectively.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

3.	Balance Sheet Components, continued

Accrued liabilities:

	December 31,	December 31,
	2018	2017

Accrued vacation	$238,280	$197,976
Accrued compensation	17,235	27,058
Accrued bonus	158,408	227,194
Customer advances	185,508	45,315
Accrued other	247,022	217,677

Total accrued liabilities	$846,453	$715,220

4.	Promissory Notes

In connection with the acquisition of the Focus Enhancements, Inc. assets in July 2010, the Company assumed an asset purchase agreement with Hallo Development Co, LLC (“Hallo”). In October 2010, the Hallo agreement was amended to require the Company to pay royalties to Hallo at specified rates based on annual net sales derived from the Company’s purchased technology over a period of three years with a minimum royalty of $900,000. Initial shipments commenced in 2011 and after three years, cumulative royalties due Hallo were $900,000. In April 2014, the Hallo agreement was amended, converting the outstanding balance of $357,500, to an unsecured promissory note (“Hallo Note”), bearing interest at 18.0% per year with an initial maturity date of December 31, 2015, that was later extended. In December 2016, following a principal reduction payment of $37,500, the Hallo Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000, the Company would make a principal reduction payment of $12,500, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, shall automatically convert to shares in connection with an initial public offering, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the Hallo Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the Hallo note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company recognized interest expense of $23,666 and $30,100 for the years ended December 31, 2018 and 2017, respectively. The Company made principal reduction payments under the Hallo Note of $100,000 and $13,750 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2017, $218,750 of principal was due under the Hallo Note and such amount was classified under convertible notes payable. On July 25, 2018, the outstanding convertible note automatically converted into 56,723 shares of common stock in connection with the Company’s IPO.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

4.	Promissory Notes, continued

On January 5, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $500,000 (the “January 2015 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. The initial interest rate was 15.0% per year with an initial maturity date of July 5, 2015, that was later extended. In February 2016, following a principal reduction payment of $225,000, the maturity date was extended to September 1, 2017, and the interest rate was adjusted to 10.0% per year. In December 2016, following a principal reduction payment of $23,414, the January 2015 Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000 prior to an IPO, the Company would make a principal reduction payment of $12,500, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, shall automatically convert to shares in connection with the IPO, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the January 2015 Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the January 2015 Note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company recognized interest expense of $10,518 and $18,831 for the years ended December 31, 2018 and 2017, respectively. The Company made principal reduction payments under the January 2015 Note of $100,000 and $13,750 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2017, $265,331 was due under the January 2015 Note and such amount was classified under convertible notes payable. On July 25, 2018, the outstanding convertible note automatically converted into 39,653 shares of common stock in connection with the Company’s IPO.

On April 4, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $450,000 (the “April 2015 Note”). The proceeds from April 2015 Note were used to repay the $450,000 loan outstanding with a bank. The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. Interest accrues at a rate 5.0% per year during the first twelve months and increases to 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the April 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert into the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the April 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the April 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $25,397 and $33,658 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2017, $450,000 was due under the April 2015 Note and such amount was classified under convertible notes payable. On July 25, 2018, the outstanding convertible note automatically converted into 155,373 shares of common stock in connection with the Company’s IPO.

On September 18, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $200,000 (the “September 2015 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the September 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the September 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the September 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $11,137 and $14,959 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2017, $200,000 was due under the September 2015 Note and such amount was classified under convertible notes payable. On July 25, 2018, the outstanding convertible note automatically converted into 68,544 shares of common stock in connection with the Company’s IPO.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

4.	Promissory Notes, continued

In connection with the sale of product on December 22, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $353,475 (the “December 2015 Note”). The principal amount represented as advance on the product sale. The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrues at a rate 12.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally September 22, 2016, that was later extended. In December 2016, the December 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in an initial public offering or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the December 2015 Note was reclassified to convertible notes payable. The Company recognized interest expense of $5,511 for the year ended December 31, 2017, respectively. In 2016 and 2017, the Company shipped finished inventory valued at $75,750 and $277,725, respectively, to the lender which agreed that such shipment shall be considered a principal reduction payment. As of December 31, 2017, the December 2015 Note had a zero principal balance as the Company had fulfilled its obligation to ship product to the lender. On July 25, 2018, the outstanding accrued interest of $42,357 automatically converted into 11,295 shares of common stock in connection with the Company’s IPO.

During February 2016, we entered into five different Loan and Securities Agreements and separate Secured Promissory Notes with a total principal face value of $250,000 (the “Five February 2016 Notes”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowings. Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally February 1, 2017, that was later extended. In December 2016, two of the Five February 2016 Notes were terminated and extinguished and the lenders agreed that the $100,000 aggregate principal balance of the loans and the $8,863 aggregate accrued interest would be used to fund their participation in the Series D convertible notes. In May 2017, the three remaining holders of the Five February 2016 Notes agreed to amend their notes to include a provision that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the three remaining Five February 2016 Notes were reclassified to convertible notes payable. Effective February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $8,425 and $11,219 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2017, $150,000 was due to the remaining holders of the Five February 2016 Notes and such amount was classified under convertible notes payable. On July 25, 2018, the outstanding convertible notes automatically converted into 49,815 shares of common stock in connection with the Company’s IPO.

In connection with the Five February 2016 Notes, the Company issued warrants to purchase common shares of 111,112 (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants was recorded as a debt discount to be amortized over the respective terms of the various notes. The debt discounts are amortized to interest expense using the effective interest method. During the years ended December 31, 2018 and 2017, the Company recognized $0 and $29,000, respectively, from the amortization of the debt discount.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

5.	Convertible Notes Payable

As of July 25, 2018, the convertible notes payable and related accrued interest were converted in to 9,527,144 shares of common stock in connection with the Company’s initial public offering. No convertible notes payable were outstanding as of December 31, 2018. The balance of the convertible notes payable as of December 31, 2017 is as follows:

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

On February 12, 2016, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $300,000 (the “February 2016 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the February 2016 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the February 2016 Note was reclassified to convertible notes payable. As of February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $16,849 and $22,438 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2017, $300,000 of principal was due under the February 2016 Note and such amount was classified under convertible notes payable. On July 25, 2018, the outstanding convertible note automatically converted into 99,594 shares of common stock in connection with the Company’s IPO.

In connection with the February 2016 Note, the Company issued warrants to purchase 33,334 common shares (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants for the February 2016 Note was recorded as a debt discount and is being amortized to interest expense over the term of the note using the effective interest method. During the years ended December 31, 2018 and 2017, the Company recognized interest expense of $0 and $13,250, respectively, from the amortization of the debt discount.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

5.	Convertible Notes Payable, continued

Series C Convertible Notes Payable

During February 2016 through October 2016, the Company received total proceeds of $2,880,000 from the issuance of original issue discount convertible notes (“Series C Convertible Notes”) to investors. The principal balance, plus all accrued and unpaid interest, was due February 28, 2018, as amended, or upon a change of control or an initial public offering by the Company. On February 28, 2018, in connection with the extension of the maturity date to August 28, 2018, the Company issued 327 shares of common stock to the holder of the convertible notes. The conversion price in effect upon an initial public offering is the lesser of $9.00 or the price per common share in the pre-money valuation immediately prior to the initial public offering multiplied by 80%. The conversion price at any other conversion event is $9.00. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $208,800. The Company recognized interest expense of $0 and $1,258 for the years ended December 31, 2018 and 2017, respectively. On July 25, 2018, the outstanding convertible note automatically converted into 7,353 shares of common stock in connection with the Company’s IPO.

In connection with the Series C Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 188,236 and 26,354, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF and issuance costs for the Series C Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the years ended December 31, 2018 and 2017, the Company recognized no interest expense from the amortization of the debt discounts. Between November and December 2016, all of the Series C Convertible Notes, except for $25,000, were extinguished and converted to Series D Convertible Notes.

Series D Convertible Notes Payable

On various dates in 2016 and 2017, the Company received total proceeds of $4,716,992 from the issuance of original issue discount convertible notes (“Series D Convertible Notes”) to investors. In addition, the Company: (i) extinguished Series C Convertible Notes in the amount of $2,855,000 along with accrued interest of $172,059 and converted those to Series D Convertible Notes; (ii) extinguished other promissory notes in the amount of $235,704 along with accrued interest of $18,536 and converted those to Series D Convertible Notes; (iii) allowed Mr. Moyer to convert $69,290 of reimbursable expense reports into Series D Convertible Notes; and (iv) allowed Mr. Jonathan Gadzak, a member of the Company’s Board of Directors, to convert $12,000 of certain expenses into Series D Convertible Notes. At the date of issuance, the Series D Convertible Notes had a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company except for the January 2015 Note and the Hallo Note which had a pari passu security interest with the Series D Convertible Notes (see Note 5 – Series E Convertible Note Payable for subsequent release of security interest). The principal balance, plus all accrued and unpaid interest was due on September 30, 2018, as amended. The Series D Convertible Notes are eligible for conversion at any point prior to the maturity date or upon a change of control or an initial public offering by the Company. The conversion price in effect upon on initial public offering is the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 75%. The conversion price at any other conversion event is $4.50. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $386,415. In connection with the February 28, 2018 extension of the maturity date, the Company confirmed to the holders of the Series D Convertible Notes that Series D Convertible Notes would accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Notes remained outstanding. The Company recognized interest expense of $4,790,777 and $1,168,254 for the years ended December 31, 2018 and 2017, respectively. On July 25, 2018, the outstanding convertible notes automatically converted into 3,783,334 shares of common stock in connection with the Company’s IPO.

In connection with the Series D Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,017,692 and 380,449, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series D Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. In connection with the extension of the maturity date to June 30, 2018, the Company confirmed to the holders of the Series D Convertible Notes that the warrants issued in connection with the Series D Convertible Notes would double effective February 28, 2018. The number of warrants outstanding as of December 31, 2018 was therefore 2,035,434. During the years ended December 31, 2018 and 2017, the Company recognized interest expense of $3,268,233 and $2,323,452, respectively, from the amortization of the debt discounts.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

5.	Convertible Notes Payable, continued

Series E Convertible Notes Payable

On various dates from May to September 2017, the Company received total proceeds of $5,000,000 from the issuance of original issue discount convertible promissory notes (“Series E Convertible Note”). The Series E Convertible Notes have a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. The principal balance of the Series E Convertible Notes, was due on October 31, 2017. The Series E Convertible Notes were eligible for conversion at any point prior to the maturity date or upon a change of control or an initial public offering by the Company. The conversion price in effect upon on initial public offering is the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 75%. The conversion price at any other conversion event is the lessor of $4.50 or the price per share issued by the Company in connection with any sale involving substantially all the assets of the Company. Additionally, in connection with the Series E Convertible Note financing, all of the Company’s outstanding promissory and convertible note holders agreed to: (i) subordinate their notes to the Series E Convertible Notes, (ii) release all security interests in the Company’s assets in favor of the Series E Convertible Notes (iii) extend their maturity dates to February 28, 2018 and (iv) amend the Company’s Operating Agreement to allow the Series E Convertible Note lender one seat on the Company’s Board of Directors so long as the investor owns any debt or securities of the Company. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $275,000. The Company recognized interest expense of $266,097 for the year ended December 31, 2017.

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

In connection with the Series E Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,307,190 and 114,380, respectively (see Note 6 – Fair Value Measurements for fair value computation). On November 30, 2017, in connection with a provision in the Series E Convertible Note warrants issued to investors (Series E Investor Warrants), the outstanding Series E Investor Warrants doubled, as the Company had not completed an initial public offering by November 30, 2017. Therefore, total warrants outstanding to investors under the Series E Convertible Notes are 3,102,245. The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series E Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the years ended December 31, 2018 and 2017, the Company recognized interest expense of $69,736 and $2,898,810, respectively, from the amortization of the debt discounts.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

5.	Convertible Notes Payable, continued

Series F Convertible Notes Payable

On various dates between November 2017 and March 2018, the Company received total proceeds of $10,345,000 from the issuance of senior secured convertible promissory notes (“Series F Convertible Notes”) to investors. The Series F Convertible Notes accrue interest at 15% per year and have a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. The principal balance of the Series F Convertible Notes, plus all accrued interest is due on June 30, 2018. The Series F Convertible Notes are eligible for conversion at any point prior to the maturity date at the option of the holder. The conversion price in effect upon on an initial public offering shall be the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 60%. The conversion price at any other conversion event shall be $4.50. Between April 1, 2018 and May 25, 2018, the Company issued $225,000 of additional Series F Convertible Notes. In connection with the additional Series F Convertible Notes the Company issued 25,000 and 5,000 warrants to purchase common stock, to its lenders and investment bankers, respectively. The warrants have a five-year life and are exercisable into common stock at $5.40 per share. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $135,300. The Company recognized interest expense of $865,441 for the year ended December 31, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 3,849,210 shares of common stock in connection with the Company’s IPO.

In connection with the issuance of the Series F Convertible Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 1,174,447 and 233,111, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series F Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the year ended December 31, 2018, the Company recognized interest expense of $11,996,000 from the amortization of the debt discounts.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

5.	Convertible Notes Payable, continued

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

The Company accrued and recognized interest expense of $562,500 for the year ended December 31, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 1,406,250 shares of common stock in connection with the Company’s IPO.

In connection with the issuance of the Series G Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 833,350 and 58,334, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series G Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the year ended December 31, 2018, the Company recognized interest expense of $9,819,250 from the amortization of the debt discounts.

Derivative Liability

The February 2016 Note, the Series C Convertible Notes, the Series D Convertible Notes, the Series E Convertible Notes, the Series F Convertible Notes, and the Series G Convertible Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation. The fair value of the derivative liability as of December 31, 2018 and 2017 was $0 and $20,832,000, respectively, which was recorded as a derivative liability with the offset recorded as a discount to the convertible notes payable (See Note 6 – Fair Value Measurements for fair value computation). In July 2018, the derivative liability was reclassified to additional paid-in capital as of the date of the Company’s IPO.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

6.	Fair Value Measurements, continued

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 by level within the fair value hierarchy, are as follows:

December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$209,909
Derivative liability	$-	$-	$-

	December 31, 2017
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$1,227,786
Derivative liability	$-	$-	$20,832,000

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2018 and 2017.

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

	2018	2017

Beginning balance	$1,227,786	$1,619,287
Additions	241,000	3,917,977
Change in fair value	8,051,196	(4,309,478)
Reclassification to equity at initial public offering	(9,310,073)	-
Ending balance	$209,909	$1,227,786

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the consolidated statements of operations.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

6.	Fair Value Measurements, continued

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of December 31, 2018 and 2017 is as follows:

	As of December 31,
	2018	2017
Common Unit/Stock Price	$3.42	$0.10
Term (Years)	4.27	4.46
Volatility	58%	58%
Risk-free rate of interest	2.58%	2.15%
Dividend Yield	0.0%	0.0%

Derivative Liability

The following table includes a summary of changes in fair value of the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018	2017
Beginning balance	$20,832,000	$-
Additions	7,886,125	13,058,000
Write-off on extinguishment of convertible notes payable	-	(1,266,000)
Change in fair value	14,293,963	9,040,000
Reclassification to equity at initial public offering	(43,012,088)	-
Ending balance	$-	$20,832,000

As of December 31, 2017, the Company measured the fair value of the derivative by estimating the fair value of the convertible notes payable at certain conversion points. To calculate the fair value of the convertible notes payable with the conversion feature, the Company calculated the present value of the convertible notes payable upon conversion at a qualifying IPO in the second quarter of 2018, and the present value of the convertible notes payable at non-qualifying IPO in the fourth quarter of 2018. The Company estimated a probability of 50% for the occurrence of a qualifying IPO in the second quarter of 2018 and a probability of 50% in the fourth quarter of 2018.

As of July 25, 2018, the date of the Company’s successful initial public offering, the Company measured the fair value of the derivative by estimating the fair value using the offering price of $5.00. On July 25, 2018, the derivative liability was reclassified to equity upon the Company’s initial public offering.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

6.	Fair Value Measurements, continued

The Company’s derivative liabilities are measured at fair value using the Probability Weighted Expected Return valuation methodology. A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s embedded conversion options that is categorized within Level 3 of the fair value hierarchy as of July 25, 2018 and December 31, 2017 are as follows:

	July 25, 2018	December 31, 2017
Common Stock Price	$5.00	$0.10
Term (Years)	0.50	1.00
Volatility	65%	52%
Risk-free rate of interest	2.20%	1.76%
Dividend Yield	0.0%	0.0%

7.	Stockholders’ Equity (Deficit)

The Members organized a Delaware limited liability company and adopted a Limited Liability Company Agreement on July 27, 2010, as amended and restated on July 13, 2011, December 18, 2014, April 9, 2016 and May 17, 2017. The units are classified into common and preferred units, and a member is entitled to the right to one vote for each unit held. Subject to the terms of the Company’s Carve-Out Plan, the Carve-Out Plan participants are entitled to receive any distribution payable prior to any liquidation payments to the members. (See Note 9.) The holders of preferred units are entitled to a liquidation preference prior to any distributions to holders of common units of $4.50 per unit, respectively, plus all accrued but unpaid dividends, if any. If the amounts available for distribution are insufficient to permit the payments to the members holding preferred units, then the available distributions will be made on a pro rata basis among the holders of the preferred units. Distribution of any remaining assets or proceeds upon liquidation will be made to the holders of common units in an amount equal to the aggregate purchase price paid for the units and for convertible securities divided by the aggregate purchase price paid by all holders for common and preferred units and convertible securities. If the amounts available for distribution are insufficient to permit the payments to the members holding common units, then the available distributions will be made on a pro rata basis among the holders of the common units. The holders of preferred units have no voluntary rights to redeem units. A liquidation or winding up of the Company, a greater than 50% change in control, or a sale of substantially all of the Company’s assets would constitute a redemption event. Although the preferred units are not mandatorily or currently redeemable, a liquidation or winding up of the Company would constitute a redemption event that is outside of the Company’s control. Therefore, all preferred units have been presented outside of members’ deficit. All profits and losses of the Company are allocated to the members based on their ownership percentages.

Conversion from LLC to C Corporation

On December 31, 2017, the Company converted from a Delaware limited liability company to a Delaware C Corporation (the “Conversion”). Prior to the Conversion, the Company had been taxed as a partnership for federal and state income tax purposes, such that the Company’s taxable income is reported by its members in their respective tax returns. Following the Conversion, the Company will now be taxed as a corporation. In connection with the Conversion, the Company’s Board of Directors approved a 15-for-1 reverse split of the Company’s units into stock. All unit and stock data in this report have been retroactively adjusted to reflect the split. In connection with the Conversion, the Company authorized 20,000,000 shares of preferred stock and 200,000,000 shares of common stock and issued 324,821 shares of common stock to such investors previously holding 4,872,221 common membership interests and 2,762,594 shares of preferred stock to such investors previously holding 41,438,818 preferred membership interests. The rights and preferences of the preferred and common units carry over from the Operating Agreement to the preferred and common stock. Such shares of common stock and preferred stock were fully paid, nonassessable shares of stock of the Company.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

7.	Stockholders’ Equity (Deficit), continued

Preferred Stock

At various dates between April 2016 and July 2016, the Company entered into purchase agreements with investors for the sale of 358,778 preferred units at $4.50 per unit, resulting in gross cash proceeds of $1,614,471 and net cash proceeds of $1,501,058, after payment of underwriting costs of $113,413. In addition, preferred units of 86,000 were purchased with non-cash contributions resulting from the conversion of a $300,000 promissory note and the conversion of reimbursable employee expenses of $87,000. To participate in this financing transaction, common unit holders were required to contribute the lesser of (i) 14 percent of their total prior investments or (ii) $500,000. If that criterion were met, then all common units held by that investor would automatically convert to an equal number of preferred units. In connection with this financing 2,317,816 common units were converted to preferred units.

On July 26, 2018, upon the closing of the IPO, all shares of preferred stock then outstanding were automatically converted into 2,762,594 shares of common stock.

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

In connection with the termination of the Plan, on January 31, 2018, the Company issued to its employees and directors 1,284,470 and 153,126, shares of restricted common stock (“January 2018 Restricted Stock Grant”), respectively. Such shares of restricted common stock were granted outside the LTIP’s first year share availability pool, are fully vested, and will be released to the employees and directors in three tranches at the rate of 33.4%, 33.3% and 33.3% on September 1, 2018, March 1, 2019 and September 1, 2019, respectively. In the event an employee resigns prior to the date when all such shares have been released, the shares will be released at the rate of 16.5% every six months, until 100% of such shares are released. In the event that a director resigns prior to the date when all such shares have been released, the shares will be released in three tranches at the rate of 33.4%, 33.3% and 33.3% six months from the dates such shares were originally due to be released.

The LTIP and January 2018 Restricted Stock Grant were approved by a majority of the Company’s stockholders on January 31, 2018. In connection with the January 2018 Restricted Stock Grant, the Company recorded stock-based compensation expense of $2,156,394 for the year ended December 31, 2018.

On September 1, 2018, the Company released its first tranche of restricted shares under the January 2018 Restricted Stock Grant. The majority of the restricted stock that were released were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the year ended December 31, 2018, 473,091 shares of restricted stock were released with an intrinsic value of approximately $2.3 million. Of the restricted stock released, 123,255 shares were forfeited and we withheld 92,555 shares to satisfy approximately $499,000 of employees’ minimum tax obligation on the released restricted stock. As of December 31, 2018, there were 964,505 shares of restricted stock remaining under the January 2018 Restricted Stock Grant, 929,264 of such shares were to be released in two equal tranches on March 1, 2019 and September 1, 2019, with an additional 35,241 shares to be released to a terminated employee in five equal tranches over the next 26 months.

On February 28, 2018 in connection with the extension of the maturity date of the Series C Convertible Note to August 28, 2018, the Company issued 327 shares of its common stock to the note holder. The Company recorded interest expense of $491 for the year ended December 31, 2018.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

7.	Stockholders’ Equity (Deficit), continued

During July, August and September 2018, the Company issued 94,160 shares of restricted common stock to vendors in return for website and investor relations services. The Company recorded an operating expense of $437,517 for the services.

Warrants for Common Shares

The Company has issued warrants to purchase common shares to employees and consultants as compensation for services rendered, as well as, in conjunction with the purchase of common shares in equity and debt transactions. A summary of the warrant activity and related information for the years ended December 31, 2018 and 2017 is provided as follows.

In connection with the Series D Convertible Notes issued during the year ended December 31, 2017, the Company issued warrants to purchase 412,510 common units at an exercise price of $5.40 per unit with a five-year term. The grant date fair value of the warrants was $831,039 which was recorded as warrant liability with the offset recorded as a discount to the Series D Convertible Notes. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common unit price on date of grant $4.50, expected dividend yield 0%, expected volatility 56%, risk-free interest rate 1.90% and expected life of 5 years.

In connection with the Series D Convertible Notes issued during the year ended December 31, 2017, the Company issued warrants to investment bankers to purchase 74,514 common units at an exercise price of $5.40 per unit with a five-year term. The grant date fair value of the warrants was $137,440. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common unit price on date of grant $4.50 and $2.40, expected dividend yield 0%, expected volatility 56%, risk-free interest rate 1.93% and expected life of 5 years.

In connection with the Series E Convertible Notes, the Company issued warrants to purchase 2,614,381 common units at an exercise price of $4.50 per unit with a five-year term. The grant date fair value of the warrants was $2,809,608 which was recorded as warrant liability with the offset recorded as a discount to the Series E Convertible Notes. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common unit price on date of grant $2.70, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 1.99% and expected life of 5 years.

In connection with the Series E Convertible Notes, the Company issued warrants to investment bankers to purchase 114,380 common units at an exercise price of $5.40 per unit with a five-year term. The grant date fair value of the warrants was $145,705. The fair of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common unit price on date of grant $3.30, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 1.90% and expected life of 5 years.

In connection with the Series F Convertible Notes, the Company issued warrants to purchase 1,174,447 common units at an exercise price of $5.40 per unit with a five-year term. The grant date fair value of the warrants was $300,000 which was recorded as debt discount with the offset recorded to common units on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common unit price on date of grant $1.50, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.14% and expected life of 5 years.

In connection with the Series F Convertible Notes, the Company issued warrants to investment bankers to purchase 200,001 common units at an exercise price of $5.40 per unit with a five-year term. The grant date fair value of the warrants was $60,000 which was recorded as debt discount with the offset recorded to common units on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common unit price on date of grant $1.50, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 1.9% and expected life of 5 years.

In connection with the Series C, Series D, and Series E Convertible Notes, the Company recognized the fair value of the warrants as a liability, as the warrant agreements included a price protection provision adjusting the exercise price of the warrant in the event the Company issued units (i) at a price per share less than the exercise price then in effect or (ii) without consideration. In connection with the Series F Convertible Notes, the Company recognized the fair value of the warrants as a component of stockholders’ deficit.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

7.	Stockholders’ Equity (Deficit), continued

During November 2017, the Company issued to Mr. Gary Williams, the Company’s chief financial officer, warrants to purchase 7,156 common units at an exercise price of $5.40 per unit with a five-year term. The warrants were issued in connection with Mr. Williams’ payment of the Company’s November 2017 employee healthcare premium totaling $32,201. Mr. Williams was reimbursed in December 2017. The fair value of the warrant was $2,000. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common unit price on date of grant $1.50, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.14% and expected life of 5 years.

In connection with the Series D Convertible Notes issued during the three months ended March 31, 2017, the Company issued warrants to purchase 349,373 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $702,239 which was recorded as warrant liability with the offset recorded as a discount to the Series D Convertible Notes. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.50, expected dividend yield 0%, expected volatility 56%, risk-free interest rate 1.91% and expected life of 5 years.

In connection with the Series D Convertible Notes issued during the three months ended March 31, 2017, the Company issued warrants to investment bankers to purchase 61,556 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $123,727 which was recorded as warrant liability with the offset recorded as a discount to the Series D Convertible Notes. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.50, expected dividend yield 0%, expected volatility 56%, risk-free interest rate 1.93% and expected life of 5 years.

In connection with an amendment to the Series D Convertible Notes to extend the maturity date to June 30, 2018, the Company issued warrants to purchase 1,017,717 common shares at an exercise price of $5.40 per share with a five-year term during the three months ended March 31, 2018. The grant date fair value of the warrants was $210,000 which was recorded as warrant liability with the offset recorded as a discount to the Series D Convertible Notes. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.50, expected dividend yield 0%, expected volatility 56%, risk-free interest rate 2.54% and expected life of 4 years.

In connection with the Series F Convertible Notes issued during 2018, the Company issued warrants to purchase 25,000 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $44,000 which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.82% and expected life of 5 years.

In connection with the Series F Convertible Notes issued during 2018, the Company issued warrants to investment bankers to purchase 3,222 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $5,700 which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.82% and expected life of 5 years.

In connection with the Series G Notes issued during 2018, the Company issued warrants to purchase 208,350 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $366,000 which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.81% and expected life of 5 years.

In connection with the Series G Notes issued during 2018, the Company issued warrants to investment bankers to purchase 58,334 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $102,000 which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.82% and expected life of 5 years.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

7.	Stockholders’ Equity (Deficit), continued

In April 2018, the Company granted warrants to purchase up to 275,000 shares of common stock to Mr. Michael Howse, a member of the Company’s Board of Directors in connection with a consulting agreement. The warrants have an exercise price of $5.40 per share and warrants to purchase up to 110,000 shares of common stock vest over nine months. The remaining warrants vest upon certain performance milestones. The Company amended the warrants as of December 27, 2018 to remove certain price protection provisions and to include the determination of the number of warrants to be outstanding if a fundamental transaction occurs. As of December 31, 2018, warrants to purchase 97,778 shares of common stock were vested. All of the warrants immediately vest upon a change of control. The fair value of the vested warrants was $220,909 which was recorded as consulting expense with the offset recorded to warrant liability. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $3.25, expected dividend yield 0%, expected volatility 58%, risk-free interest rate 2.58% and expected life of 4.27 years.

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

In connection with the Series G Notes amendment, the Company issued warrants to purchase 625,000 common shares at an exercise price of $4.50 per share with a five-year term. The grant date fair value of the warrants was $1,253,125 which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.77% and expected life of 5 years.

In August 2018, as payment for investor relations services, the Company issued a warrant to purchase 50,000 common shares at an exercise price of $4.00 per share with a three-year term to a vendor. The grant date fair value of the warrant was $135,000 which was recorded as consulting expense with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrant was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.30, expected dividend yield 0%, expected volatility 60%, risk-free interest rate 2.88% and expected life of 3 years.

On July 25, 2018, as part of the agreement with the investment bankers in connection with the initial public offering, the Company issued warrants to purchase 72,000 common shares at an exercise price of $6.25 per share with a five-year term. The grant date fair value of the warrants was $169,000 which was recorded as issuance costs in additional paid-in capital with the offset also recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $5.00, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.86% and expected life of 5 years.

On October 30, 2018, the Company issued a warrant to purchase 40,000 shares of common stock at an exercise price of $4.95 per share with a five-year term to a consultant pursuant to a consulting agreement in consideration for providing certain media agent services to the Company for a period of twelve months. The grant date fair value of the warrant was $104,400 which was recorded as consulting expense with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrant was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.95, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.94% and expected life of 5 years.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

7.	Stockholders’ Equity (Deficit), continued

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2018 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2018	Life (years)	December 31, 2018

$2.00	275,000	4.26	97,778
$3.00 - $4.00	5,522,720	4.21	5,522,720
$4.50 - $4.95	298,882	2.73	298,882
$5.40 - $6.25	2,543,577	3.58	2,543,577
$10.35	1,634	2.28	1,634
$3.85	8,641,813	3.97	8,464,591

Warrants exercisable as of December 31, 2018, excludes warrants to purchase 177,222 common shares issued to Mr. Howse which have not yet vested.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2017 is as follows:

Exercise Price	Warrants Outstanding as of December 31, 2017	Remaining Life (years)	Warrants Exercisable as of December 31, 2017

$4.50	2,829,645	4.67	2,725,495
$5.40	2,724,298	4.49	2,724,298
$10.35	1,634	3.28	1,634
$4.94	5,555,577	4.58	5,451,427

8.	Income Taxes

On December 31, 2017, the Company converted from a limited liability company and became a taxable entity (“C Corporation”).

The domestic and foreign components of loss before provision for income taxes loss for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Domestic	$(67,326,469)	$(25,665,308)
Foreign	(21,792)	18,705
Loss before provision for income taxes	$(67,348,261)	$(25,646,603)

For 2017, the Company was treated as a partnership for federal and state income tax purposes, such that the Company’s taxable income was reported by its members in their respective tax returns. The Company was subject only to a California LLC tax which was recorded as a state income tax in the consolidated statements of operations. For the year ended December 31, 2017, the Company incurred a provision for income taxes of $5,610, related primarily to the Company’s foreign operations.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

8.	Income Taxes, continued

The provision for income taxes was calculated on a jurisdiction basis.

	Year Ended December 31,
	2018	2017
Current:
Federal	$-	$-
State	8,150	5,610
Foreign	-	-
Total current provision for income taxes	8,150	5,610
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred provision for income taxes	-	-
Total	$8,150	$5,610

The deferred tax assets and liabilities are as follows. The 2017 information is presented on a pro forma basis assuming the Company converted to a C corporation at the beginning of the year:

	December 31, 2018	December 31, 2017
Deferred tax assets:		(unaudited)
Net operating loss	$4,894,266	$13,878,830
Accruals and reserves	63,537	-
Amortization of intangible assets	1,747,381	-
Other	114,651	-
Gross deferred tax assets	6,819,835	13,878,830
Valuation allowance	(6,782,595)	(13,878,830)
Total deferred tax assets	37,240	-
Deferred tax liabilities:
Prepaid expenses	(37,240)	-
Total deferred tax liabilities	(37,240)	-
Net deferred tax assets	$-	$-

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is “more-likely-than-not” that the deferred tax assets will be realized; accordingly, a full valuation allowance was maintained, and no deferred tax assets were shown in the accompanying consolidated balance sheets.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

8.	Income Taxes, continued

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("2017 Tax Act"). The 2017 Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) in part eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain unrepatriated earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The 2017 Tax Act reduces the federal corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company has recorded a decrease of $7,687,536, with an offset to the valuation allowance, to its U.S. federal and state deferred tax assets. The Company has also completed its analysis of the deemed repatriation transition tax and has concluded that it will not owe any transition tax. Additionally, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.  The impact of completing the analysis of the effects of the 2017 Tax Act did not have a material impact on the consolidated financial statements for the year ended December 31, 2018.

In addition, the 2017 Tax Act imposes a U.S. tax on Global Intangible Low Taxed Income ("GILTI") that is earned by certain foreign subsidiaries, and requires U.S. corporations to elect an accounting policy to either recognize GILTI as a current period expense when incurred or to record deferred taxes for the temporary basis differences expected to reverse in the future as GILTI. The Company did not incur income tax associated with GILTI for the year ended December 31, 2018, but elected to recognize GILTI tax as a period cost in the future, as applicable.

Provision for income taxes for the years ended December 31, 2018 and 2017 differed from the amounts computed by applying the statutory federal income tax rate of 21% and 34%, respectively, to loss before provision for income taxes as a result of the following. The 2017 information is presented on a pro forma basis assuming the Company converted to a C corporation at the beginning of the year:

	Year Ended December 31,
	2018	2017
		(unaudited)
Effective tax rate reconciliation:
Income tax provision at statutory rate	21.0%	34.0%
State taxes, net of federal benefit	-	-
Effect of tax reform (1)	-	(30.0)
Other permanent differences	(13.9)	(24.5)
Change in valuation allowance	(7.1)	20.5
Total income tax benefit (expense)	-%	-%

(1)       Due to the 2017 Tax Act which was enacted in December 2017, our U.S. deferred tax assets and liabilities as of December 31, 2017 were re-measured from 34% to 21%.

Tax positions are evaluated in a two-step process. The Company first determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not” recognition threshold it is then measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2018 and 2017 is zero.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

8.	Income Taxes, continued

The Company had not incurred any material tax interest or penalties as of December 31, 2018. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States, Japan, and various state jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2013 through 2018 remain open for examination by various taxing jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2018 and 2017, the Company has not accrued any penalties or interest related to uncertain tax positions.

The Company intends to indefinitely reinvest the Japan earnings outside of the U.S. as of December 31, 2018. Thus, deferred taxes are not provided in the U.S. for unremitted earnings in Japan.

9.	Commitments and Contingencies

Operating Leases

The Company rents its Beaverton. Oregon office under an operating lease, which was set to expire in October 2018. In July 2018, the Company extended its lease through October 31, 2020. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expense. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the years ended December 31, 2018 and 2017 was $349,000 and $334,000, respectively.

Future annual minimum lease payments under the non-cancelable operating lease as of December 31, 2018 are $356,000 and $304,000, respectively, for the years ending December 31, 2019 and 2020.

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

The Company’s management does not believe that any such matters, individually or in the aggregate, will have a materially adverse effect on the Company’s consolidated financial statements.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

10.	Assumption of WiSA, LLC

On April 25, 2014, the Company assumed 100% of Silicon Image, Inc.’s (“SIMG”) interest in WiSA LLC, a Delaware corporation (“WiSA”). WiSA (“Wireless Speaker and Audio Association”) is a trade association jointly established by the Company and SIMG in July 2011, for the promotion of the Company’s proprietary technology for the wireless transmission and reception of audio from a source device. SIMG had been responsible for acting as an agent of WiSA and managing the day-to-day affairs of WiSA including the development of its trademarks and marketing plans.

SIMG assigned its ownership in WiSA to the Company at no cost and gave the Company a three year license to use the WiSA trademarks for $100. In addition, at the Company’s sole discretion, the Company had the option to purchase the WiSA trademarks for $2,000,000 at the earlier of (i) April 25, 2017 or (ii) the closing date of a “Change in Ownership” as defined in the Company’s July 13, 2011 Operating Agreement.

No assets or liabilities were booked in connection with the Company’s assumption of SIMG’s interest in WiSA as the Company was already a party to the marketing plans and only received a license to the trademarks which were determined to have no incremental value.

On May 17, 2017, the Company and Lattice, the acquirer of SIMG, agreed to amend the license and transfer agreement between the Company and SIMG dated March 26, 2014 (“WiSA Transfer Agreement”). Under the terms of the amendment, the Company’s license of the WiSA trademarks was extended to September 15, 2017 upon a payment of $25,000 to Lattice.

On October 16, 2017, in connection with a second amendment to the WiSA Transfer Agreement, the Company paid Lattice $125,000 and Lattice: (i) assigned its entire equity interest in the Company, consisting of 16,667 shares of common stock, to the Company, which were retired, and (ii) assigned the WiSA trademarks to the Company.

The total purchase consideration of $125,000 has been allocated to tangible and intangible assets acquired on the basis of their respective estimated fair values on the acquisition date.

The following table summarizes the fair values of assets acquired:

December 31, 2017
Summit common stock	$25,000
Intangible assets:
Trademarks	100,000
Total purchase price	$125,000

The fair value of the common units was determined to be $1.50 per unit on a non-marketable, minority basis. Therefore, the concluded fair value of the 16,667 shares of acquired common stock was determined to be $25,000. The fair value of the trademarks was determined using the residual method. Specifically, the value of the trademarks has been estimated as the difference between the total purchase price and the fair value of all other acquired assts. This resulted in an estimated fair value of $100,000. Trademarks are being amortized on a straight line basis over their respective estimated useful life of 36 months.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

10.	Assumption of WiSA, LLC, continued

	December 31, 2018
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	3	$100,000	$38,887	$61,113

	December 31, 2017
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	3	$100,000	$5,555	$94,445

The estimated future amortization expense of acquisition-related intangible assets subject to amortization as of December 31, 2018 is as follows:

Year Ended December 31,
2019	$33,332
2020	27,781
Total	$61,113

11.	Related Parties

Brett Moyer

Mr. Moyer has served as the Company’s President, Chief Executive Officer and a board member since the Company’s founding in August 2010. Effective February 28, 2018, Mr. Moyer agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Moyer received a warrant to purchase 9,058 shares of common stock at an exercise price of $5.40 and which accrued an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In April 2018, the Company issued Mr. Moyer a $62,500 Series G Note, initially due June 15, 2018, in consideration for $50,000 of expenses incurred by Mr. Moyer. In June 2018, in consideration for extending the maturity date of the Series G Note to July 15, 2018, Mr. Moyer was granted a warrant to purchase 4,630 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, Mr. Moyer was granted a warrant to purchase 13,889 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $537,336 of principal under convertible promissory notes, and all accrued interest, was automatically converted into a total of 157,881 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.00. As of December 31, 2018 and 2017, Mr. Moyer was owed $0 and $269,091, respectively, of principal under convertible promissory notes and owned 1.5% and 2.5%, respectively, of the outstanding shares of the Company’s common stock.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

11.	Related Parties, continued

Michael Fazio

Mr. Fazio is the chairman of MARCorp Financial LLC, a private equity firm located in Illinois. Mr. Fazio has been a member of the Company’s board of directors since May 2017. On May 17, 2017, the Company entered into a securities purchase agreement with MARCorp Signal, LLC, pursuant to which the Company borrowed a total of $5,000,000 from MARCorp Signal, LLC in consideration for the Series E Convertible Note. MARCorp Signal, LLC is a wholly-owned subsidiary of MARCorp Financial LLC. In connection with such borrowings, MARCorp Signal, LLC was issued a warrant to purchase 2,614,381 of the Company’s common units, which warrant was exercisable at $4.50 per unit and had a five-year life. On November 30, 2017, MARCorp Signal, LLC’s Series E Convertible Note was repaid by the Company in full. Pursuant to a settlement agreement that the Company entered into with MARCorp Signal, LLC on July 25, 2018, a warrant to purchase an aggregate of 487,864 shares of common stock was issued to MARCorp Signal, LLC, and following the Company’s IPO, the exercise price of the warrants issued in connection with the Series E Convertible Note became $3.00. As of December 31, 2018 and 2017, Mr. Fazio was owed $0 of principal under convertible promissory notes and owned less than 0.1% of the outstanding shares of the Company’s common stock.

Brian Herr

Mr. Herr has been a member of the Company’s board of directors since February 2018. Mr. Herr is Chief Investment Officer and Co-Head of Structured Credit and Asset Finance for the Medalist Partners platform (f/k/a Candlewood Structured Strategy Funds) and serves as a co-portfolio manager for the Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP (collectively, the “Medalist Funds”). Mr. Herr was granted a seat on the Company’s board of directors pursuant to a securities purchase agreement, dated as of November 30, 2017, between the Company and the Medalist Funds, pursuant to which the Company also issued to the Medalist Funds an aggregate of $2,000,000 Series F Convertible Notes, due June 30, 2018, which was later amended to extend the maturity date to July 25, 2018, and warrants to purchase an aggregate of 222,222 shares of our common stock. In addition, between April 20, 2018 and June 29, 2018, the Company issued an aggregate of $2,437,500 of Series G Notes due July 15, 2018, as amended to the Medalist Funds and warrants to purchase an aggregate of 180,570 shares of our common stock. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, the Medalist Funds were granted a warrant to purchase 541,666 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $3,950,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 1,950,348 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.00. As of December 31, 2018, the Medalist Funds were owed $0 of principal under convertible promissory notes and owned 12.8% of the outstanding shares of the Company.

Helge Kristensen

Mr. Kristensen has served as a member of the Company’s board of directors since 2010. Mr. Kristensen serves as vice president of Hansong Technology, an original device manufacturer of audio products based in China, president of Platin Gate Technology (Nanjing) Co. Ltd, a company with focus on service-branding in lifestyle products as well as pro line products based in China and co-founder and director of Inizio Capital, an investment company based in the Cayman Islands. Effective February 28, 2018, Inizio Capital and Hansong Technology agreed to extend the maturity dates of the Five February 2016 Note and the December 2015 Note, respectively to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extensions, Inizio Capital and Hansong Technology received warrants to purchase 1,341 and 942 shares of common stock, respectively, at an exercise price of $5.40. On July 25, 2018, in connection with the Company’s IPO, $50,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 27,923 shares of common stock. As of December 31, 2018 and 2017, affiliates of Mr. Kristensen were owed $0 and $50,000, respectively, of principal under convertible promissory notes and owned 1.0% and 3.8%, respectively, of the outstanding shares of the Company.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

11.	Related Parties, continued

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak has been a member of the Company’s board of directors since September 2015. Alexander Capital, L.P. has acted as the lead investment bank in a number of the Company’s private financings. Effective February 28, 2018, Mr. Gazdak agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Gazdak received a warrant to purchase 1,569 shares of common stock at an exercise price of $5.40 and which will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. On July 25, 2018, in connection with the Company’s IPO, $21,176 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 5,647 shares of common stock. As of December 31, 2018 and 2017, Mr. Gazdak was owed $0 and $14,118, respectively, of principal under convertible promissory notes and owned 0.2% and 0.6%, respectively, of the outstanding shares of the Company.

The Company signed an engagement letter with Alexander Capital, L.P. in August of 2014, under which Alexander Capital, L.P. earns a fee on total investments by their clients. Alexander Capital, L.P. earned fees of $321,300 and $1,058,575 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, Alexander Capital, L.P. has been issued warrants to purchase a total of 588,391 shares of common stock, exercisable at prices between $3.30 and $5.40 per share and for five years from the date of issuance. Pursuant to the underwriting agreement entered into between the Company and Alexander Capital, L.P. in connection with the IPO (the “Underwriting Agreement”), Alexander Capital, L.P. was paid a cash fee of $900,000, as well as a non-accountable expense allowance of $120,000 and reimbursements of $100,000. Pursuant to the Underwriting Agreement, we issued Alexander Capital, L.P. warrants to purchase 72,000 shares of common stock. Such warrants are exercisable at a per share price of $6.25 and are exercisable at any time during the five-year period commencing 180 days from the effective date of the IPO, which period shall not exceed five years from such effective date.

Michael Howse

We are party to an agreement with Michael Howse, dated April 6, 2018, as amended effective as of December 27, 2018 (the “Howse Agreement”), pursuant to which Mr. Howse was appointed interim role as chief strategy officer on an “at-will” basis in consideration for a monthly cash salary as well as (i) a warrant to purchase 110,000 shares of our common stock, exercisable at a per share price of $2.00 and which vested monthly over a nine-month period and which fully vested on January 6, 2019 and (ii) a warrant to purchase 165,000 shares of our common stock, exercisable at a per share price of $2.00, which shall vest, so long as Mr. Howse continues to serve as interim chief strategy officer and/or as a member of our board of directors, (x) as to 110,000 shares of common stock upon the achievement of a significant milestone and (y) as to 65,000 shares of common stock upon the achievement of an additional significant milestone. The foregoing exercise prices are subject to adjustment as provided in each warrant. Pursuant to the Howse Agreement, such warrants shall fully vest on the earlier of (1) immediately prior to a Fundamental Transaction, as defined in such agreement, (2) Mr. Howse’s removal from our board of directors for any reason other than his resignation, his intentional illegal conduct or gross misconduct, or his conviction for any felony, theft, embezzlement or violent crime. In addition, pursuant to the Howse Agreement, we also agreed to appoint Mr. Howse to our board of directors, where he may only be removed for cause, or his termination or resignation.

Under the Howse Agreement, if the Company raises capital in one or more financings from certain pre-approved strategic investors, or is acquired by a third-party during the period that Mr. Howse serves as interim chief strategy officer (or within six months thereafter), he will receive a percentage cash bonus concurrently with the closing of such transaction based on the amount raised or consideration paid for the Company, as applicable, (A) which bonus doubles in the event that the Company does not incur an amount equal to 2% or more of the Consideration (as defined in the Howse Agreement) in fees to any investment bank in connection with such transaction, if such transaction is a Fundamental Transaction (such fees, “General Expenses”), and (B) 50% of which bonus may be paid as a convertible note or preferred equity with the same terms as the other participants in such transaction, if such transaction is a financing. Pursuant to the Howse Agreement, we may terminate Mr. Howse at any time, with or without cause, upon 90 days’ prior written notice. Such agreement provides for Company-sponsored benefits in accordance with our policies. Pursuant to the Howse Agreement, effective November 1, 2018, Mr. Howse was placed on our payroll and is now considered a part-time Company employee. As of December 31, 2018, Mr. Howse has vested warrants to purchase 97,778 shares of common stock and owns 0% of the outstanding shares of the Company.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

11.	Related Parties, continued

Significant Shareholders

In January 2017, Carl E. Berg invested the aggregate sum of $300,000 in the Company’s Series D Convertible Note financing described in Note 5 of the Notes to the Consolidated Financial Statements and was granted a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40. Effective February 28, 2018, Mr. Berg agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Berg received a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40 and will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In addition, Mr. Berg agreed to extend the maturity date of his various other convertibles notes to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extensions, Mr. Berg received warrants to purchase a total of 25,965 shares of common stock at an exercise price of $5.40. On July 25, 2018, in connection with the Company’s IPO, $1,479,412 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 464,687 shares of common stock. As of December 31, 2018 and 2017, Mr. Berg was owed $0 and $1,302,941, respectively, of principal under convertible promissory notes and owned 10.5% and 37%, respectively, of the outstanding shares of the Company.

In November 2017, Lisa Walsh invested $6,500,000 in the Company’s Series F Convertible Note financing and was issued warrants to purchase 722,222 shares of common stock at an exercise price of $5.40 per share. Effective February 28, 2018, Ms. Walsh agreed to extend the maturity date of her Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Ms. Walsh received a warrant to purchase 112,419 shares of common stock at an exercise price of $5.40 and which will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In May 2018, the Company issued Ms. Walsh a $287,500 Series G Note, initially due June 15, 2018. In June 2018, in consideration for extending the maturity date of the Series G Note to July 15, 2018, Ms. Walsh was granted a warrant to purchase 23,150 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, Ms. Walsh was granted a warrant to purchase 69,444 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $8,330,147 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 2,938,650 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.00. As of December 31, 2018 and 2017, Ms. Walsh was owed $0 and $7,511,765, respectively, of principal under convertible promissory notes and owned 26.6% and 25.2%, respectively, of the outstanding shares of the Company.

12.	Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
United States	$7,527	$16,825
Europe	532,689	706,628
Asia Pacific	833,773	389,273
Total	$1,373,989	$1,112,726

Substantially all of our long-lived assets are located in the United States.

Notes To Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

13.	Subsequent Events

Related Party Transaction

On January 4, 2019, pursuant to the Howse Agreement, the Company entered into a Deferred Shares Agreement under which the Company granted to Mr. Howse up to 400,000 deferred shares under the LTIP (the “Deferred Shares”). Pursuant to such agreement, if a Fundamental Transaction has not occurred within 180 days of the earlier of the date on which Mr. Howse no longer serves (i) as our interim chief strategy officer or (ii) on our board of directors, all of the Deferred Shares shall be forfeited and Mr. Howse will have no further rights to such shares. Pursuant to such agreement, the Deferred Shares shall vest immediately prior to a Fundamental Transaction, and the number of Deferred Shares that shall vest is based on the Consideration paid for the Company in such transaction, and whether the Company incurred any general expenses (as defined).

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Certificate of Conversion of Summit Semiconductor, Inc. (2)

2.2	Plan of Conversion of Summit Semiconductor, Inc. (2)

3.1(i)	Certificate of Incorporation of Summit Semiconductor, Inc. (1)

3.1(ii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (3)

3.1(iii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (4)

3.2(i)	Bylaws of Summit Semiconductor, Inc. (1)

4.1*	Form of Common Stock Certificate.

4.2	Form of Common Stock Purchase Warrant issued to holders of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

4.3*	Form of Amended and Restated Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes.

4.4*	Form of Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes.

4.5	Form of Common Stock Purchase Warrant issued to holders of Series F Senior Secured 15% Convertible Notes. (1)

4.6	Form of Common Stock Purchase Warrant issued to holders of Series G 15% Original Issue Discount Senior Secured Promissory Notes in June 2018. (1)

4.7	Form of Common Stock Purchase Warrant issued to holders of Series G 20% Original Issue Discount Senior Secured Promissory Notes in July 2018. (2)

4.8*	Amended and Restated Common Stock Purchase Warrant to purchase 110,000 shares of Common Stock issued to Michael Howse on December 27, 2018.

4.9*	Amended and Restated Common Stock Purchase Warrant to purchase 165,000 shares of Common Stock issued to Michael Howse on December 27, 2018.

10.1	Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.2	Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.3	Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.4	Form of Indemnity Agreement by and between Summit Semiconductor, Inc., and each of its directors and executive officers. (1)

10.5	Employment Agreement between FOCUS Enhancements, Inc. and Brett Moyer, dated August 6, 2002. (1)

10.6	First Amendment to Employment Agreement by and between Summit Semiconductor, LLC and Brett Moyer, effective May 2, 2011. (1)

10.7	Executive Employment Agreement between FOCUS Enhancements, Inc. and Gary Williams, dated May 28, 2004. (1)

10.8	First Amendment to Executive Employment Agreement by and between Summit Semiconductor, LLC and Gary Williams, effective May 2, 2011. (1)

10.9	Offer Letter from Summit Semiconductor, Inc. to Michael Howse, dated April 6, 2018. (1)

10.10*	Amendment to Agreement, effective as of December 27, 2018, between Summit Wireless Technologies, Inc. and Michael Howse.

10.11*	Deferred Shares Agreement, entered into as of January 4, 2019, between Summit Wireless Technologies, Inc. and Michael Howse.

10.12	Lease Agreement by and between Amberglen, LLC and Summit Semiconductor, Inc., dated June 11, 2015, as amended. (1)

10.13*	First Amendment to Lease Agreement by and between Amberglen, LLC and Summit Semiconductor, Inc., dated July 31, 2018.

10.14	Form of Securities Purchase Agreement between Summit Semiconductor, LLC and the purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

10.15	Form of Amendment to Series D Transaction Documents. (1)

10.16	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series E Senior Secured Original Issue Discount Convertible Notes. (1)

10.17	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 18, 2016. (1)

10.18	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 30, 2016. (1)

10.19	Management Rights Letter, dated May 17, 2017, between Summit Semiconductor, LLC and MARCorp Signal, LLC. (1)

10.20	Settlement Agreement, dated July 25, 2018, between Summit Semiconductor, Inc. and MARCorp Signal, LLC. (5)

10.21	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series F Senior Secured 15% Convertible Notes. (1)

10.22	Form of Amendment to Series F Transaction Documents. (2)

10.23	Form of Series G Subscription Agreement by and among Summit Semiconductor, Inc. and the purchasers of Series G 15% Original Issue Discount Senior Secured Promissory Notes. (1)

10.24	Form of Amendment to Series G Transaction Documents. (1)

21.1	List of Subsidiaries. (1)

23.1*	Consent of BPM LLP.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 2, 2018.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 23, 2018.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 25, 2018.

(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 14, 2018.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 15, 2018.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

