Form 10-Q
period 2019-03-31
Summit Wireless Technologies, Inc.
filed 2019-05-15
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	WISA	The Nasdaq Capital Market

The number of shares of the Registrant’s common stock outstanding as of May 14, 2019 is 15,490,175.

SUMMIT WIRELESS TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2019

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Summit Wireless Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$322	$3,218
Accounts receivable	55	112
Inventories	1,764	1,383
Prepaid expenses and other current assets	477	428
Total current assets	2,618	5,141
Property and equipment, net	96	110
Intangible assets, net	53	61
Other assets	95	94
Total assets	$2,862	$5,406

Liabilities, Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$864	$532
Accrued liabilities	718	846
Total current liabilities	1,582	1,378
Warrant liability	103	210
Total liabilities	1,685	1,588

Commitments and contingencies (Note 9)
Stockholders' Equity:
Common stock, par value $0.0001; 200,000,000 shares authorized; 15,490,175 and 15,366,327 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	179,436	179,501
Accumulated other comprehensive loss	(56)	(45)
Accumulated deficit	(178,205)	(175,640)
Total stockholders' equity	1,177	3,818
Total liabilities, preferred stock and stockholders' equity	$2,862	$5,406

(1)	The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2019 and 2018

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue, net	$465	$282
Cost of revenue	407	398
Gross profit	58	(116)

Operating Expenses:
Research and development	1,361	1,605
Sales and marketing	749	912
General and administrative	615	1,231
Total operating expenses	2,725	3,748
Loss from operations	(2,667)	(3,864)

Interest expense	-	(8,738)
Change in fair value of warrant liability	111	109
Change in fair value of derivative liability	-	(814)
Other income (expense), net	(3)	1
Loss before provision for income taxes	(2,559)	(13,306)
Provision for income taxes	6	2
Net loss	$(2,565)	$(13,308)

Net loss per common share - basic and diluted	$(0.17)	$(40.96)
Weighted average number of common shares used in computing net loss per common share	15,407,610	324,934

The accompanying notes are an integral part of these condensed consolidated financial statements

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2019 and 2018

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss	$(2,565)	$(13,308)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(11)	(1)
Comprehensive loss	$(2,576)	$(13,309)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)

For the three months ended March 31, 2019 and 2018

(in thousands, except share and per share data)

(unaudited)

						Accumulated
						Other		Total
	Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity
Balance as of December 31, 2018	-	$-	15,366,327	$2	$179,501	$(45)	$(175,640)	$3,818
Release of vested restricted common stock	-	-	123,848	-	(65)	-	-	(65)
Currency translation adjustment	-	-	-	-	-	(11)	-	(11)
Net loss	-	-	-	-	-	-	(2,565)	(2,565)
Balance as of March 31, 2019	-	$-	15,490,175	$2	$179,436	$(56)	$(178,205)	$1,177

						Accumulated
						Other		Total
	Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Deficit

Balance as of December 31, 2017	2,762,594	$64,735	324,821	$-	$13,832	$(42)	$(108,283)	$(94,493)
Issuance of common shares to note holder upon extension of maturity date	-	-	327	-	-	-	-	-
Beneficial conversion feature upon issuance of convertible notes	-	-	-	-	255	-	-	255
Issuance of warrants for common shares	-	-	-	-	277	-	-	277
Reclassification of warrants	-	-	-	-	192	-	-	192
Stock compensation expense	-	-	-	-	2,156	-	-	2,156
Currency translation adjustment	-	-	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	-	-	(13,308)	(13,308)
Balance as of March 31, 2018	2,762,594	$64,735	325,148	$-	$16,712	$(43)	$(121,591)	$(104,922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018

(in thousands, except share and per share data)

 (unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,565)	$(13,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	10
Stock-based compensation	-	2,156
Amortization of intangible asset	8	8
Amortization of debt discounts	-	7,321
Change in fair value of warrant liability	(111)	(109)
Change in fair value of derivative liability	-	814
Compensation expense for consultant warrants	4	-
Changes in operating assets and liabilities:
Accounts receivable	57	42
Inventories	(381)	(41)
Prepaid expenses and other assets	(50)	(239)
Accounts payable	332	275
Accrued liabilities	(128)	278
Accrued interest	-	1,415
Net cash used in operating activities	(2,820)	(1,378)

Cash flows from investing activities:
Purchases of property and equipment	-	(19)
Net cash used in investing activities	-	(19)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, net of issuance costs	-	1,224
Taxes paid related to net share settlements of equity awards	(65)	-
Net cash provided by (used in) financing activities	(65)	1,224
Effect of exchange rate changes on cash and cash equivalents	(11)	(1)
Net decrease in cash and cash equivalents	(2,896)	(174)

Cash and cash equivalents as of beginning of year	3,218	249

Cash and cash equivalents as of end of year	$322	$75

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$6	$2

Noncash Investing and Financing Activities:
Issuance of warrants in connection with convertible notes payable	$-	$277
Beneficial conversion feature of convertible notes payable	$-	$255
Conversion of accrued interest to accounts payable	$-	$1
Conversion of interest to convertible notes payable as principal	$-	$4
Fair value of derivative liability in connection with issuance of notes payable	$-	$1,313
Reclassification of warrant liability to stockholders' equity	$-	$192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

1.	Business and Viability of Operations

Summit Wireless Technologies, Inc. (also referred to herein as “we”, “us”, “our”, or the “Company”) was originally formed as a limited liability company in Delaware on July 23, 2010. The Company develops wireless audio integrated circuits for home entertainment and professional audio markets. On December 31, 2017, the Company converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”). Prior to the Conversion, the Company had been taxed as a partnership for federal and state income tax purposes, such that the Company’s taxable income was reported by its members in their respective tax returns. Following the Conversion, the Company will be taxed as a corporation. In connection with the Conversion, the Company’s Board of Directors approved a 15-for-1 reverse split of the Company’s units into stock. All unit and stock data in this report have been retroactively adjusted to reflect the split. In connection with the Conversion, the Company authorized 20,000,000 shares of preferred stock and 200,000,000 shares of common stock and issued 324,821 shares of common stock to such investors previously holding 4,872,221 common membership interests and 2,762,594 shares of convertible preferred stock to such investors previously holding 41,438,818 preferred membership interests. Such shares of common stock and preferred stock were fully paid, nonassessable shares of stock of the Company.

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

On April 19, 2019, the Company filed a registration statement on Form S-1 (File No. 333-230952) indicating its intent to offer shares of its common stock pursuant to an underwritten public offering to raise additional capital on a best efforts basis. There is no assurance that we will be able to raise the maximum aggregate amount of additional capital that we state we intend to raise in such registration statement.

Liquidity and management plans

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of March 31, 2019, the Company had cash and cash equivalents of $0.3 million, an accumulated deficit of approximately $178.2 million and has not generated positive cash flows from operations. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has not generated significant revenues and has funded its operations primarily through sales of its common stock in conjunction with the Company’s IPO in July 2018, sales of common and preferred units prior to its IPO and proceeds from convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (“Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of operations and cash flows. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, filing and other fees related to the Company’s Secondary Offering were capitalized during the Secondary Offering process. As of March 31, 2019, in connection with the Company’s Secondary Offering, the Company had capitalized $44,000 in deferred offering costs in other current assets on the condensed consolidated balance sheet. In the event the offering is terminated, deferred offering costs will be expensed. As of December 31, 2018, deferred offering costs were not material.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires partial payment in advance of shipping. As of March 31, 2019, the Company had two customers accounting for 80% and 15% of accounts receivable. As of December 31, 2018, the Company had two customers accounting for 47% and 42% of accounts receivable. The Company had two customers accounting for 64% and 32% of its net revenue for the three months ended March 31, 2019. The Company had two customers accounting for 67% and 27% of its net revenue for the three months ended March 31, 2018.

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

The Company relies on sole-source suppliers to manufacture some of the components used in its product. The Company’s manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, any of which could delay or impede their ability to meet demand. The Company is heavily dependent on a single contractor in China for assembly and testing of its products, a single contractor in Japan for the production of is transmit semiconductor chip and a single contractor in China for the production of is receive semiconductor chip.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

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

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

2.	Summary of Significant Accounting Policies, continued

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

Comprehensive Loss

Comprehensive loss includes all changes within stockholders’ equity that are not the result of transactions with stockholders. Accumulated other comprehensive loss includes the foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three months ended March 31, 2019 and 2018.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three months ended March 31, 2019 and 2018 were not material.

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

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

2.	Summary of Significant Accounting Policies, continued

Net Loss per Common Share, continued

 For the three months ended March 31, 2019, warrants to purchase 8,641,813 shares of common stock, and 492,808 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  For the three months ended March 31, 2018, warrants to purchase 6,797,038 shares of common stock, 1,437,596 shares of restricted stock, and 2,762,594 shares of preferred stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  In addition, shares issuable upon the conversion of convertible notes payable have been excluded from the calculation of net loss per common share for all periods presented because the inclusion would be antidilutive.

Recently Issued and Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. ASU 2018-07 applies to all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The amendments in ASU 2018-07 expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payments transactions to nonemployees. Changes to the accounting for nonemployee awards as a result of ASU 2018-07 include: 1) equity-classified nonemployee share-based payment awards are measured at the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, 2) for awards with performance conditions, compensation cost is recognized when the achievement of the performance condition is probable, rather than upon achievement, and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting is eliminated. ASU 2018-07 clarifies that Topic 718 does not apply to financing transactions or awards granted to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018. The Company adopted this guidance as of January 1, 2019 and the adoption did not have a significant impact on the condensed consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”. The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. In addition, the update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. As an emerging growth company, the Company is allowed to adopt accounting pronouncements at the same time as non-public business entities. As a result, we have elected to adopt the update for our fiscal year beginning after December 15, 2019. The Company does not expect the adoption of this standard to significantly impact the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  The FASB developed the amendments to Accounting Standards Codification 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements.  This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years, with early adoption permitted.  The Company is evaluating the impact of ASU 2018-13 on its condensed consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

3.	Balance Sheet Components

Inventories (in thousands):

	March 31,	December 31,
	2019	2018

Work in progress	$143	$191
Finished goods	1,621	1,192

Total inventories	$1,764	$1,383

Property and equipment, net (in thousands):

	March 31,	December 31,
	2019	2018

Machinery and equipment	$746	$746
Tooling	7	7
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	11	11
	868	868
Less: Accumulated depreciation and amortization	(772)	(758)

Property and equipment, net	$96	$110

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $14,000 and $10,000, respectively.

Accrued liabilities (in thousands):

	March 31,	December 31,
	2019	2018

Accrued vacation	$253	$238
Accrued compensation	88	17
Accrued bonus	63	158
Customer advances	15	186
Accrued other	299	247

Total accrued liabilities	$718	$846

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

4.	Promissory Notes

In connection with the acquisition of the Focus Enhancements, Inc. assets in July 2010, the Company assumed an asset purchase agreement with Hallo Development Co, LLC (“Hallo”). In October 2010, the Hallo agreement was amended to require the Company to pay royalties to Hallo at specified rates based on annual net sales derived from the Company’s purchased technology over a period of three years with a minimum royalty of $900,000. Initial shipments commenced in 2011 and after three years, cumulative royalties due Hallo were $900,000. In April 2014, the Hallo agreement was amended, converting the outstanding balance of $358,000, to an unsecured promissory note (“Hallo Note”), bearing interest at 18.0% per year with an initial maturity date of December 31, 2015, that was later extended. In December 2016, following a principal reduction payment of $38,000, the Hallo Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000, the Company would make a principal reduction payment of $13,000, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, shall automatically convert to shares in connection with an initial public offering, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the Hallo Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the Hallo note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company recognized interest expense of $10,000 for the three months ended March 31, 2018. The Company did not make any principal reduction payments under the Hallo Note during the three months ended March 31, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 56,723 shares of common stock in connection with the Company’s IPO.

On January 5, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $500,000 (the “January 2015 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. The initial interest rate was 15.0% per year with an initial maturity date of July 5, 2015, that was later extended. In February 2016, following a principal reduction payment of $225,000, the maturity date was extended to September 1, 2017, and the interest rate was adjusted to 10.0% per year. In December 2016, following a principal reduction payment of $23,000, the January 2015 Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000 prior to an IPO, the Company would make a principal reduction payment of $13,000, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, shall automatically convert to shares in connection with the IPO, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the January 2015 Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the January 2015 Note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company recognized interest expense of $4,000 for the three months ended March 31, 2018. The Company did not make principal reduction payments under the January 2015 Note during the three months ended March 31, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 39,653 shares of common stock in connection with the Company’s IPO.

On April 4, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $450,000 (the “April 2015 Note”). The proceeds from April 2015 Note were used to repay the $450,000 loan outstanding with a bank. The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. Interest accrues at a rate 5.0% per year during the first twelve months and increases to 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the April 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert into the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the April 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the April 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $11,000 for the three months ended March 31, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 155,373 shares of common stock in connection with the Company’s IPO.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

4.	Promissory Notes, continued

On September 18, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $200,000 (the “September 2015 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the September 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the September 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the September 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $5,000 for the three months ended March 31, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 68,544 shares of common stock in connection with the Company’s IPO.

In connection with the sale of product on December 22, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $353,000 (the “December 2015 Note”). The principal amount represented as advance on the product sale. The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrues at a rate 12.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally September 22, 2016, that was later extended. In December 2016, the December 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in an initial public offering or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the December 2015 Note was reclassified to convertible notes payable. As of December 31, 2017, the December 2015 Note had a zero principal balance as the Company had fulfilled its obligation to ship product to the lender. On July 25, 2018, the outstanding accrued interest on the December 2015 Note automatically converted into 11,295 shares of common stock in connection with the Company’s IPO.

During February 2016, we entered into five different Loan and Securities Agreements and separate Secured Promissory Notes with a total principal face value of $250,000 (the “Five February 2016 Notes”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowings. Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally February 1, 2017, that was later extended. In December 2016, two of the Five February 2016 Notes were terminated and extinguished and the lenders agreed that the $100,000 aggregate principal balance of the loans and the $9,000 aggregate accrued interest would be used to fund their participation in the Series D convertible notes. In May 2017, the three remaining holders of the Five February 2016 Notes agreed to amend their notes to include a provision that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the three remaining Five February 2016 Notes were reclassified to convertible notes payable. Effective February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $4,000 for the three months ended March 31, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 49,815 shares of common stock in connection with the Company’s IPO.

In connection with the Five February 2016 Notes, the Company issued warrants to purchase common shares of 111,112 (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants was recorded as a debt discount to be amortized over the respective terms of the various notes. The debt discounts are amortized to interest expense using the effective interest method. During the three months ended March 31, 2019 and 2018, the Company recognized $0 from the amortization of the debt discount.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable

As of July 25, 2018, the convertible notes payable and related accrued interest were converted in to 9,527,144 shares of common stock in connection with the Company’s initial public offering. No convertible notes payable were outstanding as of March 31, 2019 or December 31, 2018.

On February 12, 2016, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $300,000 (the “February 2016 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the February 2016 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the February 2016 Note was reclassified to convertible notes payable. As of February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $8,000 for the three months ended March 31, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 99,594 shares of common stock in connection with the Company’s IPO.

In connection with the February 2016 Note, the Company issued warrants to purchase 33,334 common shares (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants for the February 2016 Note was recorded as a debt discount and is being amortized to interest expense over the term of the note using the effective interest method. During the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $0 from the amortization of the debt discount.

On May 11, 2016, a significant shareholder provided a $300,000 unsecured advance to the Company (the “May 2016 Advance”) in contemplation of participating in the Preferred Unit Purchase Agreement dated April 12, 2016, which required the significant shareholder to invest a minimum of $500,000. In July 2016, the significant shareholder invested an additional $201,000 and requested the May 2016 Advance be cancelled and its principal be aggregated with the $201,000 to purchase a total of 111,307 preferred shares at $4.50 per share.

Series C Convertible Notes Payable

During February 2016 through October 2016, the Company received total proceeds of $2,880,000 from the issuance of original issue discount convertible notes (“Series C Convertible Notes”) to investors. The principal balance, plus all accrued and unpaid interest, was due February 28, 2018, as amended, or upon a change of control or an initial public offering by the Company. On February 28, 2018, in connection with the extension of the maturity date to August 28, 2018, the Company issued 327 shares of common stock to the holder of the convertible notes. The conversion price in effect upon an initial public offering is the lesser of $9.00 or the price per common share in the pre-money valuation immediately prior to the initial public offering multiplied by 80%. The conversion price at any other conversion event is $9.00. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $209,000. The Company recognized interest expense of $0 for the three months ended March 31, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 7,353 shares of common stock in connection with the Company’s IPO.

In connection with the Series C Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 188,236 and 26,354, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF and issuance costs for the Series C Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three months ended March 31, 2019 and 2018, the Company recognized interest expense pf $0 from the amortization of the debt discounts. Between November and December 2016, all of the Series C Convertible Notes, except for $25,000, were extinguished and converted to Series D Convertible Notes.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable, continued

Series D Convertible Notes Payable

On various dates in 2016 and 2017, the Company received total proceeds of $4,717,000 from the issuance of original issue discount convertible notes (“Series D Convertible Notes”) to investors. In addition, the Company: (i) extinguished Series C Convertible Notes in the amount of $2,855,000 along with accrued interest of $172,000 and converted those to Series D Convertible Notes; (ii) extinguished other promissory notes in the amount of $236,000 along with accrued interest of $19,000 and converted those to Series D Convertible Notes; (iii) allowed Mr. Moyer to convert $69,000 of reimbursable expense reports into Series D Convertible Notes; and (iv) allowed Mr. Jonathan Gazdak, a member of the Company’s Board of Directors, to convert $12,000 of certain expenses into Series D Convertible Notes. At the date of issuance, the Series D Convertible Notes had a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company except for the January 2015 Note and the Hallo Note which had a pari passu security interest with the Series D Convertible Notes (see Note 5 – Series E Convertible Note Payable for subsequent release of security interest). The principal balance, plus all accrued and unpaid interest is due on September 30, 2018, as amended. The Series D Convertible Notes are eligible for conversion at any point prior to the maturity date or upon a change of control or an initial public offering by the Company. The conversion price in effect upon on initial public offering is the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 75%. The conversion price at any other conversion event is $4.50. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $386,000. In connection with the February 28, 2018 extension of the maturity date, the Company confirmed to the holders of the Series D Convertible Notes that Series D Convertible Notes would accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Notes remained outstanding. The Company recognized interest expense of $1,007,000 for the three months ended March 31, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 3,783,334 shares of common stock in connection with the Company’s IPO.

In connection with the Series D Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,017,692 and 380,449, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series D Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. In connection with the extension of the maturity date to June 30, 2018, the Company confirmed to the holders of the Series D Convertible Notes that the warrants issued in connection with the Series D Convertible Notes would double effective February 28, 2018. The number of warrants outstanding as of March 31, 2019 was therefore 2,035,434. During the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $0 and $428,000, respectively, from the amortization of the debt discounts.

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

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable, continued

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

On November 30, 2017, as a result of the Default Notice and an inability of the two parties to renegotiate the Series E Convertible Notes under acceptable terms, the Company requested and received a Series E Convertible Note payoff letter (“Series E Payoff Letter”) from the Series E Convertible Note holders. The Series E Payoff Letter stated that in addition to the repayment of the Series E Convertible Notes of $5,882,000, that the Series E Convertible Note holders were due, $1,098,000 of default interest and penalties, reimbursement of $179,000 of legal fees, and consulting, travel and lodging fees of $102,000. Despite the Company’s disagreement that it was in default and subject to default penalties, interest and legal fees, the Company paid the full monetary demand of $7,261,000 as requested by the Series E Convertible Note holders on November 30, 2017. As a result, the Company recognized interest expense including default interest and penalties of $1,980,000 and additional general and administrative expenses of $281,000 which was comprised of Series E Note holder’s legal fees and consulting expenses of $179,000 and $102,000, respectively, for the year ended December 31, 2017.

In addition, the note holder claimed that the Company was obligated to issue an additional 487,865 warrants in connection with the Default Notice. Pursuant to a settlement agreement that the Company entered into with note holder on July 25, 2018 a warrant to purchase an aggregate of 487,864 shares of common stock was issued (see Note 6 – Fair Value Measurements for fair value computation).

In connection with the Series E Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,307,190 and 114,380, respectively (see Note 6 – Fair Value Measurements for fair value computation). On November 30, 2017, in connection with a provision in the Series E Convertible Note warrants issued to investors (Series E Investor Warrants), the outstanding Series E Investor Warrants doubled, as the Company had not completed an initial public offering by November 30, 2017. Therefore, total warrants outstanding to investors under the Series E Convertible Notes are 3,102,245. The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series E Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $0 from the amortization of the debt discounts.

Series F Convertible Notes Payable

On various dates between November 2017 and March 2018, the Company received total proceeds of $10,345,000 from the issuance of senior secured convertible promissory notes (“Series F Convertible Notes”) to investors. The Series F Convertible Notes accrue interest at 15% per year and have a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. The principal balance of the Series F Convertible Notes, plus all accrued interest is due on June 30, 2018. The Series F Convertible Notes are eligible for conversion at any point prior to the maturity date at the option of the holder. The conversion price in effect upon on an initial public offering shall be the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 60%. The conversion price at any other conversion event shall be $4.50. Between April 1, 2018 and May 25, 2018, the Company issued $225,000 of additional Series F Convertible Notes. In connection with the additional Series F Convertible Notes the Company issued 25,000 and 5,000 warrants to purchase common stock, to its lenders and investment bankers, respectively. The warrants have a five-year life and are exercisable into common stock at $5.40 per share. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $135,000. The Company recognized interest expense of $364,000 for the three months ended March 31, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 3,849,210 shares of common stock in connection with the Company’s IPO.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018

(unaudited)

5.	Convertible Notes Payable, continued

In connection with the issuance of the Series F Convertible Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 1,174,447 and 233,111, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series F Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $0 and $693,000, respectively, from the amortization of the debt discounts.

Extension of Maturity Date

The Company’s Series D and Series F convertible promissory notes as well as its other convertible promissory notes, excluding its Series C Convertible Notes and its Series G Notes, had maturity dates of June 30, 2018 (the “June 30th Notes”). On June 30, 2018, the June 30th Notes with a principal balance of $26.4 million went into default. The Company obtained consents from the holders of such notes to initially extend the maturity date of the June 30th Notes to July 15, 2018 and then requested and received consents to extend the maturity date to July 25, 2018 at which time they converted to common stock in connection with the Company’s IPO.

Series G Notes Payable

Between April 20, 2018 and June 29, 2018, the Company issued $2,813,000 of 15% OID Senior Secured Promissory Notes due June 15, 2018 (“Series G Notes”) raising an aggregate principal amount of $2,200,000 and cancelling $50,000 of expense reimbursement payable by the Company to Mr. Brett Moyer, the Company’s President, Chief Executive Officer and a board member. Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP, each of which Mr. Brian Herr, a member of the Company’s board of directors, is co-portfolio manager, have each participated in the Series G Notes financing. The Series G Notes have a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. Additionally, in connection with the Series G Note financing, all of the Company’s Series F Convertible Note holders were required by the terms of the Series G Notes to subordinate their notes to the Series G Notes. As of June 15, 2018, the Company was in default on $1,725,000 of the Series G Notes. On June 28, 2018, the Company and the holders of the Series G Notes agreed to extend the maturity date of such notes from June 30, 2018 to July 15, 2018 in consideration for increasing the original issue discount of such notes from 15% to 20% and the issuance of warrants to purchase 208,350 shares of common stock.

As of July 15, 2018, the Company was in default on $2,813,000 of the Series G Notes. On July 20, 2018, the Company and the holders of the Series G Notes agreed to (i) extend the maturity date of such notes from July 15, 2018 to July 25, 2018 and (ii) agreed to make the Series G Notes automatically convertible in connection with an initial public offering at a conversion price of the lesser of $4.50 or 40% of the highest price of the common stock sold in an initial public offering. In consideration for the extension of the maturity date and the agreement to make the Series G Notes automatically convertible, the Company agreed to issue warrants to purchase an additional 625,000 shares of common stock to the Series G Note holders. As a result of the agreement, the Series G Notes were reclassified from promissory notes to convertible notes payable as of the date of the agreement.

The Company has recognized interest expense of $0 for the three months ended March 31, 2018. . On July 25, 2018, the outstanding convertible notes automatically converted into 1,406,250 shares of common stock in connection with the Company’s IPO.

In connection with the issuance of the Series G Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 833,350 and 58,334, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series G Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $0 from the amortization of the debt discounts.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018

(unaudited)

5.	Convertible Notes Payable, continued

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy, are as follows:

(in thousands)	March 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$103

(in thousands)	December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$210

  There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2019.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

6.	Fair Value Measurements, continued

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2019:

(in thousands)	For the three months ended
March 31, 2019
Beginning balance	$210
Additions	4
Change in fair value	(111)
Reclass to additional paid-in capital	-
Ending balance	$103

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Common Stock Price	$1.99	$3.42
Term (Years)	4.02	4.27
Volatility	59%	58%
Risk-free rate of interest	2.22%	2.58%
Dividend Yield	0.0%	0.0%

Derivative Liability

The following table includes a summary of changes in fair value of the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2018:

(in thousands)	For the three months ended
March 31, 2018
Beginning balance	$20,832
Additions	1,313
Change in fair value	814
Ending balance	$22,959

  Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

6.	Fair Value Measurements, continued

As of March 31, 2018, the Company measured the fair value of the derivative by estimating the fair value of the convertible notes payable at certain conversion points. To calculate the fair value of the convertible notes payable with the conversion feature, the Company calculated the present value of the convertible notes payable upon conversion at a qualifying initial public offering in the second quarter of 2018, and the present value of the convertible notes payable at non-qualifying initial public offering in the last quarter of 2018. The Company estimated a probability of 75% for the occurrence of a qualifying initial public offering in the second quarter of 2018 and a probability of 25% in the last quarter of 2018.

The Company’s derivative liabilities were measured at fair value using the Probability Weighted Expected Return valuation methodology.

7.	Preferred Stock and Stockholders’ Equity

Preferred Stock

On July 26, 2018, upon the closing of the IPO, all shares of preferred stock then outstanding were automatically converted into 2,762,594 shares of common stock.

Common Stock

On January 30, 2018, the Company’s Board of Directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan (the “Plan”). Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of restricted shares or options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first (1st) business day of each new fiscal year; provided that for fiscal year 2018, upon approval of the LTIP by the Company’s shareholders, up to 300,000 shares of common stock will initially be available for participants under the LTIP. Thereafter, the 15% evergreen provision shall govern the LTIP. For fiscal year 2019, up to 2,304,909 shares of common stock are available for participants under the LTIP.

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

The LTIP and January 2018 Restricted Stock Grant were approved by a majority of the Company’s stockholders on January 31, 2018. In connection with the January 2018 Restricted Stock Grant, the Company recorded stock-based compensation expense of $2,156,000 for the three months ended March 31, 2018.

On March 1, 2019, the Company released its second tranche of restricted shares under the January 2018 Restricted Stock Grant. The majority of the restricted stock that was released were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the three months ended March 31, 2019, 471,697 shares of restricted stock were released with an intrinsic value of approximately $1.0 million. Of the restricted stock released, 323,162 shares were forfeited and we withheld 24,687 shares to satisfy approximately $65,000 of employees’ minimum tax obligation on the released restricted stock. As of March 31, 2019, there were 492,808 shares of restricted stock remaining under the January 2018 Restricted Stock Grant, 464,632 of such shares were to be released on September 1, 2019, with an additional 28,176 shares to be released to a terminated employee in four equal tranches over the next 23 months.

 Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

7.	Preferred Stock and Stockholders’ Equity, continued

On February 28, 2018, in connection with the extension of the maturity date of the Series C Convertible Note to August 28, 2018, the Company issued 327 shares of its common stock to the note holder. The Company recorded nominal interest expense for the three months ended March 31, 2018.

On January 4, 2019, the Company awarded 400,000 deferred shares to Mr. Michael Howse, a member of the Company’s Board of Directors, in connection with a Deferred Shares Agreement under the LTIP. The shares vest immediately prior to a significant change in ownership, defined as a Fundamental Transaction in the agreement. In light of this performance vesting condition, the Company has not recorded any stock compensation expense for the issuance of these shares during the three months ended March 31, 2019.

 Warrants for Common Shares

The Company has issued warrants to purchase common shares to employees and consultants as compensation for services rendered, as well as, in conjunction with the purchase of common shares in equity and debt transactions. A summary of the warrant activity and related information that occurred for the three months ended March 31, 2019 and 2018 is provided in the following paragraphs.

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

In connection with an amendment to extend the various other convertible notes payable (excludes Series C Series D and Series F Convertible notes payable) to a maturity date of June 30, 2018, the Company issued warrants to purchase 44,408 common shares at an exercise price of $5.40 per share with a five-year term during the three months ended March 31, 2018. The grant date fair value of the warrants was $13,000 which was recorded as debt discount with the offset recorded to additional paid-in capital on the condensed consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.50, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.65% and expected life of 5 years.

In connection with the Series F Convertible Notes issued during the three months ended March 31, 2018, the Company issued warrants to purchase 149,447 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $45,000 which was recorded as debt discount with the offset recorded to additional paid-in capital on the condensed consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.50, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.56% and expected life of 5 years.

 Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

7.	Preferred Stock and Stockholders’ Equity, continued

In connection with the Series F Convertible Notes issued during the three months ended March 31, 2018, the Company issued warrants to investment bankers to purchase 29,889 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $9,000 which was recorded as debt discount with the offset recorded to additional paid-in capital on the condensed consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.50, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.56% and expected life of 5 years.

In connection with the Series D Convertible Notes, the Company recognized the fair value of the warrants as a liability, as the warrant agreements included a price protection provision adjusting the exercise price of the warrant in the event the Company issued shares (i) at a price per share less than the exercise price then in effect or (ii) without consideration. Upon removal in February 2018 of the price protection provision, the Company reclassified the fair value of the warrant at that date to additional paid-in capital.

In April 2018, the Company granted warrants to purchase up to 275,000 shares of common stock to Mr. Michael Howse, a member of the Company’s Board of Directors in connection with a consulting agreement. The warrants have an exercise price of $5.40 per share and warrants to purchase up to 110,000 shares of common stock vest over nine months. The remaining warrants vest upon certain performance milestones. As of March 31, 2019, warrants to purchase 110,000 shares of common stock were vested. All of the warrants immediately vest upon a change of control, and the exercise price is subject to certain price protection provisions. The fair value of the warrants that vested in the three months ended March 31, 2019 was $4,000 which was recorded as consulting expense with the offset recorded to warrant liability. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.99, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.22% and expected life of 4.02 years.

Information regarding warrants for common stock outstanding and exercisable as of March 31, 2019 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	March 31, 2019	Life (years)	March 31, 2019

$2.00	275,000	4.01	110,000
$3.00 - $4.00	5,522,720	3.97	5,522,720
$4.50 - $4.95	298,882	2.49	298,882
$5.40 - $6.25	2,543,577	3.33	2,543,577
$10.35	1,634	2.04	1,634
$3.85	8,641,813	3.73	8,476,813

Warrants exercisable as of March 31, 2019, excludes warrants to purchase 165,000 common shares issued to Mr. Howse which has not yet vested.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

8.	Income Taxes

The Company recorded a provision for income taxes of $6,000 for the three months ended March 31, 2019 and $2,000 for the three months ended March 31, 2018. The provision for income taxes recorded for the three months both 2018 and 2017 was primarily due to state income tax expense.

The Company’s effective tax rate was (0.23)% for the three months ended March 31, 2019 and (0.02)% for the three months ended March 31, 2018. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2019 and 2018 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

 As of March 31, 2019, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three months ended March 31, 2019 and 2018, was calculated on a jurisdiction basis.

9.	Commitments and Contingencies

Operating Leases

The Company rents its Beaverton. Oregon office under an operating lease, which was set to expire in October 2018. In July 2018, the Company extended its lease through October 31, 2020. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expense. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended March 31, 2019 and 2018 was $90,000 and $88,000, respectively.

Future annual minimum lease payments under the non-cancelable operating lease as of March 31, 2019 are $267,000 and $304,000, respectively, for the years ending December 31, 2019 and 2020.

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

For the three months ended March 31, 2019 and 2018
(unaudited)

10.	Related Parties

Brett Moyer

Mr. Moyer has served as the Company’s President, Chief Executive Officer and a board member since the Company’s founding in August 2010. Effective February 28, 2018, Mr. Moyer agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Moyer received a warrant to purchase 9,058 shares of common stock at an exercise price of $5.40 and which accrued an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In April 2018, the Company issued Mr. Moyer a $63,000 Series G Note, initially due June 15, 2018, in consideration for $50,000 of expenses incurred by Mr. Moyer. In June 2018, in consideration for extending the maturity date of the Series G Note to July 15, 2018, Mr. Moyer was granted a warrant to purchase 4,630 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, Mr. Moyer was granted a warrant to purchase 13,889 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $537,000 of principal under convertible promissory notes, and all accrued interest, was automatically converted into a total of 157,881 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.60. As of March 31, 2019 and December 31, 2018, Mr. Moyer was owed $0 of principal under convertible promissory notes and owned 1.5% of the outstanding shares of the Company’s common stock.

Michael Fazio

Mr. Fazio is the chairman of MARCorp Financial LLC, a private equity firm located in Illinois. Mr. Fazio has been a member of the Company’s board of directors since May 2017. On May 17, 2017, the Company entered into a securities purchase agreement with MARCorp Signal, LLC, pursuant to which the Company borrowed a total of $5,000,000 from MARCorp Signal, LLC in consideration for the Series E Convertible Note. MARCorp Signal, LLC is a wholly-owned subsidiary of MARCorp Financial LLC. In connection with such borrowings, MARCorp Signal, LLC was issued a warrant to purchase 2,614,381 of the Company’s common units, which warrant was exercisable at $4.50 per unit and had a five-year life. On November 30, 2017, MARCorp Signal, LLC’s Series E Convertible Note was repaid by the Company in full. Pursuant to a settlement agreement that the Company entered into with MARCorp Signal, LLC on July 25, 2018, a warrant to purchase an aggregate of 487,864 shares of common stock was issued to MARCorp Signal, LLC, and following the Company’s IPO, the exercise price of the warrants issued in connection with the Series E Convertible Note became $3.00. As of March 31, 2019 and December 31, 2018, Mr. Fazio was owed $0 of principal under convertible promissory notes and owned less than 0.1% of the outstanding shares of the Company’s common stock.

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak has been a member of the Company’s board of directors since September 2015. Alexander Capital, L.P. has acted as the lead investment bank in a number of the Company’s private financings. Effective February 28, 2018, Mr. Gazdak agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Gazdak received a warrant to purchase 1,569 shares of common stock at an exercise price of $5.40 and which will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. On July 25, 2018, in connection with the Company’s IPO, $21,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 5,647 shares of common stock. As of March 31, 2019 and December 31, 2018, Mr. Gazdak was owed $0 of principal under convertible promissory notes and owned 0.3% of the outstanding shares of the Company.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

10.	Related Parties, continued

The Company signed an engagement letter with Alexander Capital, L.P. in August of 2014, under which Alexander Capital, L.P. earns a fee on total investments by their clients. Alexander Capital, L.P. earned fees of $0 and $121,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, Alexander Capital, L.P. has been issued warrants to purchase a total of 588,391 shares of common stock, exercisable at prices between $3.30 and $5.40 per share and for five years from the date of issuance. Pursuant to the underwriting agreement entered into between the Company and Alexander Capital, L.P. in connection with the IPO (the “Underwriting Agreement”), Alexander Capital, L.P. was paid a cash fee of $900,000, as well as a non-accountable expense allowance of $120,000 and reimbursements of $100,000. Pursuant to the Underwriting Agreement, we issued Alexander Capital, L.P. warrants to purchase 72,000 shares of common stock. Such warrants are exercisable at a per share price of $6.25 and are exercisable at any time during the five-year period commencing 180 days from the effective date of the IPO, which period shall not exceed five years from such effective date.

Brian Herr

Mr. Herr has been a member of the Company’s board of directors since February 2018. Mr. Herr is Chief Investment Officer and Co-Head of Structured Credit and Asset Finance for the Medalist Partners platform (f/k/a Candlewood Structured Strategy Funds) and serves as a co-portfolio manager for the Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP (collectively, the “Medalist Funds”). Mr. Herr was granted a seat on the Company’s board of directors pursuant to a securities purchase agreement, dated as of November 30, 2017, between the Company and the Medalist Funds, pursuant to which the Company also issued to the Medalist Funds an aggregate of $2,000,000 Series F Convertible Notes, due June 30, 2018, which was later amended to extend the maturity date to July 25, 2018, and warrants to purchase an aggregate of 222,222 shares of our common stock. In addition, between April 20, 2018 and June 29, 2018, the Company issued an aggregate of $2,438,000 of Series G Notes due July 15, 2018, as amended to the Medalist Funds and warrants to purchase an aggregate of 180,570 shares of our common stock. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, the Medalist Funds were granted a warrant to purchase 541,666 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $3,950,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 1,950,348 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.00. As of March 31, 2019 and December 31, 2018, the Medalist Funds were owed $0 of principal under convertible promissory notes and owned 12.7% of the outstanding shares of the Company.

 Michael Howse

We are party to an agreement with Michael Howse, dated April 6, 2018, as amended effective as of December 27, 2018 (the “Howse Agreement”), pursuant to which Mr. Howse was appointed interim role as chief strategy officer on an “at-will” basis in consideration for a monthly cash salary as well as (i) a warrant to purchase 110,000 shares of our common stock, exercisable at a per share price of $2.00 and which vested monthly over a nine-month period and which fully vested on January 6, 2019 and (ii) a warrant to purchase 165,000 shares of our common stock, exercisable at a per share price of $2.00, which shall vest, so long as Mr. Howse continues to serve as interim chief strategy officer and/or as a member of our board of directors, (x) as to 110,000 shares of common stock upon the achievement of a significant milestone and (y) as to 65,000 shares of common stock upon the achievement of an additional significant milestone. The foregoing exercise prices are subject to adjustment as provided in each warrant. Pursuant to the Howse Agreement, such warrants shall fully vest on the earlier of (1) immediately prior to a Fundamental Transaction, as defined in such agreement, and (2) Mr. Howse’s removal from our board of directors for any reason other than his resignation, his intentional illegal conduct or gross misconduct, or his conviction for any felony, theft, embezzlement or violent crime. In addition, pursuant to the Howse Agreement, we also agreed to appoint Mr. Howse to our board of directors, where he may only be removed for cause, or his termination or resignation.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

10.	Related Parties, continued

Under the Howse Agreement, if the Company raises capital in one or more financings from certain pre-approved strategic investors, or is acquired by a third-party during the period that Mr. Howse serves as interim chief strategy officer (or within six months thereafter), he will receive a percentage cash bonus concurrently with the closing of such transaction based on the amount raised or consideration paid for the Company, as applicable, (A) which bonus doubles in the event that the Company does not incur an amount equal to 2% or more of the consideration (as defined in the Howse Agreement) in fees to any investment bank in connection with such transaction, if such transaction is a Fundamental Transaction, and (B) 50% of which bonus may be paid as a convertible note or preferred equity with the same terms as the other participants in such transaction, if such transaction is a financing. Pursuant to the Howse Agreement, we may terminate Mr. Howse at any time, with or without cause, upon 90 days’ prior written notice. Such agreement provides for Company-sponsored benefits in accordance with our policies. Pursuant to the Howse Agreement, effective November 1, 2018, Mr. Howse was placed on our payroll and is now considered a part-time Company employee.

In connection with the Howse Agreement, the Company is also party to the Deferred Shares Agreement, entered into as January 4, 2019 (the “Deferred Shares Agreement”), pursuant to which the Company granted Mr. Howse up to 400,000 deferred shares under the LTIP (the “Deferred Shares”). Pursuant to such agreement, if a Fundamental Transaction has not occurred within 180 days of the earlier of the date on which Mr. Howse no longer serves (i) as our interim chief strategy officer or (ii) on our board of directors, all of the Deferred Shares shall be forfeited and Mr. Howse will have no further rights to such shares. Pursuant to such agreement, the Deferred Shares shall vest immediately prior to a Fundamental Transaction, and the number of Deferred Shares that shall vest is based on the consideration paid for the Company in such transaction, which number of Deferred Shares that shall vest to double in the event that the Company does not incur general expenses (as defined). As of March 31, 2019, Mr. Howse has vested warrants to purchase 110,000 shares of common stock and owns 0% of the outstanding shares of the Company.

Helge Kristensen

Mr. Kristensen has served as a member of the Company’s board of directors since 2010. Mr. Kristensen serves as vice president of Hansong Technology, an original device manufacturer of audio products based in China, president of Platin Gate Technology (Nanjing) Co. Ltd, a company with focus on service-branding in lifestyle products as well as pro line products based in China and co-founder and director of Inizio Capital, an investment company based in the Cayman Islands. Effective February 28, 2018, Inizio Capital and Hansong Technology agreed to extend the maturity dates of the Five February 2016 Note and the December 2015 Note, respectively to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extensions, Inizio Capital and Hansong Technology received warrants to purchase 1,341 and 942 shares of common stock, respectively, at an exercise price of $5.40. On July 25, 2018, in connection with the Company’s IPO, $50,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 27,923 shares of common stock. As of March 31, 2019 and December 31, 2018, affiliates of Mr. Kristensen were owed $0 of principal under convertible promissory notes and owned 1.0% of the outstanding shares of the Company.

Significant Shareholders

In January 2017, Carl E. Berg invested the aggregate sum of $300,000 in the Company’s Series D Convertible Note financing described in Note 5 of the Notes to the Consolidated Financial Statements and was granted a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40. Effective February 28, 2018, Mr. Berg agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Berg received a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40 and will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In addition, Mr. Berg agreed to extend the maturity date of his various other convertibles notes to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extensions, Mr. Berg received warrants to purchase a total of 25,965 shares of common stock at an exercise price of $5.40. On July 25, 2018, in connection with the Company’s IPO, $1,479,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 464,687 shares of common stock. As of March 31, 2019 and December 31, 2018, Mr. Berg was owed $0 of principal under convertible promissory notes and owned 10.4% of the outstanding shares of the Company.

  Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

10.	Related Parties, continued

In November 2017, Lisa Walsh invested $6,500,000 in the Company’s Series F Convertible Note financing and was issued warrants to purchase 722,222 shares of common stock at an exercise price of $5.40 per share. Effective February 28, 2018, Ms. Walsh agreed to extend the maturity date of her Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Ms. Walsh received a warrant to purchase 112,419 shares of common stock at an exercise price of $5.40 and which will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In May 2018, the Company issued Ms. Walsh a $288,000 Series G Note, initially due June 15, 2018. In June 2018, in consideration for extending the maturity date of the Series G Note to July 15, 2018, Ms. Walsh was granted a warrant to purchase 23,150 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, Ms. Walsh was granted a warrant to purchase 69,444 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $8,330,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 2,938,650 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.00. As of March 31, 2019 and December 31, 2018, Ms. Walsh was owed $0 of principal under convertible promissory notes and owned 26.4% of the outstanding shares of the Company.

11.	Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three months ended March 31, 2019 and 2018 was as follows:

(in thousands)	For the three months ended
	March 31,
	2019	2018
United States	$3	$2
Europe	149	78
Asia Pacific	313	202
Total	$465	$282

Substantially all of our long-lived assets are located in the United States.

  Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018
(unaudited)

12.	Subsequent Events

Series A Preferred Stock

On April 18, 2019, we entered into a Securities Purchase Agreement, dated as of April 18, 2019, with Ms. Walsh (the “Preferred SPA”), pursuant to which we issued 250,000 shares of our Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which shares have a stated value of $4.00, grant holders the same voting rights as holders of our shares of common stock, and are convertible into shares of our common stock at price of $4.00 per share, subject to a floor price of $1.50 and to adjustment under our Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock, in consideration for $1,000,000 (the “Initial Tranche”). The Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5 million. In connection with the Initial Tranche, the Company also issued to the significant shareholder a warrant to purchase 255,102 shares of our common stock.

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

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

Revenue for the three months ended March 31, 2019 was $465,000, an increase of 183,000 or 65%, compared to the same period of 2018. The increase in revenue was attributable to higher module sales.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the three months ended March 31, 2019 was $407,000, an increase of $9,000 compared to the same period of 2018. Cost of revenue increased $93,000 as a direct result of the increased revenue between comparable time periods, partially offset by decreased salary and benefit expenses of $41,000 as two employees transferred to our research and development department and reduced stock compensation charges of approximately $24,000.

Research and development

Research and development expenses for the three months ended March 31, 2019 were $1,361,000, a decrease of $244,000 compared to the same period of 2018. The decrease in research and development expenses is primarily related to decreased stock compensation charges of approximately $662,000, partially offset by increased salary and benefit expenses of $101,000, as we increased our average headcount by six employees, increased consulting expenses of $229,000 and additional recruiting fees of $28,000.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2019 were $749,000, a decrease of $163,000 compared to the same period of 2018. The decrease in sales and marketing expenses is primarily related to decreased stock compensation charges of approximately $555,000 partially offset by increased salary and benefit expense of $168,000, as we increased our average headcount by three employees, increased consulting expenses of $112,000, increased travel expenses of $34,000 and $20,000 in additional tradeshow expense.

General and Administrative

General and administrative expenses for the three months ended March 31, 2019 were $615,000, a decrease of $616,000 compared to the same period of 2018. The decrease in general and administrative expenses is primarily related to decreased stock compensation charges of approximately $902,000, partially offset by increased salary and benefit expenses of $60,000, as the temporarily salary reduction imposed during the first quarter of 2018 was removed in June of 2018, increased legal fees and investor relations fees of $101,000 and of $88,000, respectively, as a result of being a public company and increased consulting fees of $16,000.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $0, compared to $8,738,000 for the same period of 2018. Interest expense for the three months ended March 31, 2018 was due to the amortization of debt discount charges and interest expense associated with the $11,945,000 of convertible debt outstanding as of March 31, 2018. No interest expense was booked in the three months ended March 31, 2019 as the Company had no outstanding debt.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended March 31, 2019 was a gain of $111,000, an increase of $2,000 compared to the same period of 2018. The gain is primarily due to the decrease in the stock price which led to a decrease in the fair value of the warrants.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability for the three months ended March 31, 2019 was $0, compared to a loss of $814,000 in the same period of 2018. The $814,000 loss recorded in March 31, 2018 was related to the fair value of the embedded conversion feature included in nearly all the Company’s $11,945,000 of outstanding convertible notes at March 31, 2018. No derivative liability was booked in the three months ended March 31, 2019 as the Company had no outstanding debt.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2019 were $322,000 compared to $3,218,000 as of December 31, 2018. The decrease in cash and cash equivalents during the three months ended March 31, 2019 was directly related to the use of cash to fund operations and working capital requirements.

We incurred a net loss of $2,565,000 for the three months ended March 31, 2019 and used net cash in operating activities of $2,820,000. For the three months ended March 31, 2018 we incurred a net loss of $13,308,000 and used net cash in operating activities of $1,378,000. Excluding non-cash adjustments, the primary reasons for the increased use of net cash from operating activities during the three months ended March 31, 2019 is related to the increase in inventories of $381,000 and the decrease in accrued liabilities of $128,000, offset partially by the increase in accounts payable of $332,000 compared to the increase in accounts payable, accrued liabilities and accrued interest by $275,000, $278,000, and $1,415,000, respectively, offset partially by the increase in prepaid expenses of $239,000.

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

During the three months ended March 31, 2019, the Company did not borrow any funds. During the three months ended March 31, 2018, the Company borrowed $1,345,000 from secured lenders receiving net proceeds of $1,224,000 after issuance costs.

On April 19, 2019, the Company filed a registration statement on Form S-1 (File No. 333-230952) indicating its intent to offer shares of its common stock pursuant to an underwritten public offering to raise additional capital on a best efforts basis. There is no assurance that we will be able to raise the maximum aggregate amount of additional capital that we state we intend to raise in such registration statement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of our business. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, or any of our subsidiaries in which an adverse decision could have a material adverse effect upon our business, operating results, or financial condition.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Wireless Technologies, Inc.

Date: May 14, 2019	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Gary Williams
Gary Williams
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.