Form 10-Q
period 2019-06-30
Summit Wireless Technologies, Inc.
filed 2019-08-14
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	WISA	The Nasdaq Capital Market

The number of shares of the registrant’s common stock outstanding as of August 14, 2019 is 19,812,431.

SUMMIT WIRELESS TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2019

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Summit Wireless Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$3,322	$3,218
Accounts receivable	18	112
Inventories	2,082	1,383
Prepaid expenses and other current assets	490	428
Total current assets	5,912	5,141

Property and equipment, net	107	110
Intangible assets, net	44	61
Other assets	94	94
Total assets	$6,157	$5,406
Liabilities, Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,018	$532
Accrued liabilities	760	846
Total current liabilities	1,778	1,378
		-
Derivative liability	387	-
Warrant liability	39	210
Total liabilities	2,204	1,588

Commitments and contingencies (Note 9)

Series A 8% Senior Convertible Preferred stock, par value $0.0001; 1,250,000 shares authorized; 250,000 and zero shares issued and outstanding as of June 30, 2019 and December 31, 2018 (liquidation preference of $1,016,000 and $0 as of June 30, 2019 and December 31, 2018)	477	-

Stockholders' Equity:

Common stock, par value $0.0001; 200,000,000 shares authorized; 19,727,431 and 15,366,327 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	184,561	179,501
Accumulated other comprehensive loss	(58)	(45)
Accumulated deficit	(181,029)	(175,640)
Total stockholders' equity	3,476	3,818
Total liabilities, preferred stock and stockholders' equity	$6,157	$5,406

(1)	The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2019 and 2018

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue, net	$352	$380	$817	$662
Cost of revenue	330	433	737	831
Gross profit	22	(53)	80	(169)

Operating Expenses:
Research and development	1,405	993	2,766	2,598
Sales and marketing	676	469	1,425	1,381
General and administrative	657	418	1,272	1,649
Total operating expenses	2,738	1,880	5,463	5,628

Loss from operations	(2,716)	(1,933)	(5,383)	(5,797)

Interest expense	-	(10,593)	-	(19,331)
Change in fair value of warrant liability	64	(4,358)	175	(4,249)
Change in fair value of derivative liability	(171)	(2,572)	(171)	(3,386)
Other income (expense), net	-	(1)	(3)	-
Loss before provision for income taxes	(2,823)	(19,457)	(5,382)	(32,763)
Provision for income taxes	1	-	7	2
Net loss	(2,824)	(19,457)	(5,389)	(32,765)
Preferred stock dividend	(16)	-	(16)	-
Net loss attributable to common stockholders	$(2,840)	$(19,457)	$(5,405)	$(32,765)
Net loss per common share - basic and diluted	$(0.16)	$(59.84)	$(0.33)	$(100.80)
Weighted average number of common shares used in computing net loss per common share	17,226,739	325,148	16,317,174	325,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2019 and 2018

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(2,824)	$(19,457)	$(5,389)	$(32,765)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2)	-	(13)	(1)
Comprehensive loss	$(2,826)	$(19,457)	$(5,402)	$(32,766)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2019 and 2018

(in thousands, except share and per share data)

(unaudited)

						Accumulated
						Other		Total
	Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity
Balance as of December 31, 2018	-	$-	15,366,327	$2	$179,501	$(45)	$(175,640)	$3,818
Release of vested restricted common stock	-	-	123,848	-	(65)	-	-	(65)
Issuance of warrants for common stock	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	(11)	-	(11)
Net loss	-	-	-	-	-	-	(2,565)	(2,565)
Balance as of March 31, 2019	-	-	15,490,175	2	179,436	(56)	(178,205)	1,177
Proceeds from issuance of preferred stock and common stock warrant, net of issuance costs	250,000	720	-	-	200	-	-	200
Fair value of derivative liability in connection with issuance of preferred stock	-	(216)	-	-	-	-	-	-
Issuance of warrant for common stock in connection with preferred stock offering	-	(43)	-	-	43	-	-	43
Accretion of preferred stock dividend	-	16	-	-	(16)	-	-	(16)
Proceeds from issuance of common stock, net of issuance costs	-	-	4,075,726	-	4,664	-	-	4,664
Issuance of common stock for vendor services	-	-	161,530	-	234	-	-	234
Currency translation adjustment	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	(2,824)	(2,824)
Balance as of June 30, 2019	250,000	$477	19,727,431	$2	$184,561	$(58)	$(181,029)	$3,476

						Accumulated
						Other		Total
	Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Deficit

Balance as of December 31, 2017	2,762,594	$64,735	324,821	$-	$13,832	$(42)	$(108,283)	$(94,493)
Issuance of common shares to note holder upon extension of maturity date	-	-	327	-	-	-	-	-
Beneficial conversion feature upon issuance of convertible notes	-	-	-	-	255	-	-	255
Issuance of warrants for common shares	-	-	-	-	277	-	-	277
Reclassification of warrants	-	-	-	-	192	-	-	192
Stock compensation expense	-	-	-	-	2,156	-	-	2,156
Currency translation adjustment	-	-	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	-	-	(13,308)	(13,308)
Balance as of March 31, 2018	2,762,594	64,735	325,148	-	16,712	(43)	(121,591)	(104,922)
Beneficial conversion feature upon issuance of convertible notes	-	-	-	-	410			410
Issuance of warrants for common shares	-	-	-	-	518	-	-	518
Currency translation adjustment	-	-	-	-		-	-	-
Net loss	-	-	-	-		-	(19,457)	(19,457)
Balance as of June 30, 2018	2,762,594	$64,735	325,148	$-	$17,640	$(43)	$(141,048)	$(123,451)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(in thousands, except share and per share data)

 (unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,389)	$(32,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	19
Stock-based compensation	-	2,156
Amortization of intangible asset	17	17
Amortization of debt discounts	-	14,191
Change in fair value of warrant liability	(175)	4,249
Change in fair value of derivative liability	171	3,386
Expense for issuance of consultant warrants and common stock	238	65
Changes in operating assets and liabilities:
Accounts receivable	94	48
Inventories	(699)	(123)
Prepaid expenses and other assets	(62)	(407)
Accounts payable	486	743
Accrued liabilities	(86)	60
Accrued interest	-	5,137
Net cash used in operating activities	(5,377)	(3,224)

Cash flows from investing activities:
Purchases of property and equipment	(25)	(36)
Net cash used in investing activities	(25)	(36)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,664	-
Proceeds from the issuance of preferred stock and common stock warrant, net of issuance costs	920	-
Proceeds from issuance of promissory notes, net of issuance costs	-	2,002
Proceeds from issuance of convertible notes payable, net of issuance costs	-	1,435
Taxes paid related to net share settlements of equity awards	(65)	-

Net cash provided by financing activities	5,519	3,437
Effect of exchange rate changes on cash and cash equivalents	(13)	(1)
Net decrease in cash and cash equivalents	104	176

Cash and cash equivalents as of beginning of year	3,218	249

Cash and cash equivalents as of end of year	$3,322	$425

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$7	$2
		$-

Noncash Investing and Financing Activities:
Issuance of warrants in connection with convertible notes payable	$-	$795
Issuance of common stock warrants in connection with preferred stock offering	$243	$-
Issuance of warrants in connection in public offering	$70	$-
Beneficial conversion feature of convertible notes payable	$-	$665
Fair value of derivative liability in connection with issuance of preferred stock	$216	$-
Accretion of preferred stock dividend	$16	$-
Issuance of convertible notes in lieu of employee expense payments	$-	$50
Conversion of accrued interest to accounts payable	$-	$2
Conversion of interest to convertible notes payable as principal	$-	$9
Fair value of derivative liability in connection with issuance of notes payable	$-	$1,558
Reclassification of warrant from liability to equity	$-	$192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
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

On May 24, 2019, the Company closed a public offering of the Company’s common stock (“Public Offering”). The Company’s registration statement on Form S-1 (File No. 333-230952) relating to the Public Offering was declared effective by the SEC on May 21, 2019. In connection with the Public Offering, the Company issued an aggregate of 4,075,726 shares of common stock at a public offering price of $1.33 per share for gross proceeds of approximately $5,420,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $4,664,000.

Liquidity and management plans

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of June 30, 2019, the Company had cash and cash equivalents of $3.3 million, an accumulated deficit of approximately $181.0 million and has not generated positive cash flows from operations. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

1.	Business and Viability of Operations, continued

to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has not generated significant revenues and has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its IPO and proceeds from convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

2.	Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or shareholders’ equity.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires partial payment in advance of shipping. As of June 30, 2019, the Company had two customers accounting for 84% and 15% of accounts receivable. As of December 31, 2018, the Company had two customers accounting for 47% and 42% of accounts receivable. The Company had three customers accounting for 38%, 38% and 15% of its net revenue for the three months ended June 30, 2019. The Company had three customers accounting for 53%, 34% and 6% of its net revenue for the six months ended June 30, 2019. The Company had three customers accounting for 60%, 25% and 11% of its net revenue for the three months ended June 30, 2018. The Company had two customers accounting for 63% and 25% of its net revenue for the six months ended June 30, 2018.

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

The Company relies on sole-source suppliers to manufacture some of the components used in its product. The Company’s manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, any of which could delay or impede their ability to meet demand. The Company is heavily dependent on a single contractor in China for assembly and testing of its products, a single contractor in Japan for the production of its transmit semiconductor chip and a single contractor in China for the production of its receive semiconductor chip.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

2.	Summary of Significant Accounting Policies, continued

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. Sales of products with alternative uses account for the majority of our revenue and are recognized at a point in time. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer and deposited with the relevant government authority, are excluded from revenue. Our revenue arrangements do not contain significant financing components.

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

If a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred income/advances received from customers which are included in other current liabilities when the payment is made or it is due, whichever is earlier.

Comprehensive Loss

Comprehensive loss includes all changes within stockholders’ equity that are not the result of transactions with stockholders. Accumulated other comprehensive loss includes the foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

2.	Summary of Significant Accounting Policies, continued

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and six months ended June 30, 2019 and 2018.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and six months ended June 30, 2019 and 2018 were not material.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, preferred stock, warrants for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities.

For the three and six months ended June 30, 2019, warrants to purchase 9,060,003 shares of common stock, 250,000 shares of preferred stock and 492,808 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  For the three and six months ended June 30, 2018, warrants to purchase 7,366,944 shares of common stock, 2,762,594 shares of preferred stock, and 1,437,596 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  In addition, shares issuable upon the conversion of convertible notes payable have been excluded from the calculation of net loss per common share for all periods presented because the inclusion would be antidilutive.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

2.	Summary of Significant Accounting Policies, continued

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

3.	Balance Sheet Components

Inventories (in thousands):

	June 30,	December 31,
	2019	2018

Work in progress	$304	$191
Finished goods	1,778	1,192

Total inventories	$2,082	$1,383

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

3.	Balance Sheet Components, continued

Property and equipment, net (in thousands):

	June 30,	December 31,
	2019	2018

Machinery and equipment	$771	$746
Tooling	7	7
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	11	11
	893	868
Less: Accumulated depreciation and amortization	(786)	(758)

Property and equipment, net	$107	$110

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $14,000 and $9,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 was $28,000 and $19,000, respectively.

Accrued liabilities (in thousands):

	June 30,	December 31,
	2019	2018

Accrued vacation	$261	$238
Accrued compensation	-	17
Accrued bonus	-	158
Customer advances	131	186
Accrued other	368	247

Total accrued liabilities	$760	$846

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

4.	Promissory Notes

In connection with the acquisition of the Focus Enhancements, Inc. assets in July 2010, the Company assumed an asset purchase agreement with Hallo Development Co, LLC (“Hallo”). In October 2010, the Hallo agreement was amended to require the Company to pay royalties to Hallo at specified rates based on annual net sales derived from the Company’s purchased technology over a period of three years with a minimum royalty of $900,000. Initial shipments commenced in 2011 and after three years, cumulative royalties due Hallo were $900,000. In April 2014, the Hallo agreement was amended, converting the outstanding balance of $358,000, to an unsecured promissory note (“Hallo Note”), bearing interest at 18.0% per year with an initial maturity date of December 31, 2015, that was later extended. In December 2016, following a principal reduction payment of $38,000, the Hallo Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000, the Company would make a principal reduction payment of $13,000, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, shall automatically convert to shares in connection with an initial public offering, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the Hallo Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the Hallo note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company recognized interest expense of $10,000 and $20,000 for the three and six months ended June 30, 2018, respectively. The Company did not make any principal reduction payments under the Hallo Note during the three and six months ended June 30, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 56,723 shares of common stock in connection with the Company’s IPO.

On January 5, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $500,000 (the “January 2015 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. The initial interest rate was 15.0% per year with an initial maturity date of July 5, 2015, that was later extended. In February 2016, following a principal reduction payment of $225,000, the maturity date was extended to September 1, 2017, and the interest rate was adjusted to 10.0% per year. In December 2016, following a principal reduction payment of $23,000, the January 2015 Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000 prior to an IPO, the Company would make a principal reduction payment of $13,000, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, shall automatically convert to shares in connection with the IPO, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the January 2015 Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the January 2015 Note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company recognized interest expense of $4,000 and $9,000 for the three and six months ended June 30, 2018. The Company did not make principal reduction payments under the January 2015 Note during the three and six months ended June 30, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 39,653 shares of common stock in connection with the Company’s IPO.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

4.	Promissory Notes, continued

On April 4, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $450,000 (the “April 2015 Note”). The proceeds from April 2015 Note were used to repay the $450,000 loan outstanding with a bank. The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. Interest accrues at a rate 5.0% per year during the first twelve months and increases to 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the April 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert into the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the April 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the April 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $11,000 and $22,000 for the three and six months ended June 30, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 155,373 shares of common stock in connection with the Company’s IPO.

On September 18, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $200,000 (the “September 2015 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing. Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the September 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the September 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the September 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $5,000 and $9,900 for the three and six months ended June 30, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 68,544 shares of common stock in connection with the Company’s IPO.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

4.	Promissory Notes, continued

During February 2016, we entered into five different Loan and Securities Agreements and separate Secured Promissory Notes with a total principal face value of $250,000 (the “Five February 2016 Notes”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowings. Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally February 1, 2017, that was later extended. In December 2016, two of the Five February 2016 Notes were terminated and extinguished and the lenders agreed that the $100,000 aggregate principal balance of the loans and the $9,000 aggregate accrued interest would be used to fund their participation in the Series D convertible notes. In May 2017, the three remaining holders of the Five February 2016 Notes agreed to amend their notes to include a provision that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the three remaining Five February 2016 Notes were reclassified to convertible notes payable. Effective February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $4,000 and $7,500 for the three and six months ended June 30, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 49,815 shares of common stock in connection with the Company’s IPO.

In connection with the Five February 2016 Notes, the Company issued warrants to purchase common shares of 111,112 (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants was recorded as a debt discount to be amortized over the respective terms of the various notes. The debt discounts are amortized to interest expense using the effective interest method. During the three and six months ended June 30, 2019 and 2018, the Company recognized $0 from the amortization of the debt discount.

5.	Convertible Notes Payable

As of July 25, 2018, the convertible notes payable and related accrued interest were converted in to 9,527,144 shares of common stock in connection with the Company’s IPO. No convertible notes payable were outstanding as of December 31, 2018.

On February 12, 2016, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $300,000 (the “February 2016 Note”). The personal property, fixtures and intellectual property and products of the Company serve as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrues at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding are due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the February 2016 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest will automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price is the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the February 2016 Note was reclassified to convertible notes payable. As of February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $8,000 and $15,000 for the three and six months ended June 30, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 99,594 shares of common stock in connection with the Company’s IPO.

In connection with the February 2016 Note, the Company issued warrants to purchase 33,334 common shares (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants for the February 2016 Note was recorded as a debt discount and is being amortized to interest expense over the term of the note using the effective interest method. During the three and six months ended June 30, 2018, the Company recognized interest expense of $0 from the amortization of the debt discount.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable, continued

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

Series C Convertible Notes Payable

During February 2016 through October 2016, the Company received total proceeds of $2,880,000 from the issuance of original issue discount convertible notes (“Series C Convertible Notes”) to investors. The principal balance, plus all accrued and unpaid interest, was due February 28, 2018, as amended, or upon a change of control or an initial public offering by the Company. On February 28, 2018, in connection with the extension of the maturity date to August 28, 2018, the Company issued 327 shares of common stock to the holder of the convertible notes. The conversion price in effect upon an initial public offering is the lesser of $9.00 or the price per common share in the pre-money valuation immediately prior to the initial public offering multiplied by 80%. The conversion price at any other conversion event is $9.00. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $209,000. The Company recognized interest expense of $0 for the three and six months ended June 30, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 7,353 shares of common stock in connection with the Company’s IPO.

In connection with the Series C Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 188,236 and 26,354, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF and issuance costs for the Series C Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and six months ended June 30, 2018, the Company recognized interest expense of $0 from the amortization of the debt discounts. Between November and December 2016, all of the Series C Convertible Notes, except for $25,000, were extinguished and converted to Series D Convertible Notes.

Series D Convertible Notes Payable

On various dates in 2016 and 2017, the Company received total proceeds of $4,717,000 from the issuance of original issue discount convertible notes (“Series D Convertible Notes”) to investors. In addition, the Company: (i) extinguished Series C Convertible Notes in the amount of $2,855,000 along with accrued interest of $172,000 and converted those to Series D Convertible Notes; (ii) extinguished other promissory notes in the amount of $236,000 along with accrued interest of $19,000 and converted those to Series D Convertible Notes; (iii) allowed Mr. Moyer to convert $69,000 of reimbursable expense reports into Series D Convertible Notes; and (iv) allowed Mr. Jonathan Gazdak, a member of the Company’s Board of Directors, to convert $12,000 of certain expenses into Series D Convertible Notes. At the date of issuance, the Series D Convertible Notes had a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company except for the January 2015 Note and the Hallo Note which had a pari passu security interest with the Series D Convertible Notes (see Note 5 – Series E Convertible Note Payable for subsequent release of security interest). The principal balance, plus all accrued and unpaid interest is due on September 30, 2018, as amended. The Series D Convertible Notes are eligible for conversion at any point prior to the maturity date or upon a change of control or an initial public offering by the Company. The conversion price in effect upon on initial public offering is the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 75%. The conversion price at any other conversion event is $4.50. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $386,000. In connection with the February 28, 2018 extension of the maturity date, the Company confirmed to the holders of the Series D Convertible Notes that Series D Convertible Notes would accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Notes remained outstanding. The Company recognized interest expense of $2,837,000 and $3,845,000 for the three and six months ended June 30, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 3,783,334 shares of common stock in connection with the Company’s IPO.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable, continued

In connection with the Series D Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,017,692 and 380,449, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series D Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. In connection with the extension of the maturity date to June 30, 2018, the Company confirmed to the holders of the Series D Convertible Notes that the warrants issued in connection with the Series D Convertible Notes would double effective February 28, 2018. The number of warrants outstanding as of June 30, 2019 was therefore 2,035,434. During the three and six months ended June 30, 2018, the Company recognized interest expense of $1,402,000 and $2,875,000 from the amortization of the debt discounts.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable, continued

In connection with the Series E Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,307,190 and 114,380, respectively (see Note 6 – Fair Value Measurements for fair value computation). On November 30, 2017, in connection with a provision in the Series E Convertible Note warrants issued to investors (Series E Investor Warrants), the outstanding Series E Investor Warrants doubled, as the Company had not completed an initial public offering by November 30, 2017. Therefore, total warrants outstanding to investors under the Series E Convertible Notes are 3,102,245. The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series E Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and six months ended June 30, 2018, the Company recognized interest expense of $70,000 from the amortization of the debt discounts.

Series F Convertible Notes Payable

On various dates between November 2017 and March 2018, the Company received total proceeds of $10,345,000 from the issuance of senior secured convertible promissory notes (“Series F Convertible Notes”) to investors. The Series F Convertible Notes accrue interest at 15% per year and have a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. The principal balance of the Series F Convertible Notes, plus all accrued interest is due on June 30, 2018. The Series F Convertible Notes are eligible for conversion at any point prior to the maturity date at the option of the holder. The conversion price in effect upon on an initial public offering shall be the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 60%. The conversion price at any other conversion event shall be $4.50. Between April 1, 2018 and May 25, 2018, the Company issued $225,000 of additional Series F Convertible Notes. In connection with the additional Series F Convertible Notes the Company issued 25,000 and 5,000 warrants to purchase common stock, to its lenders and investment bankers, respectively. The warrants have a five-year life and are exercisable into common stock at $5.40 per share. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $135,000. The Company recognized interest expense of $393,000 and $757,000 for the three and six months ended June 30, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 3,849,210 shares of common stock in connection with the Company’s IPO.

In connection with the issuance of the Series F Convertible Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 1,174,447 and 233,111, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series F Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and six months ended June 30, 2018, the Company recognized interest expense of $5,124,000 and $10,669,000, respectively, from the amortization of the debt discounts.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable, continued

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

The Company has recognized interest expense of $450,000 for the three and six months ended June 30, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 1,406,250 shares of common stock in connection with the Company’s IPO.

In connection with the issuance of the Series G Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 833,350 and 58,334, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series G Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and six months ended June 30, 2018, the Company recognized interest expense of $197,000 from the amortization of the debt discounts.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by level within the fair value hierarchy, are as follows:

(in thousands)	June 30, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$39

(in thousands)	December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$210

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2019 or June 30, 2018.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

6.	Fair Value Measurements, continued

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$103	927	$210	1,228
Additions	-	65	4	65
Change in fair value	(64)	4,358	(175)	4,249
Reclass to additional paid-in capital	-	-	-	(192)
Ending balance	$39	$5,350	$39	$5,350

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Common Stock Price	$1.16	$3.42
Term (Years)	3.77	4.27
Volatility	59%	58%
Risk-free rate of interest	1.74%	2.58%
Dividend Yield	0.0%	0.0%

Derivative Liability

The following table includes a summary of changes in fair value of the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and June 30, 2018:

(in thousands)	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$-	$22,959	$-	$20,832
Additions	216	245	216	1,558
Change in fair value	171	2,572	171	3,386
Ending balance	$387	$25,776	$387	$25,776

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
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

As of June 30, 2019, the Company measured the fair value of the derivative by estimating the fair value of the Series A Convertible Preferred Stock as if conversion occurred on June 30, 2019. The Company calculated value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days and the specified floor price of $1.50.

7.	Preferred Stock and Stockholders’ Equity

Preferred Stock

On July 26, 2018, upon the closing of the IPO, all shares of preferred stock then outstanding were automatically converted into 2,762,594 shares of common stock.

Series A 8% Senior Convertible Preferred Stock

On April 18, 2019, the Company entered into a Securities Purchase Agreement, dated as of April 18, 2019, with Ms. Walsh (the “Preferred SPA”), pursuant to which we issued 250,000 shares of our Series A Preferred Stock, par value $0.0001 per share, which shares have a stated value of $4.00 (the “Stated Value”), grant holders the same voting rights as holders of our shares of common stock, and are convertible into shares of our common stock at price of $4.00 per share, subject to a floor price of $1.50 and to adjustment under our Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock (the “Certificate of Designations”), in consideration for $1,000,000 (the “Initial Tranche”). The Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5 million. In connection with the Initial Tranche, the Company also issued to Ms. Walsh a warrant to purchase 255,102 shares of our common stock.

The Series A Preferred Stock contains an embedded conversion feature that the Company has determined is a derivative requiring bifurcation. The fair value of the derivative liability at the issuance of the Series A Preferred Stock was $216,000, which was recorded as a derivative liability with the offset recorded as a discount to the Series A Preferred Stock. (See Note 6 – Fair Value Measurements for the fair value computation.)

The authorized, issued and outstanding shares of Series A Preferred Stock and liquidation preferences as of June 30, 2019, were as follows:

		Number	Proceeds
	Number	of Shares	Net of	Conversion
	of Shares	Issued and	Issuance	Price per	Liquidation
	Authorized	Outstanding	Costs	Share	Preference

Series A 8 % Senior Convertible Preferred Stock	1,250,000	250,000	$920,000	$4.00	$1,016,000

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

7.	Preferred Stock and Stockholders’ Equity, continued

The Series A Preferred Stock rights, privileges and preferences are as follows:

Dividends — The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share of 8% per annum, payable on conversion. The form of the dividend payment on the Series A Preferred Stock will be determined based on the legal availability of funds for the payment and the satisfaction of the Equity Conditions (as defined in the Certificate of Designations) for the 5 consecutive trading days immediately prior to the payment date. The form of the payment, depending on the priority, may be made in cash or shares of common stock at the Company’s option. If funds are not available and the Equity Conditions have not been met, the dividends will accrue to the next payment date or accrete to the Stated Value. The Company accrued dividends of $16,000 for the three months ended June 30, 2019.

Liquidation Rights — In the event of any liquidation, dissolution, or winding-up of the Company, each holder of Series A Preferred Stock is entitled to receive an amount equal to the Stated Value, plus accrued and unpaid dividends and any other fees or liquidated damages before any distribution will be made to holders of junior securities. If assets are insufficient for such payment, then the entire assets will be distributed only to the holders of the Series A Preferred Stock. A fundamental or change of control transaction is not deemed a liquidation.

Conversion — Each share of Series A Preferred Stock is convertible at the option of the holder into the number of shares of common stock (subject to adjustment for certain events, including dilutive issuances, stock splits, and reclassifications) determined by multiplying such number by the ratio of the Stated Value by a conversion price, which price is originally equal to $4.00 (the “Fixed Conversion Price”). However, if the closing price of the common stock is less than the Fixed Conversion Price, then the Fixed Conversion Price may be reduced to equal 95% of the lowest volume weighted average price of the common stock for the previous 10 trading days, which price shall not be less than $1.50. Notwithstanding the foregoing, unless the Company obtains stockholder approval pursuant to the rules and regulations of The NASDAQ Capital Market, the Company cannot issue shares of common stock upon conversion of the Series A Preferred Stock in the event that such issuance exceeds 19.99% of the issued and outstanding shares of the Company’s common stock as of April 18, 2019 or if such conversion is considered a “change of control” under NASDAQ rules and regulations.

Voting Rights — Each holder has the right to one vote for each share of common stock into which such preferred stock could be converted. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without first obtaining the approval of more than 67% of the holders of Series A Preferred Stock then outstanding, voting together as a separate class (a) alter or amend the Certificate of Designations or alter or change adversely the powers, rights or preferences of the Series A Preferred Stock, including amending the Company’s certificate of incorporation or other charter documents in any manner adversely affecting the holders of the Series A Preferred Stock; (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series A Preferred Stock; (c) increase the total number of authorized shares of Series A Preferred Stock; or (d) enter into any agreement with respect to any of the foregoing.

Redemption — The Series A Preferred Stock is not mandatorily redeemable as it does not have a set redemption date or a date after which the shares may be redeemed by the holders. However, if a Triggering Event (as defined in the Certificate of Designations) occurs, then each holder will receive 120% of the aggregate Stated Value, plus all accrued and unpaid dividends and any other fees or liquidated damages. Additionally, upon such an event, the divided rate of the Series A Preferred Stock increases to 18% per annum. A Triggering Event is defined as any (1) default on credit obligations; (2) default on payment of certain Series A Preferred Stock payments or a default under the Certificate of Designations and any related transaction document entered into in connection with the issuance of the Series A Preferred Stock; (3) bankruptcy of the Company; (4) ineligibility for listing of the Company’s common stock on a trading market; (5) change of control or fundamental transaction entered into by the Company, or other transaction entered into by the Company where more than 51% of the Company’s assets are sold; (6) failure of the Company to perform certain regulatory reporting; (7) failure to timely deliver certificates representing shares of common stock upon conversion of the shares of Series A Preferred Stock; (8) failure of the Company to maintain a sufficient number of reserved shares pursuant to the Preferred SPA; and (9) judgment is entered or filed against the Company or its subsidiaries in excess of an aggregate of $100,000 or the Company or any of its subsidiaries experiences a loss of property in excess of an aggregate of $100,000. The Company has elected not to adjust the carrying values of the Series A Preferred Stock to the liquidation preferences of such shares because it is uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares and at the balance sheet date, these circumstances were not probable. Subsequent adjustments to the carrying values of the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

7.	Preferred Stock and Stockholders’ Equity, continued

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

The LTIP and January 2018 Restricted Stock Grant were approved by a majority of the Company’s stockholders on January 31, 2018. In connection with the January 2018 Restricted Stock Grant, the Company recorded stock-based compensation expense of $2,156,000 for the three and six months ended June 30, 2018.

On March 1, 2019, the Company released its second tranche of restricted shares under the January 2018 Restricted Stock Grant. The majority of the restricted stock that was released were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the three months ended March 31, 2019, 471,697 shares of restricted stock were released with an intrinsic value of approximately $1.0 million. Of the restricted stock released, 323,162 shares were forfeited and we withheld 24,687 shares to satisfy approximately $65,000 of employees’ minimum tax obligation on the released restricted stock. As of June 30, 2019, there were 492,808 shares of restricted stock remaining under the January 2018 Restricted Stock Grant, 464,632 of such shares were to be released on September 1, 2019, with an additional 28,176 shares to be released to a terminated employee in four equal tranches over the next 20 months.

On February 28, 2018, in connection with the extension of the maturity date of the Series C Convertible Note to August 28, 2018, the Company issued 327 shares of its common stock to the note holder. The Company recorded nominal interest expense for the three and six months ended June 30, 2018.

On January 4, 2019, the Company awarded 400,000 deferred shares to Michael Howse, a member of the Company’s Board of Directors, in connection with a Deferred Shares Agreement under the LTIP. The shares vest immediately prior to a significant change in ownership, defined as a Fundamental Transaction in the agreement. In light of this performance vesting condition, the Company has not recorded any stock compensation expense for the issuance of these shares during the three and six months ended June 30, 2019.

During the three months ended June 30, 2019, the Company issued 161,530 common shares to vendors in exchange for services.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

7.	Preferred Stock and Stockholders’ Equity, continued

Warrants for Common Shares

The Company has issued warrants to purchase common shares to employees and consultants as compensation for services rendered, as well as, in conjunction with the purchase of common shares in equity and debt transactions. A summary of the warrant activity and related information that occurred for the six months ended June 30, 2019 and 2018 is provided in the following paragraphs.

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

In April 2018, the Company granted warrants to purchase up to 275,000 shares of common stock to Michael Howse, a member of the Company’s Board of Directors in connection with a consulting agreement. The warrants have an exercise price of $5.40 per share and warrants to purchase up to 110,000 shares of common stock vest over nine months. The remaining warrants vest upon certain performance milestones. As of June 30, 2019, warrants to purchase 110,000 shares of common stock were vested. All of the warrants immediately vest upon a change of control, and the exercise price is subject to certain price protection provisions. The fair value of the warrants that vested in the three and six months ended June 30, 2019 was $0 and $4,000 respectively, which was recorded as consulting expense with the offset recorded to warrant liability. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.66, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 1.74% and expected life of 3.77 years.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

7.	Preferred Stock and Stockholders’ Equity, continued

In April 2019, the Company granted warrants to purchase up to 225,102 shares of common stock to Ms. Walsh, holder of Series A Preferred Stock. The warrants have an exercise price of $1.98 per share and are fully vested. The fair value of the warrants at issuance was $216,000. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $2.08, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.38% and expected life of 5.0 years. The Company determined the relative fair value of the warrant and the related Series A Preferred Stock, and recorded the warrant at $200,000, with the offset recorded to additional paid-in capital.

In April 2019, the Company granted warrants to purchase up to 40,816 shares of common stock to Alexander Capital, L.P. in connection with the issuance of the Series A Preferred Stock. The warrants have an exercise price of $2.18 per share and are fully vested but not exercisable until October 2019. The fair value of the warrants at issuance was $43,000. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $2.08, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.38% and expected life of 5.0 years. The fair value was recorded as a cost of issuance of the Series A Preferred Stock, with the offset to additional paid-in capital.

In May 2019, the Company granted warrants to purchase up to 122,272 shares of common stock to Alexander Capital, L.P. in connection with the Public Offering. The warrants have an exercise price of $1.66 per share and are fully vested but not exercisable until May 2020. The fair value of the warrants at issuance was $70,000. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.36, expected dividend yield 0%, expected volatility 60%, risk-free interest rate 2.18% and expected life of 4.0 years. The fair value was recorded as a cost of issuance of the common stock, with the offset to additional paid-in capital.

Information regarding warrants for common stock outstanding and exercisable as of June 30, 2019 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	June 30, 2019	Life (years)	June 30, 2019

$1.66 - $2.18	693,190	4.41	365,102
$3.00 - $4.00	5,522,720	3.72	5,522,720
$4.50 - $4.95	298,882	1.90	298,882
$5.40 - $6.25	2,543,577	3.08	2,543,577
$10.35	1,634	1.79	1,634
$3.69	9,060,003	3.53	8,731,915

Warrants exercisable as of June 30, 2019 excludes warrants to purchase 165,000 common shares issued to Mr. Howse which have not yet vested.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

8.	Income Taxes

The Company recorded a provision for income taxes of $7,000 for the six months ended June 30, 2019 and $2,000 for the six months ended June 30, 2018. The provision for income taxes recorded for the six months both 2019 and 2018 was primarily due to state income tax expense.

The Company’s effective tax rate was (0.04)% for the six months ended June 30, 2019 and (0.13)% for the six months ended June 30, 2018. The difference between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2019 and 2018 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

 As of June 30, 2019, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the six months ended June 30, 2019 and 2018 was calculated on a jurisdiction basis.

9.	Commitments and Contingencies

Operating Leases

The Company rents its Beaverton, Oregon office under an operating lease, which was set to expire in October 2018. In July 2018, the Company extended its lease through October 31, 2020. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expense. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended June 30, 2019 and 2018 was $99,000 and $91,000, respectively. Rent expense for the six months ended June 30, 2019 and 2018 was $189,000 and $179,000, respectively.

Future annual minimum lease payments under the non-cancelable operating lease as of June 30, 2019 are $179,000 and $304,000, respectively, for the years ending December 31, 2019 and 2020.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

10.	Related Parties

Brett Moyer

Mr. Moyer has served as the Company’s President, Chief Executive Officer and a board member since the Company’s founding in August 2010. Effective February 28, 2018, Mr. Moyer agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Moyer received a warrant to purchase 9,058 shares of common stock at an exercise price of $5.40 and which accrued an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In April 2018, the Company issued Mr. Moyer a $63,000 Series G Note, initially due June 15, 2018, in consideration for $50,000 of expenses incurred by Mr. Moyer. In June 2018, in consideration for extending the maturity date of the Series G Note to July 15, 2018, Mr. Moyer was granted a warrant to purchase 4,630 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, Mr. Moyer was granted a warrant to purchase 13,889 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $537,000 of principal under convertible promissory notes, and all accrued interest, was automatically converted into a total of 157,881 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.60. As of June 30, 2019 and December 31, 2018, Mr. Moyer was owed $0 of principal under convertible promissory notes and owned 1.2% and 1.5% of the outstanding shares of the Company’s common stock respectively.

Michael Fazio

Mr. Fazio is the chairman of MARCorp Financial LLC, a private equity firm located in Illinois. Mr. Fazio served as a member of the Company’s board of directors beginning May 2017. On May 17, 2017, the Company entered into a securities purchase agreement with MARCorp Signal, LLC, pursuant to which the Company borrowed a total of $5,000,000 from MARCorp Signal, LLC in consideration for the Series E Convertible Note. MARCorp Signal, LLC is a wholly-owned subsidiary of MARCorp Financial LLC. In connection with such borrowings, MARCorp Signal, LLC was issued a warrant to purchase 2,614,381 of the Company’s common units, which warrant was exercisable at $4.50 per unit and had a five-year life. On November 30, 2017, MARCorp Signal, LLC’s Series E Convertible Note was repaid by the Company in full. Pursuant to a settlement agreement that the Company entered into with MARCorp Signal, LLC on July 25, 2018, a warrant to purchase an aggregate of 487,864 shares of common stock was issued to MARCorp Signal, LLC, and following the Company’s IPO, the exercise price of the warrants issued in connection with the Series E Convertible Note became $3.00. On June 19, 2019, Mr. Fazio notified the Company of his decision to resign from the Company’s board of directors effective June 19, 2019. Mr. Fazio resigned to focus on managing MARCorp Financial LLC and not due to any disagreement between the Company and Mr. Fazio, or any matter related to the Company s operations, policies or practices. As of June 30, 2019 and December 31, 2018, Mr. Fazio was owed $0 of principal under convertible promissory notes and owned less than 1% of the outstanding shares of the Company’s common stock.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

10.	Related Parties, continued

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak has been a member of the Company’s board of directors since September 2015. Alexander Capital, L.P. has acted as the lead investment bank in a number of the Company’s private financings. Effective February 28, 2018, Mr. Gazdak agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Gazdak received a warrant to purchase 1,569 shares of common stock at an exercise price of $5.40 and which will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. On July 25, 2018, in connection with the Company’s IPO, $21,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 5,647 shares of common stock. As of June 30, 2019 and December 31, 2018, Mr. Gazdak was owed $0 of principal under convertible promissory notes and owned less than 1% of the outstanding shares of the Company.

The Company signed an engagement letter with Alexander Capital, L.P. in August of 2014 (“August 2014 Engagement Letter”), under which Alexander Capital, L.P. earned a fee on total investments by their clients. Alexander Capital, L.P. earned fees of $200,250 and $321,300 for the three and six months ended June 30, 2018, under the August 2014 Engagement Letter. As of June 30, 2019, Alexander Capital, L.P. has been issued warrants to purchase a total of 588,391 shares of common stock, exercisable at prices between $3.30 and $5.40 per share and for five years from the date of issuance, under the August 2014 Engagement Letter. The August 2014 Engagement Letter was terminated upon the completion of the IPO.

Pursuant to the underwriting agreement entered into between the Company and Alexander Capital, L.P. in connection with the IPO (the “Underwriting Agreement”), Alexander Capital, L.P. was paid a cash fee of $900,000, as well as a non-accountable expense allowance of $120,000 and reimbursements of $100,000. Pursuant to the Underwriting Agreement, we issued Alexander Capital, L.P. warrants to purchase 72,000 shares of common stock. Such warrants are fully vested, exercisable at a per share price of $6.25 and are exercisable at any time during the five-year period commencing 180 days from the effective date of the IPO, which period shall not exceed five years from such effective date.

The Company signed an engagement letter with Alexander Capital, L.P. in April of 2019 (“April 2019 Engagement Letter”), under which Alexander Capital, L.P. earns a fee on total investments by their clients. Alexander Capital, L.P. earned fees of $80,000 for both the three and six months ended June 30, 2019, under the April 2019 Engagement Letter. As of June 30, 2019, Alexander Capital, L.P. has been issued warrants to purchase a total of 40,816 shares of common stock at an exercise price of $2.18 per share, under the April 2019 Engagement Letter. The warrant is fully vested and exercisable after October 18, 2019 through April 18, 2024.

Pursuant to the underwriting agreement entered into between the Company and Alexander Capital, L.P. in connection with the Public Offering (the “Public Offering Underwriting Agreement”), Alexander Capital, L.P. was paid a cash fee of $406,554, as well as a non-accountable expense allowance of $54,207 and reimbursements of $100,000. Pursuant to the Underwriting Agreement, we issued Alexander Capital, L.P. warrants to purchase 122,272 shares of common stock. Such warrants are fully vested, exercisable at a per share price of $1.66 and are exercisable at any time during the five-year period commencing 365 days from the effective date of the Public Offering, which period shall not exceed five years from such effective date.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

10.	Related Parties, continued

Brian Herr

Mr. Herr has been a member of the Company’s board of directors since February 2018. Mr. Herr is Chief Investment Officer and Co-Head of Structured Credit and Asset Finance for the Medalist Partners platform (f/k/a Candlewood Structured Strategy Funds) and serves as a co-portfolio manager for the Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP (collectively, the “Medalist Funds”). Mr. Herr was granted a seat on the Company’s board of directors pursuant to a securities purchase agreement, dated as of November 30, 2017, between the Company and the Medalist Funds, pursuant to which the Company also issued to the Medalist Funds an aggregate of $2,000,000 Series F Convertible Notes, due June 30, 2018, which was later amended to extend the maturity date to July 25, 2018, and warrants to purchase an aggregate of 222,222 shares of our common stock. In addition, between April 20, 2018 and June 29, 2018, the Company issued an aggregate of $2,438,000 of Series G Notes due July 15, 2018, as amended to the Medalist Funds and warrants to purchase an aggregate of 180,570 shares of our common stock. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, the Medalist Funds were granted a warrant to purchase 541,666 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $3,950,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 1,950,348 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.00. As of June 30, 2019 and December 31, 2018, the Medalist Funds were owed $0 of principal under convertible promissory notes and owned 10.0% and 12.7% of the outstanding shares of the Company, respectively.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

10.	Related Parties, continued

In connection with the Howse Agreement, the Company is also party to the Deferred Shares Agreement, entered into as January 4, 2019 (the “Deferred Shares Agreement”), pursuant to which the Company granted Mr. Howse up to 400,000 deferred shares under the LTIP (the “Deferred Shares”). Pursuant to such agreement, if a Fundamental Transaction has not occurred within 180 days of the earlier of the date on which Mr. Howse no longer serves (i) as our interim chief strategy officer or (ii) on our board of directors, all of the Deferred Shares shall be forfeited and Mr. Howse will have no further rights to such shares. Pursuant to such agreement, the Deferred Shares shall vest immediately prior to a Fundamental Transaction, and the number of Deferred Shares that shall vest is based on the consideration paid for the Company in such transaction, which number of Deferred Shares that shall vest to double in the event that the Company does not incur general expenses (as defined). As of June 30, 2019, Mr. Howse has vested warrants to purchase 110,000 shares of common stock and owns 0% of the outstanding shares of the Company.

Helge Kristensen

Mr. Kristensen has served as a member of the Company’s board of directors since 2010. Mr. Kristensen serves as vice president of Hansong Technology, an original device manufacturer of audio products based in China, president of Platin Gate Technology (Nanjing) Co. Ltd, a company with focus on service-branding in lifestyle products as well as pro line products based in China and co-founder and director of Inizio Capital, an investment company based in the Cayman Islands. Effective February 28, 2018, Inizio Capital and Hansong Technology agreed to extend the maturity dates of the Five February 2016 Note and the December 2015 Note, respectively to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extensions, Inizio Capital and Hansong Technology received warrants to purchase 1,341 and 942 shares of common stock, respectively, at an exercise price of $5.40. On July 25, 2018, in connection with the Company’s IPO, $50,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 27,923 shares of common stock. As of June 30, 2019 and December 31, 2018, affiliates of Mr. Kristensen were owed $0 of principal under convertible promissory notes and owned less than 1.0% of the outstanding shares of the Company.

Significant Shareholders

In January 2017, Carl E. Berg invested the aggregate sum of $300,000 in the Company’s Series D Convertible Note financing described in Note 5 of the Notes to the Consolidated Financial Statements and was granted a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40. Effective February 28, 2018, Mr. Berg agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Berg received a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40 and will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In addition, Mr. Berg agreed to extend the maturity date of his various other convertibles notes to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extensions, Mr. Berg received warrants to purchase a total of 25,965 shares of common stock at an exercise price of $5.40. On July 25, 2018, in connection with the Company’s IPO, $1,479,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 464,687 shares of common stock. As of June 30, 2019 and December 31, 2018, Mr. Berg was owed $0 of principal under convertible promissory notes and owned 8.1% and 10.4% of the outstanding shares of the Company, respectively.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018
(unaudited)

10.	Related Parties, continued

In November 2017, Lisa Walsh invested $6,500,000 in the Company’s Series F Convertible Note financing and was issued warrants to purchase 722,222 shares of common stock at an exercise price of $5.40 per share. Effective February 28, 2018, Ms. Walsh agreed to extend the maturity date of her Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Ms. Walsh received a warrant to purchase 112,419 shares of common stock at an exercise price of $5.40 and which will accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In May 2018, the Company issued Ms. Walsh a $288,000 Series G Note, initially due June 15, 2018. In June 2018, in consideration for extending the maturity date of the Series G Note to July 15, 2018, Ms. Walsh was granted a warrant to purchase 23,150 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, Ms. Walsh was granted a warrant to purchase 69,444 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $8,330,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 2,938,650 shares of common stock and the warrants issued in connection with the Series G Notes now have an exercise price of $3.00. On April 18, 2019, Ms. Walsh agreed to purchase 250,000 shares of our Series A Preferred Stock in consideration for $1,000,000. Ms. Walsh was granted a warrant to purchase 255,102 shares of our common stock at an exercise price of $1.98 per share. As of June 30, 2019 and December 31, 2018, Ms. Walsh was owed $0 of principal under convertible promissory notes and owned 20.7% and 26.4% of the outstanding shares of the Company, respectively.

11.	Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and six months ended June 30, 2019 and 2018 was as follows:

(in thousands)	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$-	$2	$3	$2
Europe	138	98	287	176
Asia Pacific	214	280	527	484
Total	$352	$380	$817	$662

Substantially all of our long-lived assets are located in the United States.

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

On May 24, 2019, the Company closed a public offering of the Company’s common stock (“Public Offering”). The Company’s registration statement on Form S-1 relating to the Public Offering was declared effective by the SEC on May 21, 2019. In connection with the Public Offering, the Company issued an aggregate of 4,075,726 shares of common stock at a public offering price of $1.33 per share for gross proceeds of approximately $5,420,000. The net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $4,664,000.

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Revenue

Revenue for the three months ended June 30, 2019 was $352,000, a decrease of $28,000 or 7%, compared to the same period of 2018. The decrease in revenue was attributable to lower module sales.

Revenue for the six months ended June 30, 2019 was $817,000, an increase of $155,000 or 23%, compared to the same period of 2018. The increase in revenue was attributable to higher module sales.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the three months ended June 30, 2019 was $330,000, a decrease of $103,000, compared to the same period of 2018. Cost of revenue decreased $36,000 as a direct result of the decreased revenue between comparable time periods, decreased salary, incentive compensation and benefit expense of approximately $38,000 and $11,000 of decreased facility allocation charges.

Cost of revenue for the six months ended June 30, 2019 was $737,000, a decrease of $94,000, compared to the same period of 2018. Cost of revenue decreased as a result of decreased salary and benefit expenses of $80,000, as two employees transferred to our research and development department, increased overhead capitalization of $40,000, reduced facility allocation charges of $24,000 and reduced stock compensation charges of approximately $24,000, partially offset by the $66,000 increase as a direct result of the increased revenue between comparable time periods.

Research and development

Research and development expenses for the three months ended June 30, 2019 were $1,405,000, an increase of $412,000, compared to the same period of 2018. The increase in research and development expenses is primarily related to increased salary, incentive compensation and benefit expense of approximately $123,000, as we converted 6 intern positions to full time positions between comparison periods, increased consulting fees of $196,000 and increased facility allocation charges of $85,000 due to the additional headcount.

Research and development expenses for the six months ended June 30, 2019 were $2,766,000, an increase of $168,000, compared to the same period of 2018. The increase in research and development expenses is primarily related to increased salary and benefit expenses of $224,000, as we increased our average headcount by four employees, increased consulting expenses of $425,000, increased facility allocation charges of $130,000 due to the additional headcount and additional recruiting fees of $29,000, partially offset by decreased stock compensation charges of approximately $662,000.

Sales and marketing

Sales and marketing expenses for the three months ended June 30, 2019 were $676,000, an increase of $207,000, compared to the same period of 2018. The increase in sales and marketing expenses is primarily related to increased salary, incentive compensation and benefit expense of $165,000, as we increased our average headcount by three employees, increased public relations fees of approximately $27,000 and increased legal fees of approximately $11,000, partially offset by reduced consulting fees of approximately $19,000.

Sales and marketing expenses for the six months ended June 30, 2019 were $1,425,000, an increase of $44,000, compared to the same period of 2018. The increase in sales and marketing expenses is primarily related to increased salary and benefit expense of $335,000, as we increased our average headcount by three employees, increased consulting expenses of $98,000, which includes $28,000 of stock compensation charges, increased travel, tradeshow and public relation expenses of $35,000, $20,000 and $60,000, respectively, partially offset by decreased stock compensation charges of approximately $553,000.

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 were $657,000, an increase of $239,000, compared to the same period of 2018. The increase in general and administrative expenses is primarily related to increased investor relation expenses of $334,000, which includes $173,000 of stock compensation charges, as we concluded a public offering in May 2019, partially offset by decreased salary, incentive compensation and benefit expense of $29,000 as well as decreased consulting and legal fees of $16,000 and $77,000, respectively.

General and administrative expenses for the six months ended June 30, 2019 were $1,272,000, a decrease of $377,000, compared to the same period of 2018. The decrease in general and administrative expenses is primarily related to decreased stock compensation charges of approximately $915,000, partially offset by increased salary and benefit expenses of $32,000, increased investor relations fees of $453,000, which includes $204,000 of stock compensation charges and increased legal and franchise tax fees of $24,000 and $24,000.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $0, compared to $10,593,000 for the same period of 2018. Interest expense for the three months ended June 30, 2018 was due to the amortization of debt discount charges and interest expense associated with the $17,660,000 of convertible debt outstanding as of June 30, 2018. No interest expense was booked in the three months ended June 30, 2019 as the Company had no outstanding debt.

Interest expense for the six months ended June 30, 2019 was $0, compared to $19,331,000 for the same period of 2018. Interest expense for the six months ended June 30, 2018 was due to the amortization of debt discount charges and interest expense associated with the $17,660,000 of convertible debt outstanding as of June 30, 2018. No interest expense was booked in the six months ended June 30, 2019, as the Company had no outstanding debt.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended June 30, 2019 was a gain of $64,000, compared to an expense of $4,358,000 in the same period of 2018. The gain for the three months ended June 30, 2019 is due to the decrease in our common stock price during the period. The expense for the three months ended June 30, 2018 is due to the increase in our common stock price, as we prepared for and then concluded an initial public offering on July 25, 2018, which led to an increase in the fair value of the warrants.

Change in fair value of warrant liability for the six months ended June 30, 2019 was a gain of $175,000, compared to an expense of $4,249,000 during the same period of 2018. The gain for the six months ended June 30, 2019 is due to the decrease in our common stock price during the period. The expense for the three months ended June 30, 2018 is due to the increase in our common stock price as we prepared for and then concluded an initial public offering on July 25, 2018, which led to an increase in the fair value of the warrants.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability for the three months ended June 30, 2019 was an expense of $171,000, compared to an expense of $2,572,000 in the same period of 2018. The $171,000 expense recorded in the three months ended June 30, 2019 was related to the change in fair value of the embedded conversion feature included in the Company’s Series A Preferred Stock as of June 30, 2019. The $2,572,000 expense recorded in June 30, 2018 was related to the fair value of the embedded conversion feature included in nearly all of the Company’s $17,660,000 of outstanding convertible notes as of June 30, 2018.

Change in fair value of derivative liability for the six months ended June 30, 2019 was an expense of $171,000, compared to an expense of $3,386,000 in the same period of 2018. The $171,000 expense recorded in the six months ended June 30, 2019 was related to the change in fair value of the embedded conversion feature included in the Company’s Series A Preferred Stock as of June 30, 2019. The $3,386,000 expense recorded in June 30, 2018 was related to the fair value of the embedded conversion feature included in nearly all the Company’s $17,660,000 of outstanding convertible notes as of June 30, 2018.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2019 were $3,322,000, compared to $3,218,000 as of December 31, 2018. The increase in cash and cash equivalents during the six months ended June 30, 2019 was directly related to the April 2019 Series A Preferred Financing under which the Company raised net proceeds of $920,000 and the Public Offering under which the Company raised net proceeds of $4,664,000, partially offset by the use of cash to fund operations and working capital requirements.

We incurred a net loss of $5,389,000 for the six months ended June 30, 2019 and used net cash in operating activities of $5,377,000. For the six months ended June 30, 2018 we incurred a net loss of $32,765,000 and used net cash in operating activities of $3,224,000. Excluding non-cash adjustments, the primary reasons for the use of net cash from operating activities during the six months ended June 30, 2019 is related to the increase in inventories of $699,000, offset partially by the increase in accounts payable of $486,000, compared to the increase in accounts payable, accrued liabilities and accrued interest by $743,000, $60,000, and $5,137,000, respectively, offset partially by the increase in inventories and prepaid expenses of $123,000 and $407,000, respectively, during the six months ended June 30, 2018.

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

During the six months ended June 30, 2019, the Company did not borrow any funds. During the six months ended June 30, 2018, the Company borrowed $3,770,000 from secured lenders receiving net proceeds of $3,437,000 after issuance costs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2019, we entered into a Securities Purchase Agreement, dated as of April 18, 2019, with Lisa Walsh (the “Preferred SPA”), pursuant to which we issued an initial tranche of 250,000 shares of our Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) in consideration for $1,000,000, which shares have a stated value of $4.00, grant holders the same voting rights as holders of our shares of common stock, and are convertible into shares of our common stock at a price of $4.00 per share (the “Fixed Conversion Price”), subject to a floor price of $1.50 and to adjustment under our Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock (the “Certificate of Designations”). Pursuant to the Preferred SPA, the Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5,000,000 Pursuant to the Certificate of Designations, in the event that the closing price of our common stock on a Trading Day (as defined in the Certificate of Designations) as quoted on the Trading Market (as defined in the Certificate of Designations) is less than the Fixed Conversion Price, the Fixed Conversion Price shall be reduced, at the option of any holder of shares of Series A Preferred Stock, to equal 95% of the average of the lowest VWAP (as defined in the Certificate of Designations) out of the prior 10 consecutive Trading Days prior to the date on which such holder delivers a notice of conversion to us to convert such holder’s shares. Dividends on such shares are payable in cash or in kind at a rate of 8% per annum, payable upon conversion of such shares. In addition, upon a Triggering Event (as defined in the Certificate of Designations), which includes any default by us in the payment of amounts owed to Ms. Walsh and other customary events of default under the Certificate of Designations, Ms. Walsh has the right to require us to redeem each share of Series A Preferred Stock held by her at a redemption price equal to 120% of the Stated Value and all accrued but unpaid dividends on such shares, in addition to the payment of all liquidated damages and other costs, expenses or amounts due in respect of such shares.

Pursuant to the Preferred SPA, we also issued Ms. Walsh a warrant to purchase 255,102 shares of our common stock (the “Walsh Warrant”), which is immediately exercisable, has a five-year life and has an exercise price equal to the closing price of our common stock on the Trading Day prior to a Closing (as defined in the Preferred SPA), plus $0.02. The Walsh Warrant is subject to 4.99/9.99% blockers and subject to adjustment for stock dividends and splits. We also issued to Alexander Capital, L.P., the placement agent in connection with the Preferred SPA, in addition to a cash fee, a warrant (the “Agent Warrant”) to purchase up to eight percent (8%) of the aggregate number of shares of our common stock issuable to Ms. Walsh on the closing date of the initial tranche upon conversion of the shares of Series A Preferred Stock issued to Ms. Walsh at a price per share of our common stock on such closing date, which Agent Warrant shall have the same terms as the Walsh Warrant, except that the exercise price of such Agent Warrant shall be 110% of the lessor of (a) the price at which shares of Series A Preferred Stock are issued on such closing date or (b) the exercise price of the Walsh Warrant.

In addition, pursuant to the Preferred SPA, Ms. Walsh (i) has the right to require the Company to register the shares of Series A Preferred Stock held by her as well as the shares of our common stock underlying such shares and such warrant within 180 days of the Closing Date (as defined in the Preferred SPA) on which purchasers have committed to purchase an aggregate of amount of Series A Preferred Stock with an aggregate stated value equal to or exceeding $250,000; (ii) has a right of first refusal with respect to a Subsequent Financing (as defined in the Preferred SPA) effected by the Company so long as purchasers hold shares of Series A Preferred Stock with an aggregate stated value equal to or exceeding $62,500; and (iii) has a right to tender her shares of Series A Preferred Stock for the securities offered pursuant to a Subsequent Financing, so long as purchasers hold shares of Series A Preferred Stock with an aggregate stated value equal to or exceeding $125,000. Pursuant to the Certificate of Designations, the Preferred SPA, and the Walsh Warrant, unless the Company obtains stockholder approval pursuant to the rules and regulations of NASDAQ, the Company cannot issue shares of common stock upon conversion of the Series A Preferred Stock or exercise of the Walsh Warrant, as applicable, in the event that such issuance exceeds 19.99% of the issued and outstanding shares of common stock as of April 18, 2019.

On May 30, 2019, the Company issued 11,250 fully vested shares of restricted common stock to a consultant pursuant to an investor relations consulting agreement, in partial consideration for providing certain investor relations and financial media relations services to the Company for six months.

On May 30, 2019, the Company issued 5,280 fully vested shares of restricted common stock to a consultant pursuant to a consulting agreement in partial consideration for providing certain marketing services to WiSA, LLC, a Delaware limited liability company and one of the Company’s wholly-owned subsidiaries, for an initial term of six months.

On May 30, 2019, the Company issued 30,000 fully vested shares of restricted common stock to a consultant pursuant to a consulting agreement, as amended, in partial consideration for providing certain investor relations services to the Company for a period of six months.

On June 26, 2019, the Company issued 100,000 shares of restricted common stock to a consultant pursuant to a consulting agreement in consideration for providing certain business advisory services to the Company in connection with its Public Offering.

The sale and the issuance of the shares of Series A Preferred Stock, the Walsh Warrant, the Agent Warrant and the shares of common stock issued to the consultants described above was offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). We made this determination based on the representations of each investor which included, in pertinent part, that each such investor was either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each investor that (i) such investor acquired the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investor had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon these exemptions.

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

Summit Wireless Technologies, Inc.

Date: August 14, 2019	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Gary Williams
Gary Williams
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

