Form 10-Q
period 2019-09-30
Summit Wireless Technologies, Inc.
filed 2019-11-14
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 12, 2019 is 24,570,247.

SUMMIT WIRELESS TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2019

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Summit Wireless Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$284	$3,218
Accounts receivable	84	112
Inventories	2,036	1,383
Prepaid expenses and other current assets	909	428
Total current assets	3,313	5,141

Property and equipment, net	98	110
Intangible assets, net	36	61
Other assets	94	94
Total assets	$3,541	$5,406
Liabilities, Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$696	$532
Accrued liabilities	1,033	846
Total current liabilities	1,729	1,378

Derivative liability	387	-
Warrant liability	21	210
Total liabilities	2,137	1,588

Commitments and contingencies (Note 9)

Series A 8% Senior Convertible Preferred stock, par value $0.0001; 1,250,000 shares authorized; 250,000 and zero shares issued and outstanding as of September 30, 2019 and December 31, 2018 (liquidation preference of $1,036,000 and $0 as of September 30, 2019 and December 31, 2018)	497	-

Stockholders' Equity:

Common stock, par value $0.0001; 200,000,000 shares authorized; 20,452,480 and 15,366,327 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	184,700	179,501
Accumulated other comprehensive loss	(58)	(45)
Accumulated deficit	(183,737)	(175,640)
Total stockholders' equity	907	3,818
Total liabilities, preferred stock and stockholders' equity	$3,541	$5,406

(1)	The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2019 and 2018

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue, net	$419	$385	$1,236	$1,046
Cost of revenue	387	413	1,124	1,244
Gross profit	32	(28)	112	(198)

Operating Expenses:
Research and development	1,429	1,042	4,195	3,640
Sales and marketing	694	680	2,119	2,061
General and administrative	588	1,212	1,860	2,860
Total operating expenses	2,711	2,934	8,174	8,561

Loss from operations	(2,679)	(2,962)	(8,062)	(8,759)

Interest expense	-	(14,171)	-	(33,502)
Change in fair value of warrant liability	18	(3,878)	193	(8,127)
Change in fair value of derivative liability	-	(10,908)	(171)	(14,294)
Other income (expense), net	(47)	73	(50)	73
Loss before provision for income taxes	(2,708)	(31,846)	(8,090)	(64,609)
Provision for income taxes	-	6	7	8
Net loss	(2,708)	(31,852)	(8,097)	(64,617)
Preferred stock dividend	(20)	-	(36)	-
Net loss attributable to common stockholders	$(2,728)	$(31,852)	$(8,133)	$(64,617)
Net loss per common share - basic and diluted	$(0.14)	$(2.89)	$(0.46)	$(16.60)
Weighted average number of common shares used in computing net loss per common share	19,871,823	11,028,602	17,501,943	3,892,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2019 and 2018

(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(2,708)	$(31,852)	$(8,097)	$(64,617)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	-	(1)	(13)	(2)
Comprehensive loss	$(2,708)	$(31,853)	$(8,110)	$(64,619)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2019 and 2018

(in thousands, except share and per share data)

(unaudited)

						Accumulated		Total
						Other		Stockholders'
	Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2018	-	$-	15,366,327	$2	$179,501	$(45)	$(175,640)	$3,818
Release of vested restricted common stock	-	-	123,848	-	(65)	-	-	(65)
Issuance of warrants for common stock	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	(11)	-	(11)
Net loss	-	-	-	-	-	-	(2,565)	(2,565)
Balance as of March 31, 2019	-	-	15,490,175	2	179,436	(56)	(178,205)	1,177
Issuance of preferred stock and common stock warrant, net of issuance costs	250,000	720	-	-	200	-	-	200
Fair value of derivative liability in connection with issuance of preferred stock	-	(216)	-	-	-	-	-	-
Issuance of warrant for common stock in connection with preferred stock offering	-	(43)	-	-	43	-	-	43
Accretion of preferred stock dividend	-	16	-	-	(16)	-	-	(16)
Issuance of common stock, net of issuance costs	-	-	4,075,726	-	4,664	-	-	4,664
Issuance of common stock for services	-	-	161,530	-	234	-	-	234
Currency translation adjustment	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	(2,824)	(2,824)
Balance as of June 30, 2019	250,000	477	19,727,431	2	184,561	(58)	(181,029)	3,476
Issuance of warrants for common stock for services	-	-	-	-	46	-	-	46
Accretion of preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Issuance of common stock upon warrant exercise	-	-	83,520	-	67	-	-	67
Release of vested restricted common stock	-	-	410,279	-	(22)	-	-	(22)
Stock based compensation	-	-	220,000		10	-	-	10
Issuance of common stock for services	-	-	11,250	-	12	-	-	12
Change in fair value of common stock warrants upon repricing	-	-	-	-	46	-	-	46
Net loss	-	-	-	-	-	-	(2,708)	(2,708)
Balance as of September 30, 2019	250,000	$497	20,452,480	$2	$184,700	$(58)	$(183,737)	$907

						Accumulated		Total
						Other		Stockholders'
	Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	(Deficit)

Balance as of December 31, 2017	2,762,594	$64,735	324,821	$-	$13,832	$(42)	$(108,283)	$(94,493)
Issuance of common shares to note holder upon extension of maturity date	-	-	327	-	-	-	-	-
Beneficial conversion feature upon issuance of convertible notes	-	-	-	-	255	-	-	255
Issuance of warrants for common shares	-	-	-	-	277	-	-	277
Reclassification of warrants	-	-	-	-	192	-	-	192
Stock compensation expense	-	-	-	-	2,156	-	-	2,156
Currency translation adjustment	-	-	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	-	-	(13,308)	(13,308)
Balance as of March 31, 2018	2,762,594	64,735	325,148	-	16,712	(43)	(121,591)	(104,922)
Beneficial conversion feature upon issuance of convertible notes	-	-	-	-	410			410
Issuance of warrants for common shares	-	-	-	-	518	-	-	518
Currency translation adjustment	-	-	-	-		-	-	-
Net loss	-	-	-	-		-	(19,457)	(19,457)
Balance as of June 30, 2018	2,762,594	64,735	325,148	-	17,640	(43)	(141,048)	(123,451)
Beneficial conversion feature upon issuance of convertible notes payable	-	-	-	-	1,253	-	-	1,253
Issuance of warrants for common shares	-	-	-	-	2,843	-	-	2,843
Reclassification of warrants	-	-	-	-	9,118	-	-	9,118
Proceeds from issuance of common stock, net	-	-	2,400,000	-	10,272	-	-	10,272
Conversion of preferred stock to common stock	(2,762,594)	(64,735)	2,762,594	-	64,735	-	-	64,735
Issuance of common stock upon conversion of convertible notes payable	-	-	9,527,144	2	30,449	-	-	30,451
Beneficial conversion feature upon conversion of convertible notes payable	-	-	-	-	43,012	-	-	43,012
Vesting of restricted common stock	-	-	257,281	-	(499)	-	-	(499)
Issuance of common stock for services	-	-	94,160	-	438	-	-	438
Issuance of warrants for services	-	-	-	-	135	-	-	135
Currency translation adjustment	-	-	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	-	-	(31,852)	(31,852)
Balance as of September 30, 2018	-	$-	15,366,327	$2	$179,396	$(44)	$(172,900)	$6,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(in thousands, except share and per share data)

 (unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,097)	$(64,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	30
Stock-based compensation	10	2,156
Noncash interest expense	-	1,590
Amortization of intangible asset	25	25
Amortization of debt discounts	-	25,593
Change in fair value of warrant liability	(193)	8,127
Change in fair value of derivative liability	171	14,294
Expense for issuance of warrants and common stock for services	296	749
Change in fair value of common stock warrants upon repricing	46	-
Changes in operating assets and liabilities:
Accounts receivable	28	3
Inventories	(653)	(478)
Prepaid expenses and other assets	(481)	(359)
Accounts payable	164	(348)
Accrued liabilities	187	(167)
Accrued interest	-	6,316
Net cash used in operating activities	(8,454)	(7,086)

Cash flows from investing activities:
Purchases of property and equipment	(31)	(70)
Net cash used in investing activities	(31)	(70)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,664	10,273
Proceeds from the issuance of preferred stock and common stock warrant, net of issuance costs	920	-
Proceeds from issuance of common stock upon warrant exercise	67	-
Proceeds from issuance of promissory notes, net of issuance costs	-	2,002
Proceeds from issuance of convertible notes payable, net of issuance costs	-	1,435
Repayment of convertible notes payable	-	(200)
Taxes paid related to net share settlements of equity awards	(87)	(499)
Net cash provided by financing activities	5,564	13,011
Effect of exchange rate changes on cash and cash equivalents	(13)	(2)
Net decrease in cash and cash equivalents	(2,934)	5,853

Cash and cash equivalents as of beginning of year	3,218	249

Cash and cash equivalents as of end of year	$284	$6,102

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$8

Noncash Investing and Financing Activities:
Issuance of warrants in connection with convertible notes payable	$-	$3,301
Issuance of warrant in connection with settlement agreement with Series E holders	$-	$1,590
Issuance of common stock warrants in connection with preferred stock offering	$243	$-
Issuance of warrants in connection in public offering	$70	$169
Beneficial conversion feature of convertible notes payable	$-	$665
Fair value of derivative liability in connection with issuance of preferred stock	$216	$-
Accretion of preferred stock dividend	$36	$-
Issuance of convertible notes in lieu of employee expense payments	$-	$50
Conversion of accrued interest to accounts payable	$-	$2
Conversion of interest to convertible notes payable as principal	$-	$10
Reclassification of promissory notes to convertible notes payable	$-	$2,250
Fair value of derivative liability in connection with issuance of notes payable	$-	$7,886
Conversion of preferred units to common stock upon initial public offering	$-	$64,735
Conversion of convertible notes and accrued interest to common stock upon initial public offering	$-	$30,450
Reclassification of derivative liability to equity upon initial public offering	$-	$43,012
Reclassification of warrant liability to equity upon initial public offering	$-	$9,118
Reclassification of warrant from liability to equity	$-	$192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

1.	Business and Viability of Operations

Summit Wireless Technologies, Inc. (also referred to herein as “we”, “us”, “our”, or the “Company”) was originally formed as a limited liability company in Delaware on July 23, 2010. The Company develops wireless audio integrated circuits for home entertainment and professional audio markets. On December 31, 2017, the Company converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”). Prior to the Conversion, the Company had been taxed as a partnership for federal and state income tax purposes, such that the Company’s taxable income was reported by its members in their respective tax returns. Following the Conversion, the Company will be taxed as a corporation. In connection with the Conversion, the Company’s board of directors approved a 15-for-1 reverse split of the Company’s units into stock. All unit and stock data in this report have been retroactively adjusted to reflect the split. In connection with the Conversion, the Company authorized 20,000,000 shares of preferred stock and 200,000,000 shares of common stock and issued 324,821 shares of common stock to such investors previously holding 4,872,221 common membership interests and 2,762,594 shares of convertible preferred stock (“Original Preferred Stock”) to such investors previously holding 41,438,818 preferred membership interests. Such shares of common stock and preferred stock were fully paid, nonassessable shares of stock of the Company.

On July 26, 2018, the Company closed its initial public offering (“IPO”). The Company’s registration statement on Form S-1 (File No. 333-224267) relating to the IPO was declared effective by the Securities and Exchange Commission (“SEC”) on July 25, 2018. The shares of common stock began trading on The NASDAQ Capital Market under the ticker symbol “WISA” on July 27, 2018. Under the offering, the Company issued 2,400,000 shares of common stock at an offering price of $5.00 per share, raising gross proceeds of $12,000,000. In aggregate, the shares issued in the offering generated approximately $10,273,000 in net proceeds, which amount is net of $900,000 in underwriters’ discounts and commissions, $220,000 in underwriters’ accountable and non-accountable expenses and legal, accounting and other estimated offering costs of $607,000. Upon the closing of the IPO, (i) all shares of Original Preferred Stock then outstanding were automatically converted into 2,762,594 shares of common stock and (ii) all convertible notes payable along with accrued interest were automatically converted in to 9,527,144 shares of common stock, except for $200,000 of such notes which were repaid in cash immediately following the offering.

On April 18, 2019, we entered into a Securities Purchase Agreement, dated as of April 18, 2019, with Lisa Walsh (the “Preferred SPA”), pursuant to which we issued 250,000 shares of our Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which shares have a stated value of $4.00, grant holders the same voting rights as holders of our shares of common stock, and are convertible into shares of our common stock at price of $4.00 per share, subject to a floor price of $1.50 and to adjustment under our Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock, in consideration for $1,000,000 (the “Initial Tranche”). The Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5 million. In connection with the Initial Tranche, the Company also issued to the Ms. Walsh a warrant to purchase 255,102 shares of our common stock.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

Liquidity and management plans

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of September 30, 2019, the Company had cash and cash equivalents of $0.3 million, an accumulated deficit of approximately $183.7 million and has not generated positive cash flows from operations. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has not generated significant revenues and has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its IPO and proceeds from convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management of the Company intends to raise additional funds through the issuance of equity securities or debt. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. As a result, the substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

2.	Summary of Significant Accounting Policies, continued

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of September 30, 2019 and December 31, 2018, the Company had capitalized $21,000 and $41,000, respectively, of deferred offering costs in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires partial payment in advance of shipping. As of September 30, 2019, the Company had two customers accounting for 48% and 45% of accounts receivable. As of December 31, 2018, the Company had two customers accounting for 47% and 42% of accounts receivable. The Company had three customers accounting for 56%, 20% and 17% of its net revenue for the three months ended September 30, 2019. The Company had three customers accounting for 54%, 28% and 11% of its net revenue for the nine months ended September 30, 2019. The Company had two customers accounting for 51% and 45% of its net revenue for the three months ended September 30, 2018. The Company had two customers accounting for 59% and 32% of its net revenue for the nine months ended September 30, 2018.

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

For the three and nine months ended September 30, 2019 and 2018
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

For the three and nine months ended September 30, 2019 and 2018
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

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and nine months ended September 30, 2019 and 2018.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and nine months ended September 30, 2019 and 2018 were not material.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
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

For the three and nine months ended September 30, 2019, warrants to purchase 8,906,955 shares of common stock, 250,000 shares of preferred stock and 241,132 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  For the three and nine months ended September 30, 2018, warrants to purchase 8,601,813 shares of common stock, and 943,352 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

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

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

2.	Summary of Significant Accounting Policies, continued

Recently Issued and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”. The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. In addition, the update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. In October 2019, the FASB decided to defer the mandatory effective date of ASU 2016-02 to fiscal years beginning after December 15, 2020 for certain entities, including private companies. As an emerging growth company, the Company is allowed to adopt accounting pronouncements at the same time as non-public business entities. As a result, we will adopt the update for our fiscal year beginning after December 15, 2020. The Company does not expect the adoption of this standard to significantly impact the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)”.  The FASB developed the amendments to Accounting Standards Codification 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements.  This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years, with early adoption permitted.  The Company is evaluating the impact of ASU 2018-13 on its condensed consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

3.	Balance Sheet Components

Inventories (in thousands):

	September 30,	December 31,
	2019	2018
Work in progress	$242	$191
Finished goods	1,794	1,192

Total inventories	$2,036	$1,383

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

3.	Balance Sheet Components, continued

Property and equipment, net (in thousands):

	September 30,	December 31,
	2019	2018
Machinery and equipment	$771	$746
Tooling	11	7
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	11	11
	897	868
Less: Accumulated depreciation and amortization	(799)	(758)

Property and equipment, net	$98	$110

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $15,000 and $10,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $43,000 and $30,000, respectively.

Accrued liabilities (in thousands):

	September 30,	December 31,
	2019	2018
Accrued vacation	$258	$238
Accrued compensation	108	17
Accrued bonus	-	158
Customer advances	147	186
Accrued audit fees	137	126
Accrued other	383	121

Total accrued liabilities	$1,033	$846

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

4.	Promissory Notes

In connection with the acquisition of the Focus Enhancements, Inc. assets in July 2010, the Company assumed an asset purchase agreement with Hallo Development Co, LLC (“Hallo”). In October 2010, the Hallo agreement was amended to require the Company to pay royalties to Hallo at specified rates based on annual net sales derived from the Company’s purchased technology over a period of three years with a minimum royalty of $900,000. Initial shipments commenced in 2011 and after three years, cumulative royalties due to Hallo were $900,000. In April 2014, the Hallo agreement was amended, converting the outstanding balance of $358,000, to an unsecured promissory note (“Hallo Note”), bearing interest at 18.0% per year with an initial maturity date of December 31, 2015, that was later extended. In December 2016, following a principal reduction payment of $38,000, the Hallo Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000, the Company would make a principal reduction payment of $13,000, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, would automatically convert to shares in connection with an initial public offering, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the Hallo Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the Hallo Note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company recognized interest expense of $4,000 and $24,000 for the three and nine months ended September 30, 2018, respectively. The Company made principal reduction payments under the Hallo Note of $100,000 for the nine months ended September 30, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 56,723 shares of common stock in connection with the Company’s IPO.

On January 5, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $500,000 (the “January 2015 Note”). The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing. The initial interest rate was 15.0% per year with an initial maturity date of July 5, 2015, that was later extended. In February 2016, following a principal reduction payment of $225,000, the maturity date was extended to September 1, 2017, and the interest rate was adjusted to 10.0% per year. In December 2016, following a principal reduction payment of $23,000, the January 2015 Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000 prior to an IPO, the Company would make a principal reduction payment of $13,000, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, would automatically convert to shares in connection with the IPO, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the January 2015 Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the January 2015 Note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $1,000 and $11,000 for the three and nine months ended September 30, 2018, respectively. The Company made principal reduction payments under the January 2015 Note of $100,000 for the nine months ended September 30, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 39,653 shares of common stock in connection with the Company’s IPO.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

4.	Promissory Notes, continued

On April 4, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $450,000 (the “April 2015 Note”). The proceeds from April 2015 Note were used to repay the $450,000 loan outstanding with a bank. The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing. Interest accrued at a rate 5.0% per year during the first twelve months and increased to 10.0% per year through maturity. All principal and related accrued interest outstanding were due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the April 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest would automatically convert into the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price was the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the April 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the April 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $3,000 and $25,000 for the three and nine months ended September 30, 2018, respectively. On July 25, 2018, the outstanding convertible note automatically converted into 155,373 shares of common stock in connection with the Company’s IPO.

On September 18, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $200,000 (the “September 2015 Note”). The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing. Interest accrued at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding were due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the September 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest would automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price was the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the September 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the September 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company has recognized interest expense of $1,000 and $11,000 for the three and nine months ended September 30, 2018, respectively. On July 25, 2018, the outstanding convertible note automatically converted into 68,544 shares of common stock in connection with the Company’s IPO.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018

(unaudited)

4.	Promissory Notes, continued

In connection with the sale of product on December 22, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $353,000 (the “December 2015 Note”). The principal amount represented as advance on the product sale. The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrued at a rate 12.0% per year through maturity. All principal and related accrued interest outstanding were due and payable at the maturity date, which was originally September 22, 2016, that was later extended. In December 2016, the December 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest would automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price was the lesser of $4.50 or the highest price per common share sold in an initial public offering or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the December 2015 Note was reclassified to convertible notes payable. As of December 31, 2017, the December 2015 Note had a zero principal balance as the Company had fulfilled its obligation to ship product to the lender. On July 25, 2018, the outstanding accrued interest on the December 2015 Note automatically converted into 11,295 shares of common stock in connection with the Company’s IPO.

During February 2016, we entered into five different Loan and Securities Agreements and separate Secured Promissory Notes with a total principal face value of $250,000 (the “Five February 2016 Notes”). The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowings. Interest accrued at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding were due and payable at the maturity date, which was originally February 1, 2017, that was later extended. In December 2016, two of the Five February 2016 Notes were terminated and extinguished and the lenders agreed that the $100,000 aggregate principal balance of the loans and the $9,000 aggregate accrued interest would be used to fund their participation in the Series D convertible notes. In May 2017, the three remaining holders of the Five February 2016 Notes agreed to amend their notes to include a provision that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest would automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price was the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the three remaining Five February 2016 Notes were reclassified to convertible notes payable. Effective February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $1,000 and $8,000 for the three and nine months ended September 30, 2018, respectively. On July 25, 2018, the outstanding convertible notes automatically converted into 49,815 shares of common stock in connection with the Company’s IPO.

In connection with the Five February 2016 Notes, the Company issued warrants to purchase common shares of 111,112 (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants was recorded as a debt discount to be amortized over the respective terms of the various notes. The debt discounts are amortized to interest expense using the effective interest method. During the three and nine months ended September 30, 2018, the Company recognized no interest expense from the amortization of the debt discount.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018

(unaudited)

5.	Convertible Notes Payable

As of July 25, 2018, the convertible notes payable and related accrued interest were converted in to 9,527,144 shares of common stock in connection with the Company’s IPO. No convertible notes payable were outstanding as of December 31, 2018.

On February 12, 2016, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $300,000 (the “February 2016 Note”). The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrued at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding were due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the February 2016 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest would automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price was the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the February 2016 Note was reclassified to convertible notes payable. As of February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $2,000 and $17,000 for the three and nine months ended September 30, 2018, respectively. On July 25, 2018, the outstanding convertible note automatically converted into 99,594 shares of common stock in connection with the Company’s IPO.

In connection with the February 2016 Note, the Company issued warrants to purchase 33,334 common shares (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants for the February 2016 Note was recorded as a debt discount and is being amortized to interest expense over the term of the note using the effective interest method. During the three and nine months ended September 30, 2018, the Company recognized no interest expense from the amortization of the debt discount.

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

Series C Convertible Notes Payable

During February 2016 through October 2016, the Company received total proceeds of $2,880,000 from the issuance of original issue discount convertible notes (“Series C Convertible Notes”) to investors. The principal balance, plus all accrued and unpaid interest, was due February 28, 2018, as amended, or upon a change of control or an initial public offering by the Company. On February 28, 2018, in connection with the extension of the maturity date to August 28, 2018, the Company issued 327 shares of common stock to the holder of the convertible notes. The conversion price in effect upon an initial public offering was the lesser of $9.00 or the price per common share in the pre-money valuation immediately prior to the initial public offering multiplied by 80%. The conversion price at any other conversion event was $9.00. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $209,000. The Company recognized no interest expense for the three and nine months ended September 30, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 7,353 shares of common stock in connection with the Company’s IPO.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable, continued

In connection with the Series C Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 188,236 and 26,354, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF and issuance costs for the Series C Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and nine months ended September 30, 2018, the Company recognized interest expense of $0 from the amortization of the debt discounts. Between November and December 2016, all of the Series C Convertible Notes, except for $25,000, were extinguished and converted to Series D Convertible Notes.

Series D Convertible Notes Payable

On various dates in 2016 and 2017, the Company received total proceeds of $4,717,000 from the issuance of original issue discount convertible notes (“Series D Convertible Notes”) to investors. In addition, the Company: (i) extinguished Series C Convertible Notes in the amount of $2,855,000 along with accrued interest of $172,000 and converted those to Series D Convertible Notes; (ii) extinguished other promissory notes in the amount of $236,000 along with accrued interest of $19,000 and converted those to Series D Convertible Notes; (iii) allowed Brett Moyer, the Company’s President, Chief Executive Officer and a director, to convert $69,000 of reimbursable expense reports into Series D Convertible Notes; and (iv) allowed Jonathan Gazdak, a member of the Company’s board of directors, to convert $12,000 of certain expenses into Series D Convertible Notes. At the date of issuance, the Series D Convertible Notes had a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company except for the January 2015 Note and the Hallo Note which had a pari passu security interest with the Series D Convertible Notes (see Note 5 – Series E Convertible Note Payable for subsequent release of security interest). The principal balance, plus all accrued and unpaid interest was due on September 30, 2018, as amended. The Series D Convertible Notes were eligible for conversion at any point prior to the maturity date or upon a change of control or an initial public offering by the Company. The conversion price in effect upon the initial public offering was the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 75%. The conversion price at any other conversion event was $4.50. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $386,000. In connection with the February 28, 2018 extension of the maturity date, the Company confirmed to the holders of the Series D Convertible Notes that Series D Convertible Notes would accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Notes remained outstanding. The Company recognized interest expense of $946,000 and $4,791,000 for the three and nine months ended September 30, 2018, respectively. On July 25, 2018, the outstanding convertible notes automatically converted into 3,783,334 shares of common stock in connection with the Company’s IPO.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable, continued

In connection with the Series D Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,017,692 and 380,449, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series D Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. In connection with the extension of the maturity date to June 30, 2018, the Company confirmed to the holders of the Series D Convertible Notes that the number of shares issuable upon exercise of the warrants issued in connection with the Series D Convertible Notes would double effective February 28, 2018. The number of shares issuable upon exercise of such warrants outstanding as of September 30, 2019 therefore became 2,035,434. During the three and nine months ended September 30, 2018, the Company recognized interest expense of $393,000 and $3,268,000 from the amortization of the debt discounts.

Series E Convertible Notes Payable

On various dates from May to September 2017, the Company received total proceeds of $5,000,000 from the issuance of original issue discount convertible promissory notes (“Series E Convertible Notes”). The Series E Convertible Notes had a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. The principal balance of the Series E Convertible Notes was due on October 31, 2017. The Series E Convertible Notes were eligible for conversion at any point prior to the maturity date or upon a change of control or an initial public offering by the Company. The conversion price in effect upon on initial public offering was the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 75%. The conversion price at any other conversion event was the lessor of $4.50 or the price per share issued by the Company in connection with any sale involving substantially all the assets of the Company. Additionally, in connection with the Series E Convertible Note financing, all of the Company’s outstanding promissory and convertible note holders agreed to: (i) subordinate their notes to the Series E Convertible Notes, (ii) release all security interests in the Company’s assets in favor of the Series E Convertible Notes (iii) extend their maturity dates to February 28, 2018 and (iv) amend the Company’s Operating Agreement to allow the Series E Convertible Note lender one seat on the Company’s board of directors so long as the investor owns any debt or securities of the Company. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $275,000.

On October 31, 2017, the Company filed a confidential S-1 registration statement with the SEC (“S-1”) with the belief that the S-1 filing would extend the maturity date of the Series E Convertible Notes to November 30, 2017. The Series E Convertible Note holder claimed that the S-1 filing did not meet the definition outlined in the Series E Convertible Note and issued a notice of default to the Company on November 2, 2017 (“Default Notice”).

On November 30, 2017, as a result of the Default Notice and an inability of the two parties to renegotiate the Series E Convertible Notes under acceptable terms, the Company requested and received a Series E Convertible Note payoff letter (“Series E Payoff Letter”) from the Series E Convertible Note holder. The Series E Payoff Letter stated that in addition to the repayment of the Series E Convertible Notes of $5,882,000, that the Series E Convertible Note holder was due $1,098,000 of default interest and penalties, reimbursement of $179,000 of legal fees, and consulting, travel and lodging fees of $102,000. Despite the Company’s disagreement that it was in default and subject to default penalties, interest and legal fees, the Company paid the full monetary demand of $7,261,000 as requested by the Series E Convertible Note holder on November 30, 2017. As a result, the Company recognized interest expense including default interest and penalties of $1,980,000 and additional general and administrative expenses of $281,000 which consisted of the Series E Note holder’s legal fees and consulting expenses of $179,000 and $102,000, respectively, for the year ended December 31, 2017.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable, continued

In addition, the note holder claimed that the Company was obligated to issue warrants to purchase 487,865 shares in connection with the Default Notice. Pursuant to a settlement agreement that the Company entered into with note holder on July 25, 2018 a warrant to purchase an aggregate of 487,864 shares of common stock was issued (see Note 6 – Fair Value Measurements for fair value computation).

In connection with the Series E Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,307,190 and 114,380, respectively (see Note 6 – Fair Value Measurements for fair value computation). On November 30, 2017, in connection with a provision in the Series E warrants issued to investors, the number of outstanding shares issuable upon exercise of the warrants would double as the Company did not complete an initial public offering by November 30, 2017. Therefore, the total number of shares issuable upon exercise of such warrants to investors under the Series E Convertible Notes became 3,102,245. The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series E Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and nine months ended September 30, 2018, the Company recognized interest expense of $0 and $70,000, respectively, from the amortization of the debt discounts.

Series F Convertible Notes Payable

On various dates between November 2017 and March 2018, the Company received total proceeds of $10,345,000 from the issuance of senior secured convertible promissory notes (“Series F Convertible Notes”) to investors. The Series F Convertible Notes accrue interest at 15% per year and had a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. The principal balance of the Series F Convertible Notes, plus all accrued interest is due on June 30, 2018. The Series F Convertible Notes are eligible for conversion at any point prior to the maturity date at the option of the holder. The conversion price in effect upon on an initial public offering was the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 60%. The conversion price at any other conversion event was $4.50. Between April 1, 2018 and May 25, 2018, the Company issued $225,000 of additional Series F Convertible Notes. In connection with the additional Series F Convertible Notes the Company issued warrants to purchase 25,000 and 5,000 shares of common stock, to its lenders and investment bankers, respectively. The warrants have a five-year life and are exercisable into common stock at $5.40 per share. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $135,000. The Company recognized interest expense of $109,000 and $865,000 for the three and nine months ended September 30, 2018, respectively. On July 25, 2018, the outstanding convertible notes automatically converted into 3,849,210 shares of common stock in connection with the Company’s IPO.

In connection with the issuance of the Series F Convertible Notes, the Company issued warrants to the lender and investment bankers to purchase 1,174,447 and 233,111 shares of common stock, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series F Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and nine months ended September 30, 2018, the Company recognized interest expense of $1,327,000 and $11,996,000, respectively, from the amortization of the debt discounts.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable, continued

Extension of Maturity Date

The Company’s Series D and Series F Convertible Notes as well as its other convertible promissory notes, excluding its Series C Convertible Notes and its Series G Notes, had maturity dates of June 30, 2018 (the “June 30th Notes”). On June 30, 2018, the June 30th Notes, which had a principal balance of $26.4 million went into default. The Company obtained consents from the holders of such notes to initially extend the maturity date of the June 30th Notes to July 15, 2018 and then requested and received consents to extend the maturity date to July 25, 2018, at which time such notes were converted to common stock in connection with the Company’s IPO.

Series G Notes Payable

Between April 20, 2018 and June 29, 2018, the Company issued $2,813,000 of 15% OID Senior Secured Promissory Notes due June 15, 2018 (“Series G Notes”), raising an aggregate principal amount of $2,200,000 and cancelling $50,000 of expense reimbursements payable by the Company to Mr. Moyer,. Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP, each of which Brian Herr, a member of the Company’s board of directors, is co-portfolio manager, each participated in the Series G Notes financing. The Series G Notes had a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. Additionally, in connection with the Series G Note financing, all of the Company’s Series F Convertible Note holders were required by the terms of the Series G Notes to subordinate their notes to the Series G Notes. As of June 15, 2018, the Company was in default on $1,725,000 of the Series G Notes. On June 28, 2018, the Company and the holders of the Series G Notes agreed to extend the maturity date of such notes from June 30, 2018 to July 15, 2018 in consideration for increasing the original issue discount of such notes from 15% to 20% and the issuance of warrants to purchase 208,350 shares of common stock.

As of July 15, 2018, the Company was in default on $2,813,000 of the Series G Notes. On July 20, 2018, the Company and the holders of the Series G Notes agreed to (i) extend the maturity date of such notes from July 15, 2018 to July 25, 2018 and (ii) agreed to make the Series G Notes automatically convertible in connection with an initial public offering at a conversion price of the lesser of $4.50 or 60% of the highest price of the common stock sold in an initial public offering. In consideration for the extension of the maturity date and the agreement to make the Series G Notes automatically convertible, the Company agreed to issue warrants to purchase an additional 625,000 shares of common stock to the Series G Note holders. As a result of the agreement, the Series G Notes were reclassified from promissory notes to convertible notes payable as of the date of the agreement.

The Company has recognized interest expense of $113,000 and $563,000 for the three and nine months ended September 30, 2018, respectively. On July 25, 2018, the outstanding convertible notes automatically converted into 1,406,250 shares of common stock in connection with the Company’s IPO.

In connection with the issuance of the Series G Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 833,350 and 58,334, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series G Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three and nine months ended September 30, 2018, the Company recognized interest expense of $9,622,000 and $9,819,000, respectively, from the amortization of the debt discounts.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

5.	Convertible Notes Payable, continued

Derivative Liability

The February 2016 Note, the Series C Convertible Notes, the Series D Convertible Notes, the Series E Convertible Notes, the Series F Convertible Notes, and the Series G Notes contain an embedded conversion feature that the Company has determined is a derivative requiring bifurcation. In July 2018, the derivative liability was reclassified to additional paid-in capital as of the date of the Company’s IPO.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy, are as follows:

	September 30, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$21

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

6.	Fair Value Measurements, continued

	December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$210

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2019 or September 30, 2018.

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$39	5,350	$210	1,228
Additions	-	111	4	176
Change in fair value	(18)	3,878	(193)	8,127
Reclass to additional paid-in capital	-	(9,118)	-	(9,310)
Ending balance	$21	$221	$21	$221

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Common Stock Price	$0.90	$3.42
Term (Years)	3.52	4.27
Volatility	58%	58%
Risk-free rate of interest	1.56%	2.58%
Dividend Yield	0.0%	0.0%

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

6.	Fair Value Measurements, continued

Derivative Liability

The following table includes a summary of changes in fair value of the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018:

	For The Three Months Ended		For The Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$387	$25,776	$-	$20,832
Additions	-	6,328	216	7,886
Change in fair value	-	10,908	171	14,294
Reclassification to equity at initial public offering	-	(43,012)	-	(43,012)
Ending balance	$387	$-	$387	$-

On July 25, 2018, the derivative liability was reclassified to equity upon the Company’s initial public offering. As of July 25, 2018, the Company measured the fair value of the derivative by estimating the fair value using the offering price of $5.00.

As of September 30, 2019, the Company measured the fair value of the derivative by estimating the fair value of the Series A Preferred Stock as if conversion occurred on September 30, 2019. The Company calculated value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days and the specified floor price of $1.50. There was no change in the fair value of the derivative liability for the three months ended September 30, 2019 because the volume weighted average price of the common stock was below the specified floor price.

7.	Preferred Stock and Stockholders’ Equity

Preferred Stock

On July 26, 2018, upon the closing of the IPO, all shares of Original Preferred Stock then outstanding were automatically converted into 2,762,594 shares of common stock.

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

For the three and nine months ended September 30, 2019 and 2018
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

The authorized, issued and outstanding shares of Series A Preferred Stock and liquidation preferences as of September 30, 2019, were as follows:

		Number	Proceeds
	Number	of Shares	Net of	Conversion
	of Shares	Issued and	Issuance	Price per	Liquidation
	Authorized	Outstanding	Costs	Share	Preference
Series A 8 % Senior Convertible Preferred Stock	1,250,000	250,000	$920,000	$4.00	$1,036,000

The Series A Preferred Stock rights, privileges and preferences are as follows:

Dividends — The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share of 8% per annum, payable on conversion. The form of the dividend payment on the Series A Preferred Stock will be determined based on the legal availability of funds for the payment and the satisfaction of the Equity Conditions (as defined in the Certificate of Designations) for the 5 consecutive trading days immediately prior to the payment date. The form of the payment, depending on the priority, may be made in cash or shares of common stock at the Company’s option. If funds are not available and the Equity Conditions have not been met, the dividends will accrue to the next payment date or accrete to the Stated Value. The Company accrued dividends of $20,000 and $36,000 for the three months and nine months ended September 30, 2019, respectively.

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

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

7.	Preferred Stock and Stockholders’ Equity, continued

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

Rights Upon a Subsequent Financing — So long as holders of shares of Series A Preferred Stock hold such shares with an aggregate Stated Value equal to or exceeding $250,000, upon any issuance of shares of our common stock, Common Stock Equivalents (as defined in the Preferred SPA), conventional debt or a combination of such securities and/or debt (a “Subsequent Financing”), unless the proposed terms of a Subsequent Financing shall have first been delivered to such holders in reasonable detail and such holders have first been granted the option to purchase such securities pursuant to such terms, such holders have the right to purchase all, and no less than all, of the securities offered to investors in a Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing. In addition, so long as holders of shares of Series A Preferred Stock hold such shares with an aggregate Stated Value equal to or exceeding $500,000, if we effect a Subsequent Financing, such holders have a right to tender shares of Series A Preferred Stock for the securities offered pursuant to a Subsequent Financing.

Subsequent Equity Sales — In the event that we or any of our subsidiaries issue additional shares of common stock and/or Common Stock Equivalents in connection with a financing pursuant to which the effective price per share for such securities is less than the then conversion price of the Series A Preferred Stock, then subject to certain exceptions set forth in the Certificate of Designations, such conversion price will be reduced to such the effective price of such issued securities.

Common Stock

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan (the “Plan”). Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of restricted shares or options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first (1st) business day of each new fiscal year; provided that for fiscal year 2018, upon approval of the LTIP by the Company’s shareholders, up to 300,000 shares of common stock were initially available for participants under the LTIP. Thereafter, the 15% evergreen provision governs the LTIP. For fiscal year 2019, up to 2,304,909 shares of common stock are available for participants under the LTIP.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

7.	Preferred Stock and Stockholders’ Equity, continued

In connection with the termination of the Plan, on January 31, 2018, the Company issued to its employees and directors 1,284,470 and 153,126 shares of restricted common stock (“January 2018 Restricted Stock Grant”), respectively. Such shares of restricted common stock were granted outside the LTIP’s first year share availability pool, are fully vested, and were released to the employees and directors in three tranches at the rate of 33.4%, 33.3% and 33.3% on September 1, 2018, March 1, 2019 and September 1, 2019, respectively. In the event an employee voluntarily resigns, the release dates of the shares will be extended such that only 16.5% of the shares are released every nine months, until 100% are released. In the event that a director voluntarily resigns, each of the release dates will be extended nine months.

The LTIP and January 2018 Restricted Stock Grant were approved by a majority of the Company’s stockholders on January 31, 2018. In connection with the January 2018 Restricted Stock Grant, the Company recorded stock-based compensation expense of $0 and $2,156,000 for the three and nine months ended September 30, 2018, respectively.

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

On March 1, 2019 and September 1, 2019, the Company released its second and third tranche, respectively, of restricted shares under the January 2018 Restricted Stock Grant. A portion of the restricted stock that was released were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the three months ended September 30, 2019, 471,676 shares of restricted stock were released with an intrinsic value of approximately $481,000. Of the restricted stock released, 39,662 shares were forfeited and we withheld 21,735 shares to satisfy approximately $22,000 of employees’ minimum tax obligation on the released restricted stock. For the nine months ended September 30, 2019, 943,373 shares of restricted stock were released with an intrinsic value of approximately $1.5 million. Of the restricted stock released, 362,824 shares were forfeited and we withheld 46,422 shares to satisfy approximately $87,000 of employees’ minimum tax obligation on the released restricted stock. As of September 30, 2019, there were 21,132 shares of restricted stock remaining under the January 2018 Restricted Stock Grant to be released to a terminated employee in three equal tranches over the next 17 months.

On February 28, 2018, in connection with the extension of the maturity date of the Series C Convertible Note to August 28, 2018, the Company issued 327 shares of its common stock to the note holder. The Company recorded nominal interest expense for the three and nine months ended September 30, 2018.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

7.	Preferred Stock and Stockholders’ Equity, continued

On January 4, 2019, the Company awarded 400,000 deferred shares to Michael Howse, a member of the Company’s board of directors, in connection with a Deferred Shares Agreement under the LTIP. The shares vest immediately prior to a significant change in ownership, defined as a Fundamental Transaction in the agreement. In light of this performance vesting condition, the Company has not recorded any stock compensation expense for the issuance of these shares during the three and nine months ended September 30, 2019.

On September 9, 2019, the Company issued 150,000 shares of restricted common stock to George Oliva, the Company’s new Chief Financial Officer, as an inducement grant. Such shares were issued outside the Company’s LTIP. The Company will record stock compensation expense over the four-year vest period.

During the three and nine months ended September 30, 2019, the Company issued 11,250 and 172,780 common shares, respectively, in exchange for services. During the three and nine months ended September 30, 2018, the Company issued 94,160 common shares in exchange for services.

During the three and nine months ended September 30, 2019, the Company issued 70,000 common shares, to employees under the Company’s LTIP. During the three and nine months ended September 30, 2018, the Company did not issue any shares under the Company’s LTIP.

Warrants for Common Shares

The Company has issued warrants to purchase common shares to employees and consultants as compensation for services rendered, as well as in conjunction with the purchase of common shares in equity and debt transactions. A summary of the warrant activity and related information that occurred for the nine months ended September 30, 2019 and 2018 is provided in the following paragraphs.

In connection with the Series D Convertible Notes, the Company recognized the fair value of the warrants as a liability, as the warrants included a price protection provision adjusting the exercise price of the warrant in the event that the Company issued shares (i) at a price per share less than the exercise price then in effect or (ii) without consideration. Upon removal in February 2018 of the price protection provision, the Company reclassified the fair value of the warrant at that date to additional paid-in capital.

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

In connection with an amendment to extend the various other convertible notes payable (excluding Series C, Series D and Series F Convertible Notes payable) to a maturity date of June 30, 2018, the Company issued warrants to purchase 44,408 common shares at an exercise price of $5.40 per share with a five-year term during the three months ended March 31, 2018. The grant date fair value of the warrants was $13,000 which was recorded as debt discount with the offset recorded to additional paid-in capital on the condensed consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.50, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.65% and expected life of 5 years.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
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

In connection with the Series F Convertible Notes issued during the three months ended March 31, 2018, the Company issued warrants to investment bankers to purchase 29,889 common shares at an exercise price of $5.40 per share with a five-year term. The grant date fair value of the warrants was $9,000 which was recorded as debt discount with the offset recorded to additional paid-in capital on the condensed consolidated balance sheet. The fair value of the warrants was determined using the Black- Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.50, expected dividend yield 0%, expected volatility 57%, risk-free interest rate 2.56% and expected life of 5 years.

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

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

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

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

7.	Preferred Stock and Stockholders’ Equity, continued

In connection with the Series G Notes amendment, entered into during the three months ended September 30, 2018, the Company issued warrants to purchase 625,000 common shares at an exercise price of $4.50 per share with a five-year term. The grant date fair value of the warrants was $2,506,250 which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $4.03, expected dividend yield 0%, expected volatility 59%, risk- free interest rate 2.77% and expected life of 5 years.

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

In April 2019, the Company agreed to grant warrants to purchase up to 40,816 shares of common stock to Alexander Capital, L.P. in connection with the issuance of the Series A Preferred Stock. The warrants have an exercise price of $2.18 per share and are fully vested but not exercisable until October 2019. The fair value of the warrants at issuance was $43,000. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $2.08, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.38% and expected life of 5.0 years. The fair value was recorded as a cost of issuance of the Series A Preferred Stock, with the offset to additional paid-in capital.

In May 2019, the Company agreed to grant warrants to purchase up to 122,272 shares of common stock to Alexander Capital, L.P. in connection with the Public Offering. The warrants have an exercise price of $1.66 per share and are fully vested but not exercisable until May 2020. The fair value of the warrants at issuance was $70,000. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.36, expected dividend yield 0%, expected volatility 60%, risk-free interest rate 2.18% and expected life of 4.0 years. The fair value was recorded as a cost of issuance of the common stock, with the offset to additional paid-in capital.

In July 2019, the Company granted warrants to purchase up to 40,000 shares of common stock to Lippert/Heishorn Associates Inc. The warrants have an exercise price of $1.24 per share and are fully vested. The fair value of the warrants at issuance was $23,000. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.16, expected dividend yield 0%, expected volatility 58%, risk-free interest rate 1.88% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

In August 2019, the Company granted warrants to purchase up to 50,000 shares of common stock to DFC Advisory Services, LLC. The warrants have an exercise price of $1.31 per share and are fully vested. The fair value of the warrants at issuance was $23,000. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.01, expected dividend yield 0%, expected volatility 58%, risk-free interest rate 1.51% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

7.	Preferred Stock and Stockholders’ Equity, continued

Between September 25 and September 30, 2019, the Company and certain holders (the “Holders”) of the Company’s common stock warrants with exercise prices between $3.00 an $5.40, (collectively, the “Original Warrants”), were offered the ability to enter into Warrant Amendment and Exercise Agreements (the “Warrant Amendment Agreements”), pursuant to which the Company would agree to reduce the exercise price of each Original Warrant exercised by a Holder to $0.80 (the “Reduced Exercise Price”) to purchase shares of common stock of the Company, and in connection with the exercise, the Company would reduce the exercise price of up to an equivalent number of remaining shares underlying the Original Warrants to $0.79 (the “Amended Exercise Price”). The Company entered into the Warrant Amendment Agreements with eight Holders, under which Original Warrants were exercised for a total of 83,520 common shares and the Company received gross proceeds of $67,000. Remaining Original Warrants for 47,547 common shares had their exercise price adjusted to the Amended Exercise Price. The Company calculated the incremental change in the fair value of the Original Warrants as a result of the Warrant Amendment Agreements and recorded a charge of $46,000 as other expense with the offset to additional paid-in capital.

Information regarding warrants for common stock outstanding and exercisable as of September 30, 2019 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	September 30, 2019	Life (years)	September 30, 2019
$0.79 - $2.18	830,737	3.17	502,649
$3.00 - $4.00	5,520,409	3.41	5,520,409
$4.50 - $4.95	187,767	1.66	187,767
$5.40 - $6.25	2,366,408	2.86	2,366,408
$10.35	1,634	1.54	1,634
$3.61	8,906,955	3.19	8,578,867

Warrants exercisable as of September 30, 2019 excludes (i) warrants to purchase 165,000 common shares issued to Mr. Howse which have not yet vested and (ii) warrants to purchase 163,088 common shares issued to Alexander Capital L.P., which are fully vested, but are exercisable in the amounts of 40,816 and 122,272 after October 18, 2019 and May 24, 2020, respectively.

8.	Income Taxes

The Company recorded a provision for income taxes of $7,000 for the nine months ended September 30, 2019 and $8,000 for the nine months ended September 30, 2018. The provision for income taxes recorded for the nine months ended 2019 and 2018 was primarily due to state income tax expense.

The Company’s effective tax rate was (0.09)% for the nine months ended September 30, 2019 and (0.01)% for the nine months ended September 30, 2018. The difference between the effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2019 and 2018 primarily relates to the valuation allowance on the Company’s deferred tax assets.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

8.	Income Taxes, continued

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

 As of September 30, 2019, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the nine months ended September 30, 2019 and 2018 was calculated on a jurisdiction basis.

9.	Commitments and Contingencies

Operating Leases

The Company rents its Beaverton, Oregon office under an operating lease, which was set to expire in October 2018. In July 2018, the Company extended its lease through October 31, 2020. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expense. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended September 30, 2019 and 2018 was $93,000 and $78,000, respectively. Rent expense for the nine months ended September 30, 2019 and 2018 was $282,000 and $257,000, respectively.

Future annual minimum lease payments under the non-cancelable operating lease as of September 30, 2019 are $90,000 and $304,000, respectively, for the years ending December 31, 2019 and 2020.

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

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

10.	Related Parties

Brett Moyer

Mr. Moyer has served as the Company’s President, Chief Executive Officer and a board member since the Company’s founding in August 2010. Effective February 28, 2018, Mr. Moyer agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Moyer received a warrant to purchase 9,058 shares of common stock at an exercise price of $5.40 and which accrued an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. In April 2018, the Company issued Mr. Moyer a $63,000 Series G Note, initially due June 15, 2018, in consideration for $50,000 of expenses incurred by Mr. Moyer. In June 2018, in consideration for extending the maturity date of the Series G Note to July 15, 2018, Mr. Moyer was granted a warrant to purchase 4,630 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, Mr. Moyer was granted a warrant to purchase 13,889 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $537,000 of principal under convertible promissory notes, and all accrued interest, was automatically converted into a total of 157,881 shares of common stock and the warrants issued in connection with the Series G Notes had their exercise price adjusted to $3.00. As of September 30, 2019 and December 31, 2018, Mr. Moyer was owed $0 of principal under convertible promissory notes and owned 1.6% and 1.5% of the outstanding shares of the Company’s common stock respectively.

Michael Fazio

Mr. Fazio is the chairman of MARCorp Financial LLC, a private equity firm located in Illinois. Mr. Fazio served as a member of the Company’s board of directors from May 2017 to June 2019. On May 17, 2017, the Company entered into a securities purchase agreement with MARCorp Signal, LLC, pursuant to which the Company borrowed a total of $5,000,000 from MARCorp Signal, LLC in consideration for the Series E Convertible Note. MARCorp Signal, LLC is a wholly-owned subsidiary of MARCorp Financial LLC. In connection with such borrowings, MARCorp Signal, LLC was issued a warrant to purchase 2,614,381 of the Company’s common units, which warrant was exercisable at $4.50 per unit and had a five-year life. On November 30, 2017, MARCorp Signal, LLC’s Series E Convertible Note was repaid by the Company in full. Pursuant to a settlement agreement that the Company entered into with MARCorp Signal, LLC on July 25, 2018, a warrant to purchase an aggregate of 487,864 shares of common stock was issued to MARCorp Signal, LLC, and following the Company’s IPO, the exercise price of the warrants issued in connection with the Series E Convertible Note became $3.00. On June 19, 2019, Mr. Fazio notified the Company of his decision to resign from the Company’s board of directors effective June 19, 2019. Mr. Fazio resigned to focus on managing MARCorp Financial LLC and not due to any disagreement between the Company and Mr. Fazio, or any matter related to the Company s operations, policies or practices. As of September 30, 2019 and December 31, 2018, Mr. Fazio was owed $0 of principal under convertible promissory notes and owned less than 1% of the outstanding shares of the Company’s common stock.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

10.	Related Parties, continued

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak has been a member of the Company’s board of directors since September 2015. Alexander Capital, L.P. has acted as the lead investment bank in a number of the Company’s private financings. Effective February 28, 2018, Mr. Gazdak agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Gazdak received a warrant to purchase 1,569 shares of common stock at an exercise price of $5.40 and accrued an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remains outstanding. On July 25, 2018, in connection with the Company’s IPO, $21,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 5,647 shares of common stock. As of September 30, 2019 and December 31, 2018, Mr. Gazdak was owed $0 of principal under convertible promissory notes and owned less than 1% of the outstanding shares of the Company’s common stock.

The Company signed an engagement letter with Alexander Capital, L.P. in August of 2014 (“August 2014 Engagement Letter”), under which Alexander Capital, L.P. earned a fee on total investments by its clients. Alexander Capital, L.P. earned fees of $200,000 and $321,000 for the three and nine months ended September 30, 2018, respectively, under the August 2014 Engagement Letter. As of September 30, 2019, Alexander Capital, L.P. has been issued warrants to purchase a total of 588,391 shares of common stock, exercisable at prices between $3.30 and $5.40 per share and for five years from the date of issuance, under the August 2014 Engagement Letter. The August 2014 Engagement Letter was terminated upon the completion of the IPO.

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

The Company signed an engagement letter with Alexander Capital, L.P. in April of 2019 (“April 2019 Engagement Letter”), under which Alexander Capital, L.P. earns a fee on total investments by its clients. Alexander Capital, L.P. earned fees of $0 and $80,000 for the three and nine months ended September 30, 2019, respectively, under the April 2019 Engagement Letter. As of September 30, 2019, Alexander Capital, L.P. has been issued warrants to purchase a total of 40,816 shares of common stock at an exercise price of $2.18 per share, under the April 2019 Engagement Letter. The warrant is fully vested and exercisable after October 18, 2019 through April 18, 2024.

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

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

10.	Related Parties, continued

Brian Herr

Mr. Herr has been a member of the Company’s board of directors since February 2018. Mr. Herr is Chief Investment Officer and Co-Head of Structured Credit and Asset Finance for the Medalist Partners platform (f/k/a Candlewood Structured Strategy Funds) and serves as a co-portfolio manager for the Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP (collectively, the “Medalist Funds”). Mr. Herr was granted a seat on the Company’s board of directors pursuant to a securities purchase agreement, dated as of November 30, 2017, between the Company and the Medalist Funds, pursuant to which the Company also issued to the Medalist Funds an aggregate of $2,000,000 Series F Convertible Notes, due June 30, 2018, which was later amended to extend the maturity date to July 25, 2018, and warrants to purchase an aggregate of 222,222 shares of our common stock. In addition, between April 20, 2018 and June 29, 2018, the Company issued an aggregate of $2,438,000 of Series G Notes due July 15, 2018, as amended to the Medalist Funds and warrants to purchase an aggregate of 180,570 shares of our common stock. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, the Medalist Funds were granted a warrant to purchase 541,666 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $3,950,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 1,950,348 shares of common stock and the exercise price of the warrants issued in connection with the Series G Notes became $3.00. As of September 30, 2019 and December 31, 2018, the Medalist Funds were owed $0 of principal under convertible promissory notes and owned 9.6% and 12.7% of the outstanding shares of the Company’s common stock, respectively.

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

For the three and nine months ended September 30, 2019 and 2018
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

 In connection with the Howse Agreement, the Company is also party to the Deferred Shares Agreement, entered into as January 4, 2019 (the “Deferred Shares Agreement”), pursuant to which the Company granted Mr. Howse up to 400,000 deferred shares under the LTIP (the “Deferred Shares”). Pursuant to such agreement, if a Fundamental Transaction has not occurred within 180 days of the earlier of the date on which Mr. Howse no longer serves (i) as our interim chief strategy officer or (ii) on our board of directors, all of the Deferred Shares shall be forfeited and Mr. Howse will have no further rights to such shares. Pursuant to such agreement, the Deferred Shares shall vest immediately prior to a Fundamental Transaction, and the number of Deferred Shares that shall vest is based on the consideration paid for the Company in such transaction, which number of Deferred Shares that shall vest to double in the event that the Company does not incur general expenses (as defined). As of September 30, 2019, Mr. Howse has vested warrants to purchase 110,000 shares of common stock and owns 0% of the outstanding shares of the Company’s common stock.

Helge Kristensen

Mr. Kristensen has served as a member of the Company’s board of directors since 2010. Mr. Kristensen serves as vice president of Hansong Technology, an original device manufacturer of audio products based in China, president of Platin Gate Technology (Nanjing) Co. Ltd, a company with focus on service-branding in lifestyle products as well as pro line products based in China and co-founder and director of Inizio Capital, an investment company based in the Cayman Islands. Effective February 28, 2018, Inizio Capital and Hansong Technology agreed to extend the maturity dates of the Five February 2016 Note and the December 2015 Note, respectively to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extensions, Inizio Capital and Hansong Technology received warrants to purchase 1,341 and 942 shares of common stock, respectively, at an exercise price of $5.40. On July 25, 2018, in connection with the Company’s IPO, $50,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 27,923 shares of common stock. In August 2019, the Company issued Hansong Technology a purchase order in the amount of $360,000, to purchase wireless audio speaker systems, for delivery in the fourth quarter of 2019. As of September 30, 2019 and December 31, 2018, affiliates of Mr. Kristensen were owed $0 of principal under convertible promissory notes and owned less than 1.0% of the outstanding shares of the Company’s common stock.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

10.	Related Parties, continued

Significant Shareholders

In January 2017, Carl E. Berg invested the aggregate sum of $300,000 in the Company’s Series D Convertible Note financing described in Note 5 of the Notes to the Consolidated Financial Statements and was granted a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40. Effective February 28, 2018, Mr. Berg agreed to extend the maturity date of his Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Mr. Berg received a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40 and accrued an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remained outstanding. In addition, Mr. Berg agreed to extend the maturity date of his various other convertibles notes to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extensions, Mr. Berg received warrants to purchase a total of 25,965 shares of common stock at an exercise price of $5.40. On July 25, 2018, in connection with the Company’s IPO, $1,479,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 464,687 shares of common stock. As of September 30, 2019 and December 31, 2018, Mr. Berg was owed $0 of principal under convertible promissory notes and owned 7.9% and 10.4% of the outstanding shares of the Company’s common stock, respectively.

In November 2017, Lisa Walsh invested $6,500,000 in the Company’s Series F Convertible Note financing and was issued warrants to purchase 722,222 shares of common stock at an exercise price of $5.40 per share. Effective February 28, 2018, Ms. Walsh agreed to extend the maturity date of her Series D Convertible Note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018. In connection with the maturity date extension, Ms. Walsh received a warrant to purchase 112,419 shares of common stock at an exercise price of $5.40 and accrued an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Note remained outstanding. In May 2018, the Company issued Ms. Walsh a $288,000 Series G Note, initially due June 15, 2018. In June 2018, in consideration for extending the maturity date of the Series G Note to July 15, 2018, Ms. Walsh was granted a warrant to purchase 23,150 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. In July 2018, in consideration for the extension of the Series G Note maturity date to July 25, 2018 and the agreement to make the Series G Note automatically convertible, Ms. Walsh was granted a warrant to purchase 69,444 shares of common stock at an exercise price equal to the lesser of (i) $4.50 or (ii) the price per share of common stock sold in the Company’s IPO, multiplied by 60%. On July 25, 2018, in connection with the Company’s IPO, $8,330,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 2,938,650 shares of common stock and the exercise price of the warrants issued in connection with the Series G Notes became $3.00. On April 18, 2019, Ms. Walsh agreed to purchase 250,000 shares of our Series A Preferred Stock in consideration for $1,000,000. Ms. Walsh was granted a warrant to purchase 255,102 shares of our common stock at an exercise price of $1.98 per share. As of September 30, 2019 and December 31, 2018, Ms. Walsh was owed $0 of principal under convertible promissory notes and owned 20.0% and 26.4% of the outstanding shares of the Company’s common stock, respectively. In addition, Ms. Walsh owns 100% of the Company’s Series A Preferred Stock.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

11.	Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
United States	$-	$5	$3	$7
Europe	94	178	381	354
Asia Pacific	325	202	852	685
Total	$419	$385	$1,236	$1,046

Substantially all of our long-lived assets are located in the United States.

12.	Subsequent Events

Warrant Amendment and Exercise Agreements

Between October 2 and October 8, 2019, the Company and certain holders (the “Holders”) of the Original Warrants, including the Company’s Series D common stock warrants, Series F common stock warrants (the “Series F Warrants”) and Series G common stock warrants (the “Series G Warrants”), entered into Warrant Amendment Agreements, pursuant to which the Company agreed to reduce the exercise price of each Original Warrant to $0.80 (the “Reduced Exercise Price”), and for each Original Warrant exercised by a Holder at the Reduced Exercise Price, the Company agreed to reduce the exercise price of Original Warrants to purchase up to an equivalent number of shares of common stock (the “Amended Warrants”) to $0.79 (the “Amended Exercise Price”). The Company entered into Warrant Amendment Agreements with 24 Holders, under which Original Warrants were exercised for a total of 1,044,861 shares of common stock and the Company received gross proceeds of $836,000. Remaining Original Warrants for 1,333,860 shares of common stock had their exercise price adjusted to the Amended Exercise Price of $0.79.

In connection with the Warrant Amendment Agreement entered into with the Medalist Funds, the Company also executed Amendment No. 1 to the Series F Warrants held by the Medalist Funds (the “Series F Warrant Amendment”), pursuant to which each such Series F Warrant was further amended to add, among other things, fundamental transaction and subsequent rights offerings provisions as well as a 9.99% beneficial ownership limitation (the “Beneficial Ownership Limitation”).

Pursuant to Warrant Amendment Agreements entered into with the Medalist Funds, with respect to the Series F Warrants and Series G Warrants, if the exercise of an Original Warrant at the Reduced Exercise Price would cause each of the Medalist Funds to exceed the Beneficial Ownership Limitation, in lieu of receiving such number of shares of common stock in excess of the Beneficial Ownership Limitation, the Company will only issue such number of shares of common stock to each of the Medalist Funds as would not cause each of the Medalist Funds to exceed the maximum number of shares of common stock permitted under the Beneficial Ownership Limitation, and each of the Medalist Funds shall be issued, at an exercise price equal to the Reduced Exercise Price less $0.01 per share, pre-funded common stock warrants covering such number of shares of common stock as would otherwise have been in excess of the Beneficial Ownership Limitation (the “Pre-Funded Warrants”). In connection with such exercises, the Medalist Funds were issued Pre-Funded Warrants to purchase an aggregate of 414,364 shares of common stock. The Company received aggregate gross proceeds of approximately $327,000 in connection with the Pre-Funded Warrants.

Additionally, pursuant to the Warrant Amendment Agreements, the Company agreed to prepare and file with the SEC, as soon as practicable, but in no event later than November 4, 2019, a registration statement on Form S-3 to register all shares of common stock received by the Holders upon exercise of any Warrant (as defined in the Warrant Amendment Agreements) and all shares of common stock underlying the Original Warrants (as defined in the Warrant Amendment Agreements).

From November 3, 2019 to November 6, 2019, the Company entered into settlement agreements (the “Settlement Agreements”) with (i) each of the Holders, other than the Medalist Funds, pursuant to which it agreed to issue such Holders an aggregate of 152,944 additional shares of common stock, and (ii) the Medalist Funds, pursuant to which it agreed to pay the Medalist Funds an aggregate of $47,223 in cash, with such shares and cash meant to compensate such Holders for the difference between the Amended Exercise price and the lower priced shares that were offered to investors in connection with the Registered Direct Offering (as defined below). In addition, pursuant to the Settlement Agreements, the Company and the Holders agreed to extend the date by which the Company would file a registration statement on Form S-3 to register all shares of common stock received by the Holders upon exercise of any Warrant (as defined in the Warrant Amendment Agreements) and all shares of common stock underlying the Original Warrants (as defined in the Warrant Amendment Agreements) from November 4, 2019 to November 18, 2019.

Summit Wireless Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018
(unaudited)

12.	Subsequent Events, continued

Registered Direct Offering and Underwriting Agreement

On October 16, 2019, the Company closed a registered direct offering with certain institutional investors for 2,500,000 registered common shares (the “Shares”) priced at $0.70 per share (the “Registered Direct Offering”). The Registered Direct Offering was registered and the Shares were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-233433) (the “Registration Statement”), which was initially filed with the SEC on August 23, 2019, and was declared effective on September 6, 2019, and the related base prospectus included in the Registration Statement, as supplemented by the preliminary prospectus supplement dated October 16, 2019 (the “Prospectus Supplement”). In connection with the Registered Direct Offering, the Company issued its shares of common stock for gross proceeds of approximately $1,800,000. The Company intends to use the net proceeds of approximately $1,400,000 from the offering for working capital purposes.

Nasdaq Notification

On October 16, 2019, the Company received a written notification (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price of the Company’s common stock was below $1.00 per share for the previous thirty (30) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180 calendar day compliance period, or until April 13, 2020, to regain compliance with Nasdaq’s minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on Nasdaq. To regain compliance, the closing bid of the common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during such 180 calendar day grace period. If the Company is not in compliance by April 13, 2020, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the minimum bid price requirements. In addition, the Company would be required to notify Nasdaq of its intent to cure such minimum bid price deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting. The Company intends to monitor the closing bid price for its common stock between now and April 13, 2020, and will consider available options to resolve the Company’s noncompliance with Nasdaq’s minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with such minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

On October 16, 2019, the Company closed a registered direct offering with certain institutional investors of an aggregate of 2,500,000 shares of its common stock (the “Shares”), priced at $0.70 per share (the “Registered Direct Offering”). The Registered Direct Offering was registered and the Shares were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-233433) (the “Registration Statement”), which was initially filed with the SEC on August 23, 2019, and was declared effective on September 6, 2019, and the related base prospectus included in the Registration Statement, as supplemented by the preliminary prospectus supplement dated October 16, 2019 (the “Prospectus Supplement”). In connection with the Registered Direct Offering, the Company issued its shares of common stock for gross proceeds of approximately $1,800,000. The Company intends to use the net proceeds of approximately $1,400,000 from the offering for working capital purposes.

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Revenue

Revenue for the three months ended September 30, 2019 was $419,000, an increase of $34,000 or 9%, compared to the same period of 2018. The increase in revenue was attributable to higher module sales.

Revenue for the nine months ended September 30, 2019 was $1,236,000, an increase of $190,000 or 18%, compared to the same period of 2018. The increase in revenue was attributable to higher module sales.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the three months ended September 30, 2019 was $387,000, a decrease of $26,000, compared to the same period of 2018. Cost of revenue decreased as a result of decreased salary, incentive compensation and benefit expenses of approximately $35,000, decreased facility allocation charges of $9,000 and increased overhead capitalization of $20,000, partially offset by the $31,000 increase as a direct result of the increased revenue between comparable time periods.

Cost of revenue for the nine months ended September 30, 2019 was $1,124,000, a decrease of $120,000, compared to the same period of 2018. Cost of revenue decreased as a result of decreased salary and benefit expenses of $115,000, as two employees transferred to our research and development department, increased overhead capitalization of $60,000, reduced facility allocation charges of $34,000 and reduced stock compensation charges of approximately $24,000, partially offset by the $97,000 increase as a direct result of the increased revenue between comparable time periods.

Research and development

Research and development expenses for the three months ended September 30, 2019 were $1,429,000, an increase of $387,000, compared to the same period of 2018. The increase in research and development expenses is primarily related to increased salary, incentive compensation and benefit expenses of approximately $92,000, between comparison periods, increased consulting fees of $126,000, increased direct material and prototype expenses of $84,000 and increased facility allocation charges of $64,000 due to the additional headcount.

Research and development expenses for the nine months ended September 30, 2019 were $4,195,000, an increase of $555,000, compared to the same period of 2018. The increase in research and development expenses is primarily related to increased salary and benefit expenses of $315,000, as we increased our average headcount by two employees, increased consulting expenses of $551,000, increased facility allocation charges of $194,000 due to the additional headcount, increased direct material and prototype expenses of $92,000 and additional recruiting fees of $29,000, partially offset by decreased stock compensation charges of approximately $657,000.

Sales and marketing

Sales and marketing expenses for the three months ended September 30, 2019 were $694,000, an increase of $14,000, compared to the same period of 2018. The increase in sales and marketing expenses is primarily related to increased salary, incentive compensation and benefit expenses of $200,000, as we increased our average headcount by three employees, increased stock compensation charges of $11,000, increased travel and public relation expenses of approximately $28,000 each, partially offset by reduced consulting fees of approximately $240,000, which includes $154,000 of decreased stock compensation charges.

Sales and marketing expenses for the nine months ended September 30, 2019 were $2,119,000, an increase of $58,000, compared to the same period of 2018. The increase in sales and marketing expenses is primarily related to increased salary and benefit expenses of $535,000, as we increased our average headcount by three employees, increased travel, tradeshow and public relation expenses of $52,000, $16,000 and $75,000, respectively, partially offset by decreased stock compensation charges of approximately $360,000 and decreased consulting expenses of $142,000, which includes decreased stock compensation expenses.

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 were $588,000, a decrease of $624,000, compared to the same period of 2018. The decrease in general and administrative expenses is primarily related to decreased investor relation expenses of $593,000, which includes $469,000 of stock compensation charges, and decreased legal fees of $68,000 as we concluded an initial public offering in July 2018, partially offset by increased accounting fees of $26,000.

General and administrative expenses for the nine months ended September 30, 2019 were $1,860,000, a decrease of $1,000,000, compared to the same period of 2018. The decrease in general and administrative expenses is primarily related to decreased stock compensation charges of approximately $809,000, decreased investor relation stock compensation charges of $266,000, partially offset by increased salary and benefit expenses of $46,000 and increased investor relations fees of $126,000.

Interest Expense

Interest expense for the three months ended September 30, 2019 was $0, compared to $14,171,000 for the same period of 2018. Interest expense for the three months ended September 30, 2018 was due to the amortization of debt discount charges and interest expense associated with the convertible debt outstanding as of July 25, 2018, the date of the Company’s initial public offering. No interest expense was booked in the three months ended September 30, 2019, as the Company had no outstanding debt.

Interest expense for the nine months ended September 30, 2019 was $0, compared to $33,502,000 for the same period of 2018. Interest expense for the nine months ended September 30, 2018 was due to the amortization of debt discount charges and interest expense associated with the convertible debt outstanding as of July 25, 2018, the date of the Company’s initial public offering. No interest expense was booked in the nine months ended September 30, 2019, as the Company had no outstanding debt.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended September 30, 2019 resulted in a gain of $18,000, compared to an expense of $3,878,000 in the same period of 2018. The gain for the three months ended September 30, 2019 was due to the decrease in our common stock price during the period. The expense for the three months ended September 30, 2018 was due to the increase in our common stock price, as we prepared for and then concluded an initial public offering on July 25, 2018, which led to an increase in the fair value of the warrants.

Change in fair value of warrant liability for the nine months ended September 30, 2019 resulted in a gain of $193,000, compared to an expense of $8,127,000 during the same period of 2018. The gain for the nine months ended September 30, 2019 was due to the decrease in our common stock price during the period. The expense for the nine months ended September 30, 2018 was due to the increase in our common stock price as we prepared for and then concluded an initial public offering on July 25, 2018, which led to an increase in the fair value of the warrants.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability for the three months ended September 30, 2019 was $0, compared to an expense of $10,908,000 in the same period of 2018. The $10,098,000 expense recorded in the three months ended September 30, 2018 was related to the fair value of the embedded conversion feature included in nearly all of the Company’s outstanding convertible notes as of July 25, 2018, the date of our initial public offering.

Change in fair value of derivative liability for the nine months ended September 30, 2019 resulted in an expense of $171,000, compared to an expense of $14,294,000 in the same period of 2018. The $171,000 expense recorded in the nine months ended September 30, 2019 was related to the change in fair value of the embedded conversion feature included in the Company’s Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) as of September 30, 2019. The $14,294,000 expense recorded in the nine months ended September 30, 2018 was related to the fair value of the embedded conversion feature included in nearly all of the Company’s outstanding convertible notes as of July 25, 2018, the date of our initial public offering.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2019 were $284,000, compared to $3,218,000 as of December 31, 2018. The decrease in cash and cash equivalents during the nine months ended September 30, 2019 was directly related to the use of cash to fund operations and working capital requirements, partially offset by the April 2019 offering and sale of Series A Preferred Stock, whereby the Company raised net proceeds of $920,000 and the Public Offering, under which the Company raised net proceeds of $4,664,000.

We incurred a net loss of $8,097,000 for the nine months ended September 30, 2019 and used net cash in operating activities of $8,454,000. For the nine months ended September 30, 2018, we incurred a net loss of $64,617,000 and used net cash in operating activities of $7,086,000. Excluding non-cash adjustments, the primary reasons for the use of net cash from operating activities during the nine months ended September 30, 2019 was related to the increase in inventories and prepaid expenses and other assets of $653,000 and $481,000, respectively, offset partially by the increase in accounts payable and accrued liabilities of $164,000 and $187,000, respectively.

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

During the nine months ended September 30, 2019, the Company did not borrow any funds. During the nine months ended September 30, 2018, the Company borrowed $7,519,000 from secured lenders, receiving net proceeds of $7,018,000 after issuance costs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2019, the Company granted warrants to purchase up to 40,000 shares of common stock to Lippert/Heishorn Associates Inc. The warrants have an exercise price of $1.24 per share and are fully vested. The fair value of the warrants at issuance was $23,000. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.16, expected dividend yield 0%, expected volatility 58%, risk-free interest rate 1.88% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

On August 14, 2019, the Company granted warrants to purchase up to 50,000 shares of common stock to DFC Advisory Services, LLC. The warrants have an exercise price of $1.31 per share and are fully vested. The fair value of the warrants at issuance was $23,000. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.01, expected dividend yield 0%, expected volatility 58%, risk-free interest rate 1.51% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

On September 9, 2019, as a material inducement to George Oliva’s acceptance of employment as the Company’s Chief Financial Officer, the Company issued Mr. Oliva 150,000 shares of restricted stock of the Company (the “Stock Award”). The Stock Award was approved by the compensation committee of the Company’s board of directors and such shares were issued in accordance with Nasdaq Listing Rule 5635(c)(4) outside of the Company’s 2018 Long-Term Stock Incentive Plan. Such shares will vest equally over a period of four years, with the first tranche to vest on September 1, 2020, and in the event that Mr. Oliva is terminated within one year of a change in control of the Company (defined as over a 50% change in ownership of the Company) or his role is diminished as a result of such change in control, all incentive equity compensation granted to him will fully accelerate and vest.

The sales and the issuances of the shares of warrants and restricted shares of common stock issued to the consultants and Mr. Oliva, as applicable, described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). We made this determination based on the representations of each investor which included, in pertinent part, that each such investor was either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each investor that (i) such investor acquired the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investor had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon these exemptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Warrant Amendment and Exercise Agreements

Between October 2 and 8, 2019, the Company and certain holders (the “Holders”) of the Company’s common stock purchase warrants with exercise prices between $3.00 an $5.40, including the Company’s Series D common stock purchase warrants, Series F common stock purchase warrants (the “Series F Warrants”) and Series G common stock purchase warrants (the “Series G Warrants”) (all such warrants, collectively, the “Original Warrants”), entered into warrant amendment and exercise agreements (the “Warrant Amendment Agreements”), pursuant to which the Company agreed to reduce the exercise price of each Original Warrant to $0.80 (the “Reduced Exercise Price”), and for each Original Warrant exercised by a Holder at the Reduced Exercise Price, the Company agreed to reduce the exercise price of Original Warrants to purchase up to an equivalent number of shares of common stock (the “Amended Warrants”) to $0.79 (the “Amended Exercise Price”). The Company entered into Warrant Amendment Agreements with 24 Holders, under which Original Warrants were exercised for a total of 1,044,861 shares of common stock and the Company received gross proceeds of $836,000. Remaining Original Warrants for 1,333,860 shares of common stock had their exercise price adjusted to the Amended Exercise Price of $0.79.

In connection with the Warrant Amendment Agreement entered into with the Medalist Funds, the Company also executed Amendment No. 1 to the Series F Warrants held by the Medalist Funds (the “Series F Warrant Amendment”), pursuant to which each such Series F Warrant was further amended to add, among other things, fundamental transaction and subsequent rights offerings provisions as well as a 9.99% beneficial ownership limitation (the “Beneficial Ownership Limitation”).

Pursuant to Warrant Amendment Agreements entered into with the Medalist Funds, with respect to the Series F Warrants and Series G Warrants, if the exercise of an Original Warrant at the Reduced Exercise Price would cause each of the Medalist Funds to exceed the Beneficial Ownership Limitation, in lieu of receiving such number of shares of common stock in excess of the Beneficial Ownership Limitation, the Company will only issue such number of shares of common stock to each of the Medalist Funds as would not cause each of the Medalist Funds to exceed the maximum number of shares of common stock permitted under the Beneficial Ownership Limitation, and each of the Medalist Funds shall be issued, at an exercise price equal to the Reduced Exercise Price less $0.01 per share, pre-funded common stock purchase warrants covering such number of shares of common stock as would otherwise have been in excess of the Beneficial Ownership Limitation (the “Pre-Funded Warrants”). In connection with such exercises, the Medalist Funds were issued Pre-Funded Warrants to purchase an aggregate of 414,364 shares of common stock. The Company received aggregate gross proceeds of approximately $1,163,000 from the transactions described herein from all of the Holders.

Additionally, pursuant to the Warrant Amendment Agreements, the Company agreed to prepare and file with the SEC, as soon as practicable, but in no event later than November 4, 2019, a registration statement on Form S-3 to register all shares of common stock received by the Holders upon exercise of any Warrant (as defined in the Warrant Amendment Agreements) and all shares of common stock underlying the Original Warrants (as defined in the Warrant Amendment Agreements).

From November 3, 2019 to November 6, 2019, the Company entered into settlement agreements (the “Settlement Agreements”)  with (i) each of the Holders, other than the Medalist Funds, pursuant to which it agreed to issue such Holders an aggregate of 152,944 additional shares of common stock, and (ii) the Medalist Funds, pursuant to which it agreed to pay the Medalist Funds an aggregate of $47,223.20 in cash, with such shares and cash meant to compensate such Holders for the difference between the Amended Exercise price and the lower priced shares that were offered to investors in connection with the Registered Direct Offering (as defined below). In addition, pursuant to the Settlement Agreements, the Company and the Holders agreed to extend the date by which the Company would file a registration statement on Form S-3 to register all shares of common stock received by the Holders upon exercise of any Warrant (as defined in the Warrant Amendment Agreements) and all shares of common stock underlying the Original Warrants (as defined in the Warrant Amendment Agreements) from November 4, 2019 to November 18, 2019.

Registered Direct Offering and Underwriting Agreement

On October 16, 2019, the Company closed a registered direct offering with certain institutional investors of an aggregate of 2,500,000 shares of its common stock (the “Shares”), priced at $0.70 per share (the “Registered Direct Offering”). The Registered Direct Offering was registered and the Shares were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-233433) (the “Registration Statement”), which was initially filed with the Securities and Exchange Commission on August 23, 2019, and was declared effective on September 6, 2019, and the related base prospectus included in the Registration Statement, as supplemented by the preliminary prospectus supplement dated October 16, 2019 (the “Prospectus Supplement”). In connection with the Registered Direct Offering, the Company issued its shares of common stock for gross proceeds of approximately $1,800,000. The Company intends to use the net proceeds of approximately $1,400,000 from the offering for working capital purposes.

Nasdaq Notification

On October 16, 2019, the Company received a written notification (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price of the Company’s common stock was below $1.00 per share for the previous thirty (30) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180 calendar day compliance period, or until April 13, 2020, to regain compliance with Nasdaq’s minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on Nasdaq. To regain compliance, the closing bid of the common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during such 180 calendar day grace period. If the Company is not in compliance by April 13, 2020, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the minimum bid price requirements. In addition, the Company would be required to notify Nasdaq of its intent to cure such minimum bid price deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting. The Company intends to monitor the closing bid price for its common stock between now and April 13, 2020, and will consider available options to resolve the Company’s noncompliance with Nasdaq’s minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with such minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

Nominating Committee Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant
4.2	Form of Amendment No. 1 to Warrant to Purchase Common Stock
10.1	Form of Series F Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds
10.2	Form of Series G Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds
10.3	Form of Warrant Amendment and Exercise Agreement by and between the Company and certain other holders of the Company’s common stock purchase warrants
10.4	Form of Warrant Settlement Agreement by and between the Company and certain holders of the Company’s common stock purchase warrants
10.5	Form of Warrant Settlement Agreement by and between the Company and the Medalist Funds
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Wireless Technologies, Inc.

Date: November 14, 2019	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2019	By:	/s/ George Oliva
George Oliva
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant
4.2	Form of Amendment No. 1 to Warrant to Purchase Common Stock
10.1	Form of Series F Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds
10.2	Form of Series G Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds
10.3	Form of Warrant Amendment and Exercise Agreement by and between the Company and certain other holders of the Company’s common stock purchase warrants
10.4	Form of Warrant Settlement Agreement by and between the Company and certain holders of the Company’s common stock purchase warrants
10.5	Form of Warrant Settlement Agreement by and between the Company and the Medalist Funds
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.