Form 10-K
period 2019-12-31
Summit Wireless Technologies, Inc.
filed 2020-03-25
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

6840 Via Del Oro Ste. 280

San Jose, CA 95119

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (408) 627-4716

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.0001	The Nasdaq Capital Market

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $13,403,000 based on the closing price of $1.16 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 26,743,765 shares of its common stock outstanding as of March 20, 2020.

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

Overview

We believe that the future of audio technology is in wireless devices and that Summit is well positioned to deliver best-in-class immersive wireless sound technology for intelligent devices and next generation home entertainment systems. We currently sell modules which wirelessly transmit and receive audio directly to speakers. Additionally, we plan to license our proprietary software technology, currently embedded in our wireless modules, to other companies who can then embed our technology into other Wi-Fi enabled smart devices. The segment of the wireless audio market that Summit focuses on is comprised of scalable multichannel solutions with levels of latency that are low enough to synchronize with video. The term multichannel refers to the use of multiple audio tracks to reconstruct a sound field using multiple speakers.

As part of the effort to grow the wireless multichannel home audio segment, Summit was a founding member of the WiSA Association, an association dedicated to providing industry leadership and consumer choice through interoperability testing between brands. There are currently over 60 brands participating in the WiSA Association. Products certified and marked with a WiSA Association logo have been tested to interoperate. This preserves consumer choice by enabling consumers to choose different wireless transmitting products across different brands where audio is decoded with speakers that have the WiSA Association logo displayed. Our marketing strategy focuses on, what we believe, are two emerging wireless audio market needs: better audio quality and lower signal latency. Summit currently sells custom semiconductor chips and wireless modules to a growing list of consumer electronics customers, including major brands in the consumer electronic industry. We believe that a growing adoption of our technology by leaders in this industry will revolutionize the way people experience media content through their mobile devices, televisions (“TVs”), game consoles and personal computers (“PCs”).

Our Business Focus

Our primary business focus is to enable mainstream consumers and audio enthusiasts to experience high quality wireless audio. We intend to continue selling our proprietary wireless modules to consumer electronics companies while also expanding our focus to implement a lower cost solution by porting our software onto commercially available internet of things (“IoT”) modules with integrated Wi-Fi technology.

Industry Background

The primary growth segments for in home entertainment have been “Bluetooth” stereo accessories which include single speakers, headsets, and more recently, “multi-room” stereo speakers that use your home’s Wi-Fi network to stream audio throughout the house. The information contained in or accessible through the foregoing website is not part of this prospectus, or the registration statement of which this prospectus forms a part, and is for informational purposes only.

Our Technology

Our technology addresses some of the main issues that we perceive are hindering the growth of the home theater: complexity and cost. We believe that consumers want to experience theater quality surround sound from the comfort of their homes. However, wired home theater systems often require expensive audio-visual (“AV”) receivers to decode the audio stream, leaving the consumer with the burden of concealing the wires. Hiring a professional to hide the wires into the walls or floor is invasive, complicated, costly and time consuming. Further, people that rent as opposed to own may not be able to install these systems as the installation construction needed may not be permitted under a lease agreement. Our first-generation wireless technology addresses these problems by transmitting wireless audio to each speaker at Blu-ray quality (uncompressed 24-bit audio up to 96 kHz sample rates) and emphasizing ease of setup. To our knowledge, Summit’s custom chips and modules technology is one of the only technologies available today that can stream up to eight (8) separate wireless audio channels with low latency, removing lip-sync issues between the audio and video sources. In addition, every speaker within a system that utilizes our technology can be synchronized to less than one microsecond, thus eliminating phase distortion between speakers. Summit’s first-generation technology shows that wireless home theater systems are viable home audio solutions for the average consumer and audio enthusiast alike.

Summit is currently developing certain proprietary software for which patent applications have been submitted that we believe will allow us to enable smart devices that have Wi-Fi and video media to deliver surround sound audio. A prototype version of our software technology has been demonstrated to select customers (pursuant to confidentiality agreements) at recent Consumer Electronics Shows in Las Vegas, Nevada. Our goal is to commercialize a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost systems on a chip (“SOC”) and modules, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

WiSA Association

Our wholly-owned subsidiary, WiSA, LLC, operates the WiSA Association, which is an association comprised of brands, manufacturers, and influencers within the consumer electronics industry, all of which agree that a standardized method of interoperability between wireless audio components should exist, and most of which believe that products should be brought to market with this goal in mind. The WiSA Association creates, maintains and manages specifications for wireless interoperability that are available to all association members. For products with a WiSA Association certification, the WiSA Association also creates, maintains and manages testing criteria and specifications for all products to be listed, marketed and sold. WiSA-certification is an industrywide “stamp of approval” certifying that a product is interoperable with other products in the WiSA ecosystem and has passed several high-performance tests ensuring interoperability and wireless performance standards are met. As the sole owner of WiSA, LLC, we certify all WiSA Association products.

In 2018, the Company introduced the WiSA ReadyTM certification. The WiSA Ready certification identifies entertainment sources – such as TVs, gaming systems or computers – that are equipped to deliver up to eight (8) channels of HD audio to WiSA-certified speakers when connected with a WiSA Universal Serial Bus (“USB”) transmitter. This program simplifies consumer set-up and reduces costs by replacing AV receivers or wireless hubs with a low-cost USB accessory. We believe that using WiSA Ready products allows consumers to more simply and conveniently enjoy wireless multi-channel sound, eliminating the clutter, wires and complicated installs generally required to create immersive audio experiences.

Currently, WiSA-certified products are required to use Summit modules in order to meet the standards set by the WiSA Association. As a result, WiSA Association members purchase modules from us in order to build their products to meet such standards.

Among WiSA-certified products, consumers will be able to outfit their home entertainment system with WiSA-certified speakers and components from any participating vendor with the assurance that the devices will interoperate and provide high quality wireless HD surround sound.

The WiSA Association manages logo usage and trademark guidelines, investigates alternative markets, connects brands to manufacturing resources, and, we believe, provides industry leadership in solving the challenges facing the home theater and commercial markets in the integration of wireless audio technology.

Modules

Summit has designed wireless modules that provide high performance wireless audio for our customers to integrate into their products, such as a speaker, TV, media hubs and USB or HDMI dongles. These modules include our custom semiconductors with our intellectual property (“IP”) built in as well as a Wi-Fi radio for communications. By designing and selling these modules, we can reduce our customers’ design expense, accelerate their time-to-market cycle, and reduce the cost of each module. Summit offers both a “TX” module to transmit the audio from a host device like a media hub, TV or dongle to WiSA-enabled speakers and an “RX” model for speakers that receive the wireless audio signal and processes it for audio play out.

Modules for Consumer Products

Summit’s TX modules are targeted for integration into TVs, AV receivers, media hubs and USB or HDMI dongles. Summit’s transmitter, with its integrated antenna, is designed to support rooms as large as 10-meters by 10-meters with uncompressed, 24-bit audio up to 96 kHz sample rate. The module supports a simple interface, with Inter-IC Sound (“I2S”) or USB audio and control. In addition, Summit’s technology has been approved by Digital Content Protection, LLC, the licensing agency for High-bandwidth Digital Content Protection, as an audio only output technology for retransmission of audio content.

Summit’s receiver interfaces to a digital amplifier and is designed to be integrated directly into a home theater speaker. The (4) printed circuit board (PCB) antennas simplify system integration while providing robust reception of 24-bit audio up to 96 kHz sample rates virtually anywhere within a 10-meter by 10-meter space. It supports one or two separate audio outputs via I2S. An optional interface on the receiver module can be enabled to configure the speaker type and provide volume/mute control at the speaker. Alternatively, the speaker type can be assigned at the factory for preconfigured Home Theater in a Box applications.

The Summit Opportunity

We believe that the following attributes: cost, mobility, video support, ease of installation and quality create a market opportunity for Summit’s technologies to be adopted by the consumer electronics industry as described further below.

Cost

We believe that the simplicity and cost structure of our current WiSA USB transmitter and upcoming embedded software solution will make our prices competitive for a wider range of applications, allowing consumer electronics companies to integrate our technology, while also delivering high quality audio.

Mobility

Mobile devices are popular for streaming video, gaming and using virtual reality applications. We believe that this is driving a need for an embedded high-fidelity wireless solution in the mobile device that can transmit audio to headsets or speakers within a room. Summit’s technology enables high quality wireless audio transmission from mobile devices.

Video Support

Wireless audio capable of supporting video has become a priority for consumers across a variety of high-volume multimedia platforms, including TV’s, smartphones, game consoles and set-top boxes. Video applications require audio and video to be perfectly synchronized in order to avoid lip-sync and speaker audio phase distortion issues. Summit’s technology prioritizes low latency and synchronization to less than one microsecond, thus practically eliminating phase distortion between speakers.

Ease of Installation

We believe that the home theater market has moved toward simplicity in recent years. The costly and inconvenient home theaters of the past have left consumers with a desire for audio systems that provide a simplified installation process. We believe that new audio systems, including the predominant sound bar system, are unable to provide high levels of performance, especially in the surround-sound market. Summit’s technology greatly simplifies the installation process of true surround-sound systems. This allows consumers to install a home theater system with the same amount of effort as a sound bar, but enjoy a far superior experience. We believe that an overwhelming majority of the content entering consumers’ homes through digital TV and streaming services is provided in a multi-channel format, which is why Summit’s goal is to facilitate enjoyment of true surround sound for both the everyday consumer and audio enthusiast.

In addition to easy installation, Summit modules provide consumers with a multitude of options, allowing customization of a home theater specific to each consumer, without being forced to stick with one brand of speaker. For example, our hope is that a consumer might start with a Summit enabled sound bar for their TV and then add a Summit enabled subwoofer. That same system can be easily upgraded to a variety of surround sound systems by simply adding more speakers. Our technology will allow consumers to upgrade an audio system or just one component of the system without the need to replace the entire system. Consumers can keep the original transmitter, sound bar, and subwoofer and integrate them seamlessly into a new system. Being able to outfit a home entertainment system with Summit-enabled speakers and components gives consumers the ability to express their individual preference and needs and provides the assurance that the devices will interoperate, delivering the highest standard in HD wireless surround sound.

Dissatisfaction with Bluetooth Performance and Quality

We believe that consumers want better performance and quality from their Bluetooth audio devices. For example, they may want headsets that stay connected over longer distances or products that offer better audio fidelity. By offering a solution that addresses these needs at a comparable price point to Bluetooth, we believe that we can build consumer demand for our technology.

Profitability of Audio Component Accessories

High-definition televisions (“HDTVs”) are getting thinner and it is becoming increasingly difficult to incorporate the latest electronic advances into such thin displays. We expect that eventually most of the electronics will be external to the display. We believe that the first physical feature to be removed from HDTVs will be the audio component, since there is very little room for quality speakers in today’s thin displays. We believe that HDTV manufacturers know that they need to provide an audio alternative. Additionally, since cost is a significant consideration, we believe that some manufacturers may offer external sound bars which will satisfy some consumers, but perhaps not the consumers who desire a high-quality audio alternative. We believe that these developments are creating an inflection point in the market, and manufacturers are looking to Summit’s technology to create a standard for wireless audio interoperability that will support a long-term product strategy for the successful development of high quality, wireless audio products. By designing speaker systems that incorporate Summit’s technology, consumer electronics companies will be able to sell easy-to-install surround sound audio solutions alongside TVs.

Enjoyment of improved audio on existing content

We believe that the growth in the number of video devices streaming multi-channel audio content, coupled with new 3D immersive sound experiences from Dolby’s ATMOS and DTS’ DTSx formats, will help propel the demand for wireless speakers well into the future.

Enjoyment of wireless audio without interference from other wireless signals

Having other devices nearby that also use the 5 GHz band should not affect the performance of a Summit-enabled audio system, as Summit’s technology can seamlessly switch to another frequency within the 5 GHz band. The 5 GHz U-NII spectrum utilized by Summit technology has up to 24 channels available that are constantly monitored for interference using the Dynamic Frequency Selection sub-band between 5.2 and 5.8 GHz. When interference is detected, the next channel, having been monitored for over one minute and confirmed for accessibility, is ready to be accessed and Summit-enabled devices switch seamlessly to that channel, without the user ever noticing or the audio experience being affected.

What Distinguishes Summit from its Competitors

Both the proprietary technology and the adoption of the technology by leaders in consumer electronics are differentiating factors for Summit. Management believes that Summit is one of the only companies with the technical capabilities of transmitting high resolution, low latency, and speaker synchronization of wireless audio capable of supporting up to 8 channels. Premium consumer brands, like Bang & Olufsen, Harman International, a division of Samsung and LG Electronics have begun to adopt our technology as a valued feature in performance products.

Category Defining Wireless Audio

Our wireless audio technology delivers 8 channels of uncompressed audio directly to the speakers in 24-bit and up to 96 kHz sample rates. This means that a consumer can experience audio exactly as it was mastered in the studio. Summit’s technology supports surround sound systems up to 7.1 or 5.1.2 for Dolby ATMOS configurations.

Alternative technologies such as, standard Bluetooth and WiFi protocols were not designed to transmit real-time audio synchronized to video. Standard Bluetooth and WiFi technologies work best for audio only applications when video is not a part of the listening experience. In audio only applications latency is less critical and can be buffered in memory to insure proper speaker synchronization even when audio data retransmissions are needed in today’s congested wireless environments. In video applications retransmissions add to latency. Standard Bluetooth and WiFi protocols have long variable latency that can exceed 50ms resulting in lip-sync issues and variable speaker synchronization making quality multichannel audio experience unachievable. A few custom software and or silicon based solutions exist today that improve performance, but compared to Summit, have longer latencies, lower performing speaker synchronization, and are limited to 2-4 audio channels and often limited to 16 bit CD quality audio.

Summit’s technology roadmap includes proprietary software, currently in development, that will support Wi-Fi protocol. This proprietary software has been designed to scale in audio channel count and sample rates even as Wi-Fi performance or network utilization changes.

Summit Customers

Summit currently sells wireless modules containing custom semiconductor chips to a growing list of consumer electronics customers, including major brands such as Axiim, Bang & Olufsen, Enclave Audio, Klipsch, LG, Harman International, a division of Samsung, Sharp, Savant and System Audio. We believe that the use of our products by well-known consumer electronics brands will provide an opportunity to create wireless audio products that are simple to install and perform at high levels. Brands such as Bang & Olufsen and Klipsch have chosen Summit technology to drive their wireless home audio/theater product assortments. We believe that their leadership has brought credibility to the technology and paved the way at retail for other brands to follow.

Our Strategy

Our goal is to establish and maintain a leadership position as the ubiquitous standard for hi-fidelity wireless, multi-channel audio. To obtain and enhance our position as the leading standard in the audio space, we intend to:

●	improve recognition of our Summit brand and the WiSA Association standard brand;

●	provide excellent products and services to our customers and members;

●	make sure our technology is accessible to many consumers by having our technology in consumer electronics devices that sell at a variety of price points;

●	expand market awareness of wireless multi-channel hi-fidelity audio experience availability;

●	reduce hardware costs;

●	enhance and protect our IP portfolio;

●	invest in highly qualified personnel; and

●	build innovative products alongside the world’s leading consumer electronics companies.

We currently sell our modules in relatively small quantities. As new customers introduce Summit-enabled products and current customers introduce second and third generation Summit-enabled products, we expect that orders for our modules will increase proportionally. With larger orders, we believe that we can take advantage of economies of scale and improve our gross margins on our modules.

Interoperability

Interoperability is a key aspect of wireless technology. We believe that this is especially true in audio, where unique designs, price points, audio quality and capabilities as well as consumer brand loyalties are significant factors for the end consumer. Creating home theater and audio components that all work with an interoperable standard creates a high level of confidence in retailers and consumers and helps drive the entire category. Interoperability also increases the opportunity for specialized brands to create new and innovative products knowing they can focus on their specific part of the market and rely on others to create the necessary cohort components.

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

Research and Development

As of December 31, 2019, our research and development department consisted of 30 dedicated employees, 7 of which were working part-time. Summit’s engineering team has a wide range of expertise, capable of developing all levels of product design, from Application Specific Integrated Circuits (“ASIC”) to modules to finished products. Summit research and development has and will continue developing trade secrets for Digital Signal Processing (“DSP”), RF design and testing of Summit technologies.

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

Intellectual Property

We have key IP assets, including patents and trade secrets developed based on our technical expertise. As of December 31, 2019, we had 8 issued patents and 5 pending patent applications in the United States and 2 application outside the United States. The patents cover several areas of a multi-channel system. Our currently issued patents expire at various times from December 31, 2029 through February 21, 2034.

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

Employees

As of December 31, 2019, we had a total 45 employees working in the United States and internationally. In the United States, we had 43 employees, 7 of which were working part-time, including 30 employees that work in our research and development department, 8 employees in our sales and marketing department, 2 employees that work in our manufacturing/logistics/fulfillment departments and 5 employees that work in our general and administrative department. Additionally, we have one sales employee in Japan and one logistics employee in Taiwan. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

Item 1A.	Risk Factors.

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

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

Item 3.	Legal Proceedings.

At the present time, we are not involved in any material litigation. However, from time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.0001 per share (the “Common Stock”), is currently listed on the Nasdaq Capital Market under the symbol “WISA.”

Holders

As of March 20, 2020, there were approximately 127 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid any cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors (the “Board”). Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

Pursuant to an agreement with Michael Howse, dated April 6, 2018, as amended effective as of December 27, 2018 (the “Howse Agreement”), in consideration for him serving as our interim chief strategy officer and as a member of our Board, the Company issued Mr. Howse (i) a warrant to purchase 110,000 shares of Common Stock, exercisable at a per share price of $2.00, which is currently fully vested and (ii) a warrant to purchase 165,000 shares of Common Stock, exercisable at a per share price of $2.00, which shall vest, so long as Mr. Howse continues to serve as interim chief strategy officer and/or as a member of our Board, (x) as to 110,000 shares of Common Stock upon the achievement of a significant milestone and (y) as to 55,000 shares of Common Stock upon the achievement of an additional significant milestone. The foregoing exercise prices are subject to adjustment as provided in each warrant, including without limitation, certain anti-dilution rights. Pursuant to the Howse Agreement, such warrants shall fully vest on the earlier of (1) immediately prior to a Fundamental Transaction, as defined in such agreement, (2) Mr. Howse’s removal from our Board for any reason other than his resignation, his intentional illegal conduct or gross misconduct, or his conviction for any felony, theft, embezzlement or violent crime.

In connection with the Howse Agreement, the Company also granted Mr. Howse up to 400,000 deferred shares under the 2018 Long-Term Stock Incentive Plan (the “LTIP”) (the “Deferred Shares”) pursuant to  the Deferred Shares Agreement, entered into as of January 4, 2019 (the “Deferred Shares Agreement”). Pursuant to such agreement, if a Fundamental Transaction (as defined in the Howse Agreement) has not occurred within 180 days of the earlier of the date on which Mr. Howse no longer serves (i) as the Company’s interim chief strategy officer or (ii) on the Company’s board of directors, all of the Deferred Shares shall be forfeited and Mr. Howse will have no further rights to such shares. Pursuant to such agreement, the Deferred Shares shall vest immediately prior to a Fundamental Transaction, and the number of Deferred Shares that shall vest is based on the Consideration (as defined in the Howse Agreement) paid for the Company in such transaction, which number of Deferred Shares that shall vest to double in the event that the Company does not incur General Expenses (as defined in the Howse Agreement).

Pursuant to a Securities Purchase Agreement, dated April 18, 2019 (the “Purchase Agreement”), the Company offered up to twelve tranches (each, a “Tranche”), (i) up to 1,250,000 shares of Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), with a stated value of $4.00 (the “Stated Value”), for an aggregate purchase price of up to $5,000,000, and (ii) in each Tranche, warrants (the “Warrants”) to purchase up to an aggregate of such number of shares of Common Stock determined by dividing the Stated Value of the Preferred Stock for such Tranche by the closing price of such Common Stock quoted on the Trading Market (as defined in the certificate of designations of the preferences, rights and limitations of the Preferred Stock (the “Certificate”)) on the Trading Day (as defined in the Certificate) prior to the closing of such Tranche, multiplied by fifty percent (50%). In connection with the initial Tranche, the Company issued to a significant stockholder of the Company, 250,000 shares of Series A Preferred Stock and a warrant to purchase 255,102 shares of our Common Stock in consideration for $1,000,000, and the Company also issued to Alexander Capital, L.P., the placement agent in connection with such offering, a warrant to purchase 40,816 shares of Common Stock.

Pursuant to the Certificate, the shares of Preferred Stock are convertible by the holders at any time, in whole or in part, by multiplying such shares by the ratio of the stated value by the conversion price of such shares, which is initially fixed at a price of $4.00 per share (the “Fixed Conversion Price”), which price cannot be reduced below of $1.50, and is subject to adjustment under the Certificate upon certain subsequent transactions and events described therein. In the event that the closing price of our Common Stock on a Trading Day as quoted on the Trading Market is less than the Fixed Conversion Price (subject to adjustment for reverse and forward stock splits and the like), the Fixed Conversion Price shall be reduced to equal 95% of the average of the lowest VWAP (as defined in the Certificate) out of the prior 10 consecutive Trading Days prior to the date on which the holder of Preferred Stock delivers a notice of conversion to the Company to convert such holder’s Preferred Stock.

The Preferred Stock is subject to customary adjustments for any share dividend, share split, share combination, reclassification or similar transaction. Dividends are payable in cash or in kind to the holders of Preferred Stock at a rate of 8% per annum, payable upon conversion of the Preferred Stock. In addition, upon a Triggering Event (as defined in the Certificate), which includes any default by the Company in the payment of amounts owed to a holder on the Preferred Stock and other customary events of default under the Certificate, each holder of Preferred Stock has the right to require the Company to redeem each share of Preferred Stock held by such Holder for a redemption price equal to 120% of the Stated Value and all accrued but unpaid dividends on such shares in addition to the payment of all liquidated damages and other costs, expenses or amounts due in respect of the Preferred Stock.

The Warrants issued by the Company pursuant to the Purchase Agreement will represent 50% warrant coverage of the shares of Preferred Stock issued pursuant to each Tranche. The Warrants are immediately exercisable, have a five-year life and have an exercise price equal to the closing price of our Common Stock on the Trading Day prior to a Closing (as defined in the Purchase Agreement), plus $0.02. The Warrant issued to Alexander Capital, L.P. in connection with the Purchase Agreement is exercisable for 110% of the exercise price of the Warrants issued to investors pursuant to the Purchase Agreement. The Warrants are subject to 4.99/9.99% blockers and subject to adjustment for stock dividends and splits.

Pursuant to the Purchase Agreement, (A) holders of the Preferred Stock have the right to require the Company to register the Preferred Stock and the shares of our common stock underlying the Preferred Stock and Warrants within 180 days of the Closing Date (as defined in the Purchase Agreement) on which purchasers have committed to purchase an aggregate of amount of Preferred Stock with an aggregate Stated Value equal to or exceeding $1,000,000; and (B) so long as (i) purchasers hold shares of Preferred Stock with an aggregate Stated Value equal to or exceeding $250,000, holders of Preferred Stock have a right of first refusal with respect to a Subsequent Financing (as defined in the Purchase Agreement) effected by the Company, and (ii) purchasers hold shares of Preferred Stock with an aggregate Stated Value equal to or exceeding $500,000 and a Subsequent Financing occurs, such holders have a right to tender such shares for the securities offered pursuant to such Subsequent Financing. Pursuant to the Certificate, the Purchase Agreement, and the Warrants, unless the Company obtains stockholder approval pursuant to the rules and regulations of Nasdaq. The Company cannot issue shares of Common Stock upon conversion of the Preferred Stock or exercise of the Warrant, as applicable, in the event that such issuance exceeds 19.99% of the issued and outstanding shares of Common Stock as of April 18, 2019.

On November 21, 2019, as a material inducement to George Oliva’s acceptance of employment as the Company’s Chief Financial Officer, the Company issued Mr. Oliva 150,000 shares of restricted Common Stock of the Company (the “Stock Award”). The Stock Award was approved by the compensation committee of the Board and such shares were issued in accordance with Nasdaq Listing Rule 5635(c)(4) outside of the LTIP. Pursuant to an amended and restated offer letter, dated October 4, 2019 (the “Offer Letter”), such shares will vest equally over a period of four years, with the first tranche to vest on September 1, 2020, and in the event that Mr. Oliva is (i) terminated without cause within one year of a change in control of the Company (defined as over a 50% change in ownership of the Company) or (ii) his role is diminished as a result of such change in control, all incentive equity compensation granted to him will fully accelerate and vest.

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

On July 9, 2019, the Company granted warrants to purchase up to 40,000 shares of Common Stock to Lippert/Heilshorn Associates Inc. The warrants have an exercise price of $1.24 per share and are fully vested. The fair value of the warrants at issuance was $23,000. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.16, expected dividend yield 0%, expected volatility 58%, risk-free interest rate 1.88% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

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

Between September 25, 2019 and October 8, 2019, the Company and certain holders (each a “Holder” and collectively, the “Holders”) of the Company’s common stock purchase warrants, with exercise prices between $3.00 and $5.40 (collectively, the “Original Warrants”), including the Company’s Series D common stock purchase warrants, Series F common stock purchase warrants (the “Series F Warrants”) and Series G common stock purchase warrants (the “Series G Warrants”), entered into Warrant Amendment and Exercise Agreements (the “Warrant Amendment Agreements”), pursuant to which the Company agreed to reduce the exercise price of each Original Warrant to $0.80 (the “Reduced Exercise Price”), and for each Original Warrant exercised by a Holder at the Reduced Exercise Price, the Company agreed to reduce the exercise price of Original Warrants to purchase up to an equivalent number of shares of Common Stock (the “Amended Warrants”) to $0.79 (the “Amended Exercise Price”). The Company entered into Warrant Amendment Agreements with 32 Holders, under which Original Warrants were exercised for a total of 1,128,381 shares of Common Stock and the Company received gross proceeds of $903,000. Remaining Original Warrants for 1,381,403 shares of Common Stock had their exercise price adjusted to the Amended Exercise Price of $0.79.

Additionally, pursuant to the Warrant Amendment Agreements, the Company agreed to prepare and file with the U.S. Securities and Exchange Commission (the “SEC”), as soon as practicable, but in no event later than November 4, 2019 (as extended by the Settlement Agreements (as defined below) to November 18, 2019), a registration statement on Form S-3 to register all shares of Common Stock received by the Holders upon exercise of any Warrant (as defined in the Warrant Amendment Agreements) and all shares of Common Stock underlying the Original Warrants (as defined in the Warrant Amendment Agreements) (such issued and underlying shares, the “Resale Shares”).

From November 3, 2019 to November 6, 2019, the Company entered into settlement agreements (each a “Settlement Agreement” and collectively, the “Settlement Agreements”) with each of the Holders (other than the Medalist Funds, whose Settlement Agreement is described below) pursuant to which the Company agreed to issue such Holders an aggregate of 152,944 additional shares of common stock, with such shares meant to compensate such Holders for the difference between the Amended Exercise Price and the lower priced shares that were offered to investors in connection with the Company’s earlier registered direct offering of an aggregate of 2,500,000 shares of Common Stock, priced at $0.70 per share, that the Company closed on October 16, 2019 (the “Registered Direct Offering”). In addition, pursuant to the Settlement Agreements, the Company and the Holders agreed to extend the date by which the Company would file a registration statement on Form S-3 to register all of the Resale Shares from November 4, 2019 to November 18, 2019.

The sale and the issuance of the foregoing securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). We made this determination based on the representations of each investor, as applicable, which included, in pertinent part, that each such investor was either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each investor that (i) such investor acquired the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investor had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for such securities issued in reliance upon these exemptions.

Item 6.	Selected Financial Data.

We are not required to provide the information required by this Item, as we are a smaller reporting company.

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

Overview

We were formed as Summit Semiconductor, LLC, a Delaware limited liability company, on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017, at which time we changed our name to Summit Semiconductor, Inc. Effective as of September 11, 2018, we changed our name to Summit Wireless Technologies, Inc. We run our operations through Summit Wireless Technologies, Inc., as well as through our wholly-owned subsidiaries, Summit Wireless Japan K.K., a Japanese corporation, and WiSA, LLC, a Delaware limited liability company. The address of our corporate headquarters is 6840 Via Del Oro, Ste. 280, San Jose, CA 95119. Our website address is www.summitwireless.com. The information contained in or accessible through our website is not part of this Report and is intended for informational purposes only.

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

On July 26, 2018, the Company closed its initial public offering of its common stock (“IPO”). The Company’s registration statement on Form S-1 relating to the IPO was declared effective by the SEC on July 25, 2018. The shares began trading on the Nasdaq Capital Market under the ticker symbol “WISA” on July 27, 2018. Pursuant to the IPO, the Company issued 2,400,000 shares of Common Stock at an offering price of $5.00 per share, raising gross proceeds of $12,000,000. In aggregate, the shares issued in the offering generated approximately $10,273,000 in net proceeds.

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

On October 16, 2019, the Company closed a registered direct offering with certain institutional investors of an aggregate of 2,500,000 shares of its Common Stock (the “Shares”), priced at $0.70 per share (the “Registered Direct Offering”). The Registered Direct Offering was registered and the Shares were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-233433) (the “Registration Statement”), which was initially filed with the SEC on August 23, 2019, and was declared effective on September 6, 2019, and the related base prospectus included in the Registration Statement, as supplemented by the preliminary prospectus supplement dated October 16, 2019 (the “Prospectus Supplement”). In connection with the Registered Direct Offering, the Company issued its shares of common stock for gross proceeds of approximately $1,750,000. The Company used the net proceeds of approximately $1,485,000 from the offering for working capital purposes.

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

The coronavirus disease could significantly disrupt our operations and could have a material adverse impact on our business.

An outbreak of a new respiratory illness caused by coronavirus disease 2019 (“COVID-19”) has resulted in hundreds of thousands of infections and tens of thousands of deaths worldwide, as of the date of filing of this Report, and continues to spread in China and abroad, including to the United States and Europe, the major markets in which we operate. The outbreak of COVID-19 or by other epidemics could materially and adversely affect our business, financial condition and results of operations. If the coronavirus worsens in China, or in other regions in which we have material operations or sales, our business activities originating from affected areas, including sales, manufacturing and supply chain related activities, could be adversely affected. Disruptive activities could include the temporary closure of our manufacturing facilities and those used in our supply chain processes, restrictions on the export or shipment of our products, significant cutback of ocean container delivery from China, business closures in impacted areas, and restrictions on our employees’ and consultants’ ability to travel and to meet with customers. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. COVID-19 could also result in social, economic and labor instability in the countries in which we or our customers and suppliers operate.

If workers at one or more of our offices or the offices of our suppliers or manufacturers become ill or are quarantined and in either or both events are therefore unable to work, our operations could be subject to disruption. Further, if our manufacturers become unable to obtain necessary raw materials or components, we may incur higher supply costs or our manufacturers may be required to reduce production levels, either of which may negatively affect our financial condition or results of operations. The extent to which COVID-19 affects our results will depend on future developments that are highly uncertain and cannot be predicted, including actions to contain COVID-19 or treat its effect, among others.

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

Comparison of the Year Ended December 31, 2019 and 2018

Revenue

Revenue for the year ended December 31, 2019 was $1,666,000, an increase of $292,000 or 21%, compared to the same period of 2018. The increase in revenue was attributable to higher module sales.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the year ended December 31, 2019 was $1,737,000, an increase of $125,000, compared to the same period of 2018. The increase is partially related to a $168,000 cost of revenue increase as a direct result of the increased revenue between the comparable time periods and $246,000 of additional inventory obsolescence charges partially offset by decreased salary and benefit expenses of $158,000, as two employees transferred to our research and development department, increased overhead capitalization of $80,000, reduced facility allocation charges of $45,000 and reduced stock compensation charges of approximately $24,000.

Research and development

Research and development expenses for the year ended December 31, 2019 were $5,427,000, an increase of $554,000, compared to the same period of 2018. The increase in research and development expenses is primarily related to increased salary and benefit expenses of $328,000, as we increased our average headcount by one employee and converted two interns to fulltime employees, increased consulting expenses of $451,000, increased facility allocation charges of $218,000 due to the additional headcount, increased direct material and prototype expenses of $88,000, increased legal fees of $32,000 and additional recruiting fees of $51,000, partially offset by decreased stock compensation charges of approximately $640,000.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2019 were $2,834,000, an increase of $31,000, compared to the same period of 2018. The increase in sales and marketing expenses is primarily related to increased, salary and benefit expenses of $639,000, as we increased our average headcount by three employees, increased travel, tradeshow advertising and public relation expenses of $65,000, $19,000, $29,000 and $54,000, respectively, partially offset by decreased stock compensation charges of approximately $509,000 and decreased consulting expenses of $347,000, which includes decreased stock compensation expenses.

General and Administrative

General and administrative expenses for the year ended December 31, 2019 were $2,829,000, a decrease of $828,000, compared to the same period of 2018. The decrease in general and administrative expenses is primarily related to decreased stock compensation charges of approximately $852,000, decreased investor relation stock compensation charges of $370,000, partially offset by increased salary and benefit expenses of $78,000, settlement charges of $159,000 related to amended and repriced warrants and increased investor relations fees, legal fees and franchise taxes of $122,000, $27,000 and $48,000, respectively.

Interest Expense

Interest expense for the year ended December 31, 2019 was $0, compared to $33,502,000 for the same period of 2018. Interest expense for the year ended December 31, 2018 was due to the amortization of debt discount charges and interest expense associated with the convertible debt outstanding as of July 25, 2018, the date of the Company’s initial public offering. No interest expense was booked in the year ended December 31, 2019, as the Company had no outstanding debt.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the year ended December 31, 2019 resulted in a gain of $204,000, compared to an expense of $8,051,000 during the same period of 2018. The gain for the year ended December 31, 2019 was due to the decrease in our common stock price during the period. The expense for the year ended December 31, 2018 was due to the increase in our common stock price as we prepared for and then concluded an initial public offering on July 25, 2018, which led to an increase in the fair value of the warrants.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability for the year ended December 31, 2019 resulted in an expense of $171,000, compared to an expense of $14,294,000 in the same period of 2018. The $171,000 expense recorded in the year ended December 31, 2019 was related to the change in fair value of the embedded conversion feature included in the Company’s Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) as of December 31, 2019. The $14,294,000 expense recorded in the year ended December 31, 2018 was related to the fair value of the embedded conversion feature included in nearly all of the Company’s outstanding convertible notes as of July 25, 2018, the date of our initial public offering.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2019 was an expense of $902,000, compared to income of $69,000 during the same period of 2018. Other expense for the year ended December 31, 2019 was primarily comprised of an $892,000 change in fair value of common stock warrants upon repricing.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2019 were $298,000, compared to $3,218,000 as of December 31, 2018. The decrease in cash and cash equivalents during the year ended December 31, 2019 was directly related to the use of cash to fund operations and working capital requirements, partially offset by (i) the April 2019 offering and sale of Series A Preferred Stock, whereby the Company raised net proceeds of $920,000, (ii) the May 2019 public offering, under which the Company raised net proceeds of $4,664,000 (iii) the October 2019 registered direct offering under which the Company raised net proceeds of $1,485,000 and (iv) the issuance of pre-funded warrants and exercise of common stock warrants under which the Company raised net proceeds of $1,167,000.

We incurred a net loss of $12,038,000 for the year ended December 31, 2019 and used net cash in operating activities of $11,032,000. For the year ended December 31, 2018, we incurred a net loss of $67,356,000 and used net cash in operating activities of $9,952,000. Excluding non-cash adjustments, the primary reasons for the use of net cash from operating activities during the year ended December 31, 2019 was related to the increase in inventories and prepaid expenses and other assets of $1,283,000 and $516,000, respectively, offset partially by the increase in accounts payable and accrued liabilities of $1,022,000 and $300,000, respectively. Excluding non-cash adjustments, the primary reasons for the use of net cash from operating activities during the year ended December 31, 2018 is related to the decrease in accounts payable $752,000, the increase in inventories and prepaid expenses of $691,000 and $221,000 respectively, partially offset by an increase in accrued interest of $6,316,000.

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

During the year ended December 31, 2019, the Company did not borrow any funds. During the year ended December 31, 2018, the Company borrowed an additional $3,770,000 from secured lenders receiving net proceeds of $3,437,000 after issuance costs. In addition, in July 2018, the Company completed its IPO where it received net proceeds of $10,273,000. Upon completion of the IPO the Company repaid $200,000 of its convertible notes payable and the remainder of the convertible notes payable along with all related accrued interest converted into a total of 9,527,144 shares of common stock.

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

Based on current operating levels, the Company will need to raise additional funds in the first half of 2020. Management of the Company intends to raise additional funds through the issuance of equity securities or debt. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, December 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report. This conclusion was based on the material weakness in our internal control over financial reporting further described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weakness in our internal control over financial reporting: insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both accounting principles generally accepted in the United States of America, or GAAP, and SEC guidelines.

We plan to continue to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not remediated the material weakness identified above. To remediate such weakness, we are continuing to adopt and implement written policies and procedures for accounting and financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2019 covered by this Report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described herein. The addition of the Company’s new Chief Financial Officer in September 2019 led to changes in the structure of the Company’s accounting department such that roles and responsibilities were split between Chief Financial Officer, the Chief Accounting Officer and the accounting staff person which allowed for proper completion, review and approval by different individuals. In addition, during the fourth quarter of the fiscal year ended December 31, 2019, the Company implemented a signature authority matrix approved by the Chief Executive Officer and audit committee chair.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Other Executive Management and Directors

Our executive officers and directors and their respective ages and positions as of March 20, 2020 are as follows:

Name	Age	Positions
Executive Officers
Brett Moyer	62	President, Chief Executive Officer and Chairman of the Board
George Oliva	58	Chief Financial Officer and Secretary
Gary Williams	53	Chief Accounting Officer and VP of Finance

Directors
Jonathan Gazdak	47	Director
Dr. Jeffrey M. Gilbert	48	Director (2)
Helge Kristensen	59	Director (1)(2)(3)
Sam Runco	71	Director (3)
Michael Howse	57	Director
Lisa Cummins Dulchinos	50	Director (1)
Robert Tobias (4)	56	Director (2)(3)

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)	On February 6, 2020, Brian Herr notified the Company of his decision to resign from the Board of Directors. Effective February 10, 2020, the Board of Directors appointed Mr. Tobias as a member of the Board to replace Mr. Herr.

Executive Officers

Brett Moyer, Chief Executive Officer, President and Director and Chairman. Brett Moyer is a founding member of the Company and has served as the President and Chief Executive Officer of the Company and as a member of its board of directors since August 2010. From August 2002 to July 2010, Mr. Moyer served as president and chief executive officer of Focus Enhancements, Inc., a developer and marketer of proprietary video technology and UWB wireless chips. From February 1986 to May 1997, Mr. Moyer worked at Zenith Electronics Inc. a consumer electronic company, where he had most recently been the vice president and general manager of its Commercial Products Division. Between August 2017 and October 2019, Mr. Moyer served as a member of the board of directors of DionyMed Brands Inc., a company which operated a multi-state, vertically integrated operating platform that designs, develops, markets and sold a portfolio of branded cannabis products. From June 2016 to November 2018, Mr. Moyer served as a member of the board of directors of Alliant International University, a private university offering graduate study in psychology, education, business management, law and forensic studies, and bachelor’s degree programs in several fields. From 2003 to December 2015, he served as a member of the board of directors of HotChalk, Inc., a developer of software for the educational market, and from March 2007 to September 2008, he was a member of the board of directors of NeoMagic Corporation, a developer of semiconductor chips and software that enable multimedia applications for handheld devices. Mr. Moyer received a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Master’s of Business Administration with a concentration in finance and accounting from Thunderbird School of Global Management.

George Oliva, Chief Financial Officer and Secretary. Mr. Oliva has served as Chief Financial Officer since September 9, 2019. Mr. Oliva has been a partner at Hardesty, LLC, an executive officer consulting service provider, since May 2019, through which he provides financial consulting services to public and private companies nationwide. From August 2018 to April 2019, Mr. Oliva served as Interim Chief Financial Officer of SpineEx, Inc., a California-based medical equipment manufacturer, where he was responsible for managing the company’s financial, human resource and information technology departments. From June 2018 to August 2018, he served as Vice President of Finance of GameWorks, a family entertainment chain, where he developed a plan to restructure the company’s business in connection with an acquisition by a lender. From March 2017 to June 2018, Mr. Oliva served as controller for Eva Automation, an audio company, where he implemented purchase accounting in connection with a $180 million acquisition. From August 2016 to March 2017, Mr. Oliva served as Interim Vice President of Finance of PDF Solutions, Inc., a multinational software and engineering services company, where he managed the company’s financial and accounting departments. From March 2014 to June 2016, Mr. Oliva served as corporate controller of Tegile Systems, a California-based manufacturer of flash storage arrays. Prior to 2014, Mr. Oliva served as Interim Chief Financial Officer and Vice President of Finance and as corporate controller for various other companies in California. Mr. Oliva is a certified public accountant, inactive, and holds a B.S. in Business Administration from the Walter A. Haas School of Business of the University of California, Berkeley.

Gary Williams, Chief Accounting Officer and Vice President of Finance. Gary Williams has served as Chief Accounting Officer since September 9, 2019 and as Vice President of Finance since the Company’s founding in August 2010. Mr. Williams previously served as Secretary and Chief Financial Officer since the Company’s founding in August 2010 until September 9, 2019. In addition, Mr. Williams served as the Chief Financial Officer of Quantum3D, Inc., a training and simulation technology company, from November 2012 to September 2016. Prior to joining the Company, Mr. Williams served as secretary, vice president of finance and chief financial officer of Focus Enhancements Inc., a developer and marketer of proprietary video technology, from January 2001 to July 2010, when the videography and semiconductor businesses of the company were purchased by VITEC Multimedia, Inc. and the Company, respectively. Mr. Williams served as controller, vice president of finance, chief financial officer and secretary of Videonics Inc., a publicly traded company in the consumer electronics business, from February 1995 to January 2001, when Videonics merged with Focus Enhancements, Inc. From July 1994 to January 1995, Mr. Williams served as controller for Western Micro Technology, a publicly traded company in the electronics distribution business. From January 1990 to June 1994, Mr. Williams worked in public accounting for Coopers & Lybrand LLP. Mr. Williams is a certified public accountant, inactive, and received a Bachelor’s Degree in Business Administration, with an emphasis in Accounting, from San Diego State University.

Directors

Jonathan Gazdak. Jonathan Gazdak has been a member of the Company’s board of directors since June 2015. Mr. Gazdak has served as managing director and the head of investment banking at Alexander Capital L.P., an investment banking firm based in New York, since April 2014, concentrating in the technology, digital media, media and entertainment industries, as well as specialty finance vehicles. He has worked on a broad range of transactions, including public equity and debt financings, restructurings, mergers and acquisitions and special-purpose acquisition company (“SPAC”) transactions. Prior to Alexander Capital L.P., Mr. Gazdak served as head of the technology group at Aegis Capital Corp., a mid-sized broker-dealer, from November 2011 to April 2014. While at Aegis Capital Corp., he helped companies complete over 40 public and private financings and merger and acquisition transactions. Prior to Aegis Capital Corp., from June 2009 to October 2011, Mr. Gazdak worked in the media and entertainment group at Oppenheimer & Co. Inc., an investment banking and financial services firm. Prior to his career in investment banking, Mr. Gazdak was an entrepreneur who owned and managed an international IT consulting and services firm for 10 years, selling it in 2005. From May 1996 to May 2006, Mr. Gazdak was a national board member and regional president of the TechServe Alliance, which promotes the growth of hundreds of IT-related business around the nation. Mr. Gazdak received his MBA from Columbia Business School with Beta Gamma Sigma honors and received a degree with honors in mechanical engineering from the University of Florida. The Company believes that Mr. Gazdak is qualified to serve on its board of directors because based on his deep experience as an entrepreneur as well as his broad experience in the finance and technology industries.

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

Sam Runco. Sam Runco has been a member of the Company’s board of directors since August 2010. Mr. Runco co-founded Runco International, Inc. in 1987 and served as its chief executive officer until 2007. He also served as a director of Focus Enhancements Inc. from August 2004 to September 2008 and a director of the Consumer Electronics Association (“CEA”) and CEA’s video division from 1996 to 2005. In addition, he played a leadership role in the consumer electronics industry as a member of numerous organizations and associations. From 1997 through 2001, Mr. Runco served as a member of the National Academy of Television Arts and Sciences (Emmy) Technical/Engineering Awards Nominating Committee, the Academy of Digital Television Pioneers. He served as member of the Board of Directors/Governors from 1998 through 2000 and again from 2003 through 2005, then as a member of the Board of Industry Leaders of the CEA from 2006 to 2008. He also served as a member of Board of Governors of the Electronic Industries Alliance from 1998 through 2000, and as a member of the Board of the Academy for the Advancement of High End Audio and Video. Mr. Runco is the recipient of the Consumer Electronic Design and Installation Association peer-selected Lifetime Achievement Award and elected to Dealerscope magazine’s Hall of Fame. The Sound & Visionary from S&V Magazine selected him as one of the 10 Most Influential Leaders in the custom installation industry by CE Pro magazine. He was number 1 on the Most Influential Leader list in the custom installation audio/video industry, which was voted on by his peers six years after Mr. Runco sold Runco International, Inc. The Company believes that Mr. Runco is qualified to serve on its board of directors due to his solid reputation with the audio video dealer network and his ability to understand consumer desires and provide guidance on product development. The Company believes that his industry experience, including his knowledge base on dealers and their consumers, will be an excellent resource for the Company.

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

Lisa Cummins Dulchinos. Lisa Cummins Dulchinos has been a member of the Company’s board of directors since June 2019. Ms. Dulchinos currently serves as Chief Financial Officer and Chief Operating Officer for Ayar Labs, a venture backed startup that is developing an optical based “chiplet” to provide high speed, high density & low power to replace traditional electrical based input/output. She joined Ayar Labs in January 2019 after overseeing a successful sale of Penguin Computing, a private equity backed company, to Smart Global Holdings in June 2018. Prior to that, from May 2007 to October 2012, she served as Chief Financial Officer at Adept Technology, a Nasdaq publicly traded global robotics company, where she oversaw investor relations, led the Sarbanes-Oxley Act of 2002, as amended, compliance, completed multiple acquisitions, and secured bank and equity financing including a secondary public offering. Ms. Dulchinos is a certified public accountant, inactive, earned a Business Economics degree from the University of California Santa Barbara and a Masters in Business Administration from St. Mary’s College. The Company believes that Mr. Dulchinos is qualified to serve on its board of directors because of her over-25 years of experience as a growth-oriented financial executive in global high-tech organizations.

Robert Tobias. Rob Tobias has been a member of the Company’s board of directors since February 2020 and currently serves as CEO, Chairman and President of HDMI® Licensing Administrator Inc. where he has been the strategic force behind the licensing, enforcement, compliance and growth of HDMI technology around the world. Mr. Tobias leads efforts to promote the HDMI specification as the premier digital and audio interface to the consumer electronics, mobile, PC and entertainment industries. In addition, he oversees IP enforcement with 1700 HDMI licensees and partners responsible for the release of almost nine billion HDMI products worldwide, and as such brings a recognized level of expertise working with foreign regulatory channels, customs authorities, standards development organizations, media companies, etc., to grow the business and protect the HDMI brand. Prior to joining HDMI Licensing Administrator Inc., Mr. Tobias held the roles of President at MHL and Senior Director of Strategic Product Marketing and Business Development at Silicon Image. Mr. Tobias earned a Bachelor’s degree in Electrical Engineering from UC Davis, an MBA from Santa Clara University and sits on the UC Davis Engineering Faculty Dean’s Executive Committee.  The Company believes that Mr. Tobias is qualified to serve on its board of directors based on his experience and leadership in the consumer electronics industry as well as his strong relationships with top consumer electronics brands in Asia.

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

On October 29, 2019, DionyMed Brands Inc., a British Columbia company which Mr. Moyer had been serving as a director, was placed in receivership and Mr. Moyer resigned.

Other than the foregoing, to the best of our knowledge, none of our directors or executive officers has, during the past ten (10) years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or his association with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CORPORATE GOVERNANCE

Board of Directors

The Board of Directors (“Board”) oversees our business affairs and monitors the performance of our management. In accordance with our corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials sent to them and by participating in Board and committee meetings. Our directors hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal, or if for some other reason they are unable to serve in the capacity of director.

Our Board currently consists of eight (8) members: Brett Moyer; Jonathan Gazdak; Dr. Jeffrey M. Gilbert; Helge Kristensen; Sam Runco; Michael Howse; Lisa Cummins Dulchinos; and Robert Tobias. All of our directors will serve until our next Annual Meeting of Stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

Director Independence

As our Common Stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of the Nasdaq Stock Market LLC (“Nasdaq”). Our Board affirmatively determined that Dr. Jeffrey M. Gilbert, Helge Kristensen, Sam Runco, Lisa Cummins Dulchinos and Robert Tobias are “independent directors,” as that term is defined in the Marketplace Rules of Nasdaq. Under the corporate governance rules of Nasdaq, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.  Upon our payment to Hansong Technology, which is an original device manufacturer of audio products based in China and which Mr. Kristensen has served as vice president of for the last 18 years, it is very likely that Mr. Kristensen would no longer meet the qualifications of an “independent director,” in which case our Board would no longer be composed of a majority of “independent directors” nor would our committees be composed of all “independent directors.”  In such event we would be required to take such actions, as necessary, to regain compliance with the independence requirements under the Nasdaq rules, in order to avoid being delisted.

The rules of Nasdaq require that each member of a listed company’s audit and compensation committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that the following members of our Board have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director: Brett Moyer, Jonathan Gazdak and Michael Howse, and that other than such directors, each of these directors is “independent” as that term is defined under the listing requirements and rules of Nasdaq. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our common stock by each non-employee director. Our Board has also determined that Messrs. Kristensen and Runco satisfy the independence standards for the audit committee established by the listing standards of Nasdaq and Rule 10A-3 of the Exchange Act. Our Board has determined that Mr. Kristensen and Dr. Gilbert satisfy the independence standards for the compensation committee established by the listing standards of Nasdaq and are “independent directors” for committee purposes (as determined under the listing standards of Nasdaq.

Board Meetings and Attendance

During fiscal year 2019, the Board held 10 physical/telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board, for which at the time of the meeting they were a member of the Board, except for Brian Herr and Sam Runco who attended less than 75% of the meetings of the Board. The Board also approved certain actions by unanimous written consent.

Annual Meeting Attendance

The Company held its 2019 Annual Meeting of Stockholders on December 19, 2019, which was attended by Brett Moyer, Lisa Cummins Dulchinos and Jonathan Gazdak.

Stockholder Communications with the Board

Stockholders wishing to communicate with the Board, the non-management directors, or with an individual Board member may do so by writing to the Board, to the non-management directors, or to the particular Board member, and mailing the correspondence to: c/o Brett Moyer, Chief Executive Officer, Summit Wireless Technologies, Inc., 6840 Via Del Oro, Ste. 280, San Jose, CA 95119. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed.

Board Committees

Our Board has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each committee has a charter, which is available on our website at https://ir.summitwireless.com/governance-docs. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below. As of March 20, 2020, the members of these committees are:

Audit Committee – Lisa Cummins Dulchinos*(1) and Helge Kristensen

Compensation Committee – Helge Kristensen*, Robert Tobias and Dr. Jeffrey M. Gilbert

Nominating and Corporate Governance Committee – Helge Kristensen*, Robert Tobias and Sam Runco

* Indicates Committee Chair

(1) Indicates Audit Committee Financial Expert

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Lisa Cummins Dulchinos and Helge Kristensen. Ms. Cummins Dulchinos and Mr. Kristensen are “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Marketplace Rules of Nasdaq. Our Board has determined that Ms. Cummins Dulchinos shall serve as the “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, Ms. Cummins Dulchinos serves as Chairman of our Audit Committee.

The Audit Committee oversees our corporate accounting and financial reporting process and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The responsibilities of the Audit Committee include, among other matters:

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

In 2019, the Audit Committee held one (1) telephonic meeting at which all of the members of the then current Audit Committee were present, except for Mr. Runco, to review and approve the filing of the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2019. In addition, Mr. Williams held separate virtual meetings with (a) each of Messrs. Herr and Kristensen to review and approve the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and (b) all of the members of the then current Audit Committee to review and approve the filing of the Company’s Quarterly Report on 10-Q for the quarters ended June 30, 2019 and September 30, 2019.

The Audit Committee operates under a written charter adopted by the Board that satisfies the applicable standards of Nasdaq.

On March 23, 2020, we notified Nasdaq that the Company is relying on the “Cure Period” set forth in Listing Rule 5605(c)(4)(B) to regain compliance with the audit committee composition requirement. Effective February 10, 2020, Brian Herr, a former director of the Company and member of the Audit Committee, resigned from the Board. We are actively searching for a qualified individual to replace Mr. Herr as a member of the Audit Committee, and the Company intends to comply with the audit committee composition requirement under Listing Rule 5605(c)(2)(A).

Compensation Committee

The members of our Compensation Committee are Helge Kristensen, Robert Tobias and Dr. Jeffrey M. Gilbert. Messrs. Kristensen, Tobias and Gilbert are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. Mr. Kristensen serves as Chairman of our Compensation Committee.

The Compensation Committee’s compensation-related responsibilities include, among other matters:

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

In 2019, the Compensation Committee held two (2) meetings at which all of the members of the then current Compensation Committee were present, except for Brian Herr who was unable to attend one meeting.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Robert Tobias, Helge Kristensen and Sam Runco. Messrs. Tobias, Kristensen and Runco are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market. In addition, each member of our Nominating and Corporate Governance Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. The purpose of the Nominating and Corporate Governance Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Mr. Kristensen serves as Chairman of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include, among other things:

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

In 2019, the Nominating and Corporate Governance Committee held one (1) meeting at which all of the members of the then current Nominating and Corporate Governance Committee were present.

Leadership Structure of the Board

The Board does not currently have a policy on whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for the Company at that time. Mr. Moyer is both the Chief Executive Officer and Chairman of the Board.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Board.

Risk Oversight

The Board oversees risk management directly and through its committees associated with their respective subject matter areas. Generally, the Board oversees risks that may affect the business of the Company as a whole, including operational matters. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and also discusses with management the Company’s financial statements, internal controls and other accounting and related matters. The Compensation Committee oversees certain risks related to compensation programs, and the Nominating and Corporate Governance Committee oversees certain corporate governance risks. As part of their roles in overseeing risk management, these committees periodically report to the Board regarding briefings provided by management and advisors as well as the committees’ own analysis and conclusions regarding certain risks faced by the Company. Management is responsible for implementing the risk management strategy and developing policies, controls, processes and procedures to identify and manage risks.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees and officers, including those officers responsible for financial reporting. We have also adopted a code of business conduct and ethics that applies to our directors. Both codes of business conduct and ethics are available on our website at https://ir.summitwireless.com/governance-docs. The information contained in or accessible through the foregoing website is not incorporated herein by reference and is intended for informational purposes only. We intend to disclose any amendments to such codes, or any waivers of its requirements, on our website to the extent required by applicable SEC rules and Nasdaq requirements.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than ten percent (10%) of the Common Stock to file with the SEC the initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Report any failure to file reports by such dates during fiscal year 2019. During the fiscal year ended December 31, 2019, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent (10%) beneficial owners listed in the table below:

Name	Number of Late Reports	Description
Lisa J. Walsh	1	Ms. Walsh’s Form 5 was not filed on a timely basis.
Jonathan Gazdak	1	Mr. Gazdak’s Form 5 was not filed on a timely basis.
Lisa Cummins Dulchinos	1	Ms. Cummins’ Form 3 was not filed on a timely basis.
George Oliva	1	Mr. Oliva’s Form 3 was not filed on a timely basis

Item 11.	Executive Compensation.

Summary Compensation Table for Fiscal Years 2019 and 2018

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer or acted in a similar capacity and the Company’s two other most highly compensated executive officers during the last completed fiscal year, as required by Item 402(m)(2) of Regulation S-K of the Securities Act. We refer to all of these individuals collectively as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Brett Moyer
President and Chief	2019	$335,000	$-	$134,646	-	-	$469,646
Executive Officer	2018	$299,566	$38,493	$405,035	-	-	$743,093	(3)

Gary Williams
Chief Accounting Officer	2019	$250,000	$-	$63,943	-	-	$313,943
and VP of Finance	2018	$228,365	$94,486	$262,479	-	-	$585,330	(4)

George Oliva
Chief Financial Officer	2019	$67,306	$-	$142,500	-	-	$209,806	(5)
and Secretary	2018	$-	$-	$-	-	-	$-

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock award to purchase a share of common stock granted to the named executive officers during the fiscal years ended December 31, 2019 and 2018, as computed in accordance with FASB ASC 718. The calculation of the 2018 amounts are based on the fair market value of the shares of restricted common stock granted to such officers as of the date of grant. The calculation of the 2019 amounts are based on the fair market value of the shares of restricted common stock granted to such officers as of December 31, 2019. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	In connection with the termination of the Carve-Out Plan and the approval of the LTIP on January 31, 2018, we issued 445,009 shares of restricted common stock to our named executive officers, whose proceeds under the Carve-Out Plan were vested as of that date (the “January 2018 Restricted Stock Grant”). See also “Executive Officer Compensation – Non-Equity Incentive Plans”. Such shares were issued to such officers on January 31, 2018, and were released in three equal tranches on September 1, 2018, March 1, 2019 and September 1, 2019. The amounts listed in this column for the fiscal year ended December 31, 2018 reflect the total value of such shares issued on January 31, 2018.

(3)	During the year ended December 31, 2018, Mr. Moyer’s voluntary reduced compensation continued through June 4, 2018, reducing his total 2018 salary to $299,566 instead of $335,000.

(4)	During the year ended December 31, 2018, Mr. Williams’ voluntary reduced compensation continued through June 4, 2018, reducing his total 2018 salary to $228,365 instead of $250,000.

(5)	Reflects all compensation received by Mr. Oliva between September 9, 2019, the date of his appointment as Chief Financial Officer of the Company, through December 31, 2019.

Executive Employment Agreements and Arrangements

Brett Moyer

We are party to an employment agreement with Brett Moyer, which we assumed on or about August 1, 2010 and which was amended in 2011. Pursuant to such agreement, Mr. Moyer agreed to serve as our Chief Executive Officer and President in consideration for an annual cash salary, which was set at $335,000 for the years ended December 31, 2019 and 2018. Mr. Moyer voluntarily agreed to accept 50% of the salary due to him pursuant to such agreement between October 7, 2017 and February 8, 2019 and 75% of the salary due him between February 9, 2019 and June 4, 2018. Mr. Moyer received a bonus of $0 and $38,493 for the fiscal years ended December 31, 2019 and 2018, respectively, but he did not have a target bonus for such fiscal years under his employment agreement. For additional information on the amounts paid to Mr. Moyer during such periods, refer to the footnotes of the Summary Compensation Table above. Pursuant to Mr. Moyer’s employment agreement, if he is terminated “without cause”, as defined in such agreement, he is entitled to receive 12 months of salary and all options held will immediately vest and become exercisable. Additionally, in the event that Mr. Moyer’s contract is not renewed, he shall receive 12 months of his then current salary. Such agreement provides for incentive bonuses as determined by the Board, and employee benefits, including health and disability insurance, in accordance with our policies, and shall automatically renew for successive one-year terms, unless terminated by either party 30 days prior to the end of the then current term.

George Oliva

In connection with his appointment as the Company’s Chief Financial Officer and Secretary, the Company and Mr. Oliva executed an amended and restated offer letter, dated October 4, 2019 (the “Offer Letter”), setting forth the terms of Mr. Oliva’s employment with the Company. The Offer Letter does not provide for a specified term of employment and Mr. Oliva’s employment is on an at-will basis, subject to the payment of severance in certain circumstances as described below.

Pursuant to the Offer Letter, Mr. Oliva will receive an annual base salary of $250,000 and will be eligible to participate in the Company’s discretionary and non-discretionary bonus programs.

Additionally, pursuant to the Offer Letter and as a material inducement to Mr. Oliva’s acceptance of employment with the Company, the Company issued Mr. Oliva 150,000 shares of restricted Common Stock of the Company (the “Stock Award”). The Stock Award was approved by the compensation committee of the Board and such shares were issued in accordance with Nasdaq Listing Rule 5635(c)(4) outside of the LTIP. Pursuant to the Offer Letter, such shares will vest equally over a period of four years, with the first tranche to vest on September 1, 2020, and in the event that Mr. Oliva is (i) terminated without cause within one year of a change in control of the Company (defined as over a 50% change in ownership of the Company) or (ii) his role is diminished as a result of such change in control, all incentive equity compensation granted to him will fully accelerate and vest, and he will receive as severance (i) all cash bonuses due to him under the Company’s incentive plans, prorated as of the effective date of termination, and (ii) an additional six months of base salary and benefits

Gary Williams

We are party to an employment agreement with Gary Williams, which we assumed on or about August 1, 2010 and which was amended in 2011. Pursuant to such agreement, Mr. Williams agreed to serve as our Executive Vice President of Finance and Chief Financial Officer in consideration for an annual cash salary, which was set at $250,000 for the years ended December 31, 2019 and 2018. Mr. William’s target bonus was $75,000 for the fiscal years ended December 31, 2019 and 2018, however on September 7, 2019, this changed to $37,500 for the fiscal year ended December 31, 2019 in connection with Mr. Williams appointment to Chief Accounting Officer. For additional information on the amounts paid to Mr. Williams during such periods, refer to the footnotes of the Summary Compensation Table above. Pursuant to Mr. Williams’ employment agreement, if he is either terminated “without cause” or in the event of a “change in control”, as defined in such agreement, he is entitled to 12 months of salary, payment of prorated bonus amounts and all stock and options held will immediately vest and become exercisable. Such agreement provides for bonuses, as determined by our board of directors, and employee benefits, including health and disability insurance, in accordance with our policies and automatically renews for consecutive one-year terms, unless terminated by either party 90 days prior to the end of the then current term. Effective September 9, 2019, Gary Williams was succeeded by George Oliva as Chief Financial Officer, Mr. Williams assumed the role of Chief Accounting Officer and continues to serve as Vice President of Finance. Upon assuming the role of Chief Accounting Officer, Mr. Williams’ employment agreement was amended to state that if he is either terminated “without cause” or in the event of a “change in control”, as defined in such agreement, he is entitled to six months of salary.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our Named Executive Officers during the year ended December 31, 2019. We do not have any retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees. The Board may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards as of December 31, 2019

The following table provides information regarding the unexercised warrants to purchase Common Stock and stock awards held by each of our named executive officers:

	Option/Warrant Awards				Stock Awards
Name	Number of Securities underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities underlying Unexercised Options and Warrants (#) Unexercisable	Option/ Warrant Exercise Price ($/Sh)	Option/ Warrant Expiration Date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested (1)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brett Moyer	3,102	—	$4.50	3/31/2021	141,733	(2)	$86,457	(2)	—	$—
	3,102	—	$4.50	6/30/2021
	9,058	—	$0.79	2/28/2023
	4,630	—	$3.00	6/27/2023
	13,889	—	$3.00	7/25/2023

Gary Williams	2,056	—	$4.50	3/31/2021	67,308	(3)	$41,058	(3)	—	$—
	2,055	—	$4.50	6/30/2021
	3,578	—	$0.79	11/30/2022

George Oliva	—	—	—	—	150,000	(4)	$91,500	(4)	—	$—

(1) Market value based upon the closing market price of $0.61 on December 31, 2019.

(2) Mr. Moyer was granted 141,733 shares of restricted common stock, which vest in equal installments on the first, second and third anniversaries of September 1, 2019.

(3) Mr. Williams was granted 67,308 shares of restricted common stock, which vest in equal installments on the first, second and third anniversaries of September 1, 2019.

(4) Mr. Oliva was granted 150,000 shares of restricted stock vest in equal installment on the first, second, third and fourth anniversaries of September 1, 2019.

Equity Incentive Plans

On January 30, 2018, the Board approved the establishment of the LTIP. The LTIP is intended to enable the Company to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for the Company’s welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of Common Stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the Common Stock or derivative securitization with Common Stock underlying 8% of the Common Stock may be issued in any fiscal year. For fiscal year 2018, up to 300,000 shares of Common Stock were initially available for participants under the LTIP, which shares were granted outside the LTIP’s first year share availability pool. For fiscal year 2019, up to 2,304,909 shares of Common Stock are available for participants under the LTIP. The number of shares of Common Stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP.

In connection with the termination of the Carve-Out Plan and the approval of the LTIP on January 31, 2018, the Company issued 1,284,470 and 153,126 shares of restricted common stock to certain of its employees and directors, respectively, whose proceeds under the Carve-Out Plan were vested as of that date (the “January 2018 Restricted Stock Grant”). Such shares were issued to such persons on January 31, 2018, and were to be released in three equal tranches on September 1, 2018, March 1, 2019 and September 1, 2019. As of December 31, 2019, all of the shares of such restricted common stock were released, with an additional 21,132 shares to be released to a terminated employee in three equal tranches over the next 14 months pursuant to the terms of such employee’s restricted stock agreement.

The January 2018 Restricted Stock Grant and the LTIP were approved by a majority of the Company’s stockholders on January 31, 2018.

Non-Equity Incentive Plans

On January 30, 2018, the Company terminated the Company’s Carve-Out Plan. Prior to its cancellation, our employees and directors of the Company were entitled to participate in the Carve-Out Plan at the discretion of the Company’s Board. Each Carve-Out Plan participant was awarded points which entitled that participant to a portion of the proceeds payable to the Company and/or its members upon a sale of the Company. The proceeds payable to a Carve-Out Plan participant were equal to an amount determined in accordance with the following formula: (number of points held by participant divided by total points outstanding) multiplied by 18% of Net Sale Price. For this purpose, “Net Sale Price” equaled the aggregate amount payable to the Company and/or its members in connection with a sale of the Company less all amounts payable to creditors of the Company.

DIRECTOR COMPENSATION

The table below sets forth the compensation paid to our directors during the fiscal year ended December 31, 2019.

Director	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation	Total
Lisa Cummins Dulchinos	$-	$15,250	$-	$15,250	(2)
Jonathan Gazdak	$-	$15,250	$-	$15,250	(3)
Dr. Jeffrey M. Gilbert	$-	$15,250	$-	$15,250	(4)
Helge Kristensen	$-	$15,250	$-	$15,250	(5)
Sam Runco	$-	$15,250	$-	$15,250	(6)
Brian Herr	$-	$15,250	$-	$15,250	(7)
Michael Fazio	$-	$-	$-	$-	(8)
Michael Howse	$-	$-	$-	$-	(9)

(1) Represents 25,000 shares of restricted common stock granted to each non-employee director, except for Mr. Fazio who resigned June 19, 2019, which vest in equal installments on the first, second and third anniversaries of September 1, 2019, based upon the closing market price of $0.61 on December 31, 2019. Amounts reported in this column do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each stock award to purchase a share of common stock granted to the Company’s directors during the fiscal year ended December 31, 2019, as computed in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718. The calculation of the 2019 amounts are based on the fair market value of the shares of restricted common stock granted to such directors as of December 31, 2019. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2) As of December 31, 2019, Ms. Cummins Dulchinos beneficially owned 25,000 shares of Common Stock issued as stock awards and did not have any outstanding option awards. See “Security Ownership of Certain Beneficial Ownership and Management.”

(3) As of December 31, 2019, Mr. Gazdak beneficially owned 50,000 shares of Common Stock issued as stock awards and did not have any outstanding option awards. See “Security Ownership of Certain Beneficial Ownership and Management.”

(4) As of December 31, 2019, Mr. Gilbert beneficially owned 50,000 shares of Common Stock issued as stock awards and did not have any outstanding option awards. See “Security Ownership of Certain Beneficial Ownership and Management.”

(5) As of December 31, 2019, Mr. Kristensen beneficially owned 50,000 shares of Common Stock issued as stock awards and did not have any outstanding option awards. See “Security Ownership of Certain Beneficial Ownership and Management.”

(6) As of December 31, 2019, Mr. Runco beneficially owned 50,000 shares of Common Stock issued as stock awards and did not have any outstanding option awards. See “Security Ownership of Certain Beneficial Ownership and Management.”

(7) As of December 31, 2019, Mr. Herr beneficially owned 25,000 shares of Common Stock issued as stock awards and did not have any outstanding option awards. See “Security Ownership of Certain Beneficial Ownership and Management.” On February 6, 2020, Mr. Herr notified the Company of his decision to resign from the Board. Effective February 10, 2020, the Board appointed Mr. Tobias as a member of the Board to replace Mr. Herr.

(8) As of December 31, 2019, Mr. Fazio beneficially owned 7,292 shares of Common Stock issued as stock awards and did not have any outstanding option awards. Mr. Fazio resigned as a director of the Company effective June 19, 2019. See “Security Ownership of Certain Beneficial Ownership and Management.”

(9) As of December 31, 2019, Mr. Howse beneficially owned no shares of Common Stock issued as stock awards and did not have any outstanding option awards. See “Security Ownership of Certain Beneficial Ownership and Management.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 20, 2020, information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our equity securities;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table prior to this offering is based upon 26,743,765 shares of Common Stock and 250,000 shares of Series A Preferred Stock outstanding as of March 20, 2020. The percentage ownership information shown in the table excludes (i) 14,088 shares of restricted stock to be released to a terminated employee in three equal tranches over the next 11 months pursuant to the terms of such employee’s restricted stock agreement, and (ii) 400,000 unvested Deferred Shares issued to Michael Howse pursuant to the Deferred Shares Agreement. As of March 20, 2020, the holder of Series A Preferred Stock has not converted her shares of Series A Preferred Stock into shares of Common Stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for shares of Common Stock within sixty (60) days of March 20, 2020. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares of Common Stock that such person or persons has the right to acquire within sixty (60) days of March 20, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise noted below, the address for persons listed in the table is c/o Summit Wireless Technologies, Inc., 6840 Via Del Oro, Ste. 280, San Jose, CA 95119.

	Shares Beneficially Owned
	Common Stock		Series A Preferred Stock		% Total Voting
5% or greater stockholders:	Shares	%	Shares	%	Power (1)
Carl E. Berg (3)	1,711,594	6.4%	-	-	6.3%
Lisa Walsh (4)	6,451,537	23.4%	250,000	100.0	24.1%
MARCorp Signal, LLC (5)	2,757,244	9.9%	-	-	9.9%
Medalist Partners LP (6)	2,502,026	9.9%	-	-	9.9%

Directors and executive officers (2)
Brett Moyer (7) Chief Executive Officer and Chairman	510,786	1.9%	-	-	1.9%
George Oliva (8) Chief Financial Officer	150,000	*	-	-	*
Gary Williams (9) Chief Accounting officer and Vice President of Finance	175,605	*	-	-	*
Jonathan Gazdak (10) Director	241,408	*	-	-	*
Dr. Jeffrey M. Gilbert (11) Director	50,000	*	-	-	*
Michael Howse (12) Director	275,000	1.0%	-	-	1.0%
Helge Kristensen (13) Director	196,917	*	-	-	*
Sam Runco (14) Director	50,000	*	-	-	*
Lisa Cummins Dulchinos (15) Director	25,000	*	-	-	*
Robert Tobias (16) Director	-	-	-	-	-
Directors and executive officers as a group (10 persons)	1,699,716	6.4%	-	-	6.3%

*	Less than 1%

(1)	Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series A Preferred Stock, which have the same voting rights as our shares of Common Stock. The holders of our Common Stock and our Series A Preferred Stock are each entitled to one vote per share.

(2)	Includes fully vested warrants to purchase 482,557 shares of Common Stock at exercise prices between $0.01 and $5.40 per share.

(3)	Includes fully vested warrants to purchase 104,397 shares of Common Stock at an exercise price of $5.40 per share.

(4)	Includes (i) fully vested warrants to purchase 774,929 shares of Common Stock with exercise prices ranging from $0.79 to $1.98 per share and (ii) 250,000 shares of Common Stock based upon the assumed conversion of 250,000 shares of Series A Preferred Stock convertible into shares of our Common Stock at a price of $4.00 per share, subject to adjustment under the Certificate of Designations upon certain subsequent transactions and events described therein, and which price cannot be reduced below $1.50 per share.

(5)	Includes fully vested warrants to purchase 2,952,244 shares of Common Stock at an exercise price of $3.00 per share. Excludes (i) warrants to purchase 150,000 shares of Common Stock, with an exercise price of $3.00 per share, which contain a provision prohibiting exercise to the extent that the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to such exercise (subject to increase or decrease upon prior written notice, in the case of any increase, of not less than 61 days).

(6)

Brian Herr is an employee of Medalist Partners LP (“Medalist”) and/or one of its affiliates, is a partner and co-portfolio manager for each of the Medalist Funds (defined below), and is a former director of the Company who, on February 6, 2020, notified the Company of his decision to resign from the Board and, effective February 10, 2020, was replaced by Robert Tobias as a member of the Board.

Based upon a Schedule 13G/A that was jointly filed with the SEC on February 14, 2020 by (i) Medalist, a Delaware limited partnership, (ii) Medalist Partners Harvest Master Fund, Ltd., a Cayman Islands exempted company (“Harvest”) and (iii) Medalist Partners Opportunity Fund A, L.P., a Cayman Islands exempted company (“Opportunity” and, collectively with Harvest, the “Medalist Funds” and, collectively with Harvest and Medalist, the “Reporting Persons”).

Medalist is the investment manager to the Medalist Funds and may be deemed to beneficially own the securities held by the Medalist Funds. As of December 31, 2019, each of Harvest and Opportunity held (a) 1,014,108 shares of Common Stock, (b) warrants (“Medalist Warrants”) exercisable for an aggregate of 236,114 shares of Common Stock and (c) prefunded warrants (“Medalist Prefunded Warrants”) exercisable for an aggregate of 207,182 shares of Common Stock.

The Medalist Warrants and the Medalist Prefunded Warrants are subject to exercise and conversion limitations prohibiting the exercise or conversion of each security to the extent that it would result in the holder, or any of its affiliates, being deemed to beneficially own in excess of 9.99% of the then-outstanding shares of Common Stock. Pursuant to the terms of the 9.99% beneficial ownership limitation and as of December 31, 2019, any Medalist Warrants or Medalist Prefunded Warrants deemed to be beneficially owned by Medalist that would result in its beneficial ownership being in excess of 9.99% are not exercisable and therefore are not reflected in the above calculations of Medalist’s beneficial ownership.

The reported beneficial ownership percentages are based upon 24,570,247 shares of Common Stock, issued and outstanding as of November 12, 2019, as reported by the Company in its Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2019.

The principal business office of the Reporting Persons is 777 Third Avenue, Suite 1402, New York, NY 10017.

(7)	Includes (i) 141,733 shares of restricted Common Stock that is subject to annual vesting over a period of three years beginning September 1, 2019 and (ii) fully vested warrants to purchase 33,781 shares of Common Stock with exercise prices ranging from $0.79 to $4.50 per share.

(8)	Includes 150,000 shares of restricted Common Stock that is subject to annual vesting over a period of four years beginning September 1, 2019.

(9)	Includes (i) 67,308 shares of restricted Common Stock that is subject to annual vesting over a period of three years beginning September 1, 2019 and (ii) fully vested warrants to purchase 7,690 shares of Common Stock with exercise prices ranging from $0.79 to $4.50 per share.

(10)	Includes (i) 25,000 shares of restricted Common Stock that is subject to annual vesting over a period of three years beginning September 1, 2019 and (ii) fully vested warrants to purchase 163,803 shares of Common Stock with exercise prices ranging from $3.30 to $6.25 per share. Excludes warrants to purchase 40,816, 122,272, 75,000 and 91,051 shares of Common Stock, with exercise prices of $2.18, $1.66, $0.875 and $0.44, respectively, issued to Alexander Capital, L.P., of which Mr. Gazdak is managing director and the head of investment banking.

(11)	Includes 25,000 shares of restricted Common Stock that is subject to annual vesting over a period of three years beginning September 1, 2019.

(12)	Includes fully vested warrants to purchase 275,000 shares of Common Stock with an exercise price of $2.00 per share. Excludes 400,000 Deferred Shares issued pursuant to the Deferred Shares Agreement that will vest immediately prior to a Fundamental Transaction.

(13)	Includes (i) 25,000 shares of restricted Common Stock that is subject to annual vesting over a period of three years beginning September 1, 2019, (ii) 133,339 shares of Common Stock owned indirectly by Inizio Capital, (iii) 11,295 shares of Common Stock owned indirectly by Hansong Technology, and (iv) fully vested warrants to purchase 2,283 shares of Common Stock at an exercise price of $5.40 per share owned indirectly by Hansong Technology. Mr. Kristensen serves as a director of Inizio Capital and as a vice president of Hanson Technology, and therefore may have voting or investment power over such shares.

(14)	Includes 25,000 shares of restricted Common Stock that is subject to annual vesting over a period of three years beginning September 1, 2019.

(15)	Such shares of restricted Common Stock are subject to annual vesting over a period of three years beginning September 1, 2019.

(16)	Mr. Tobias replaced Brian Herr as a director of the Company, effective February 10, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information as of December 31, 2019

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under the Plan (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	$-	2,523,073
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	2,523,073

(1)	See “Executive Compensation – Equity Incentive Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than compensation arrangements for our directors and executive officers, the following is a summary of transactions since the years ended December 31, 2018 and 2019 to which we have been a party in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest. See also “Executive Compensation” for additional information regarding compensation of related parties.

Warrant Amendment and Exercise Agreements

Between September 25, 2019 and October 8, 2019, the Company and certain holders, including Brett Moyer, Gary Williams, Jonathan Gazdak, each of the Medalist Funds (as defined below) and Lisa Walsh (each a “Holder” and collectively, the “Holders”), of the Company’s common stock purchase warrants, with exercise prices between $3.00 and $5.40 (collectively, the “Original Warrants”), including the Company’s Series D common stock purchase warrants, Series F common stock purchase warrants (the “Series F Warrants”) and Series G common stock purchase warrants (the “Series G Warrants”), entered into Warrant Amendment and Exercise Agreements (the “Warrant Amendment Agreements”), pursuant to which the Company agreed to reduce the exercise price of each Original Warrant to $0.80 (the “Reduced Exercise Price”), and for each Original Warrant exercised by a Holder at the Reduced Exercise Price, the Company agreed to reduce the exercise price of Original Warrants to purchase up to an equivalent number of shares of Common Stock (the “Amended Warrants”) to $0.79 (the “Amended Exercise Price”). The Company entered into Warrant Amendment Agreements with 32 Holders, under which Original Warrants were exercised for a total of 1,128,381 shares of Common Stock and the Company received gross proceeds of $903,000. Remaining Original Warrants for 1,381,403 shares of Common Stock had their exercise price adjusted to the Amended Exercise Price of $0.79.

Additionally, pursuant to the Warrant Amendment Agreements, the Company agreed to prepare and file with the SEC, as soon as practicable, but in no event later than November 4, 2019 (as extended by the Settlement Agreements (as defined below) to November 18, 2019), a registration statement on Form S-3 to register all shares of Common Stock received by the Holders upon exercise of any Warrant (as defined in the Warrant Amendment Agreements) and all shares of Common Stock underlying the Original Warrants (as defined in the Warrant Amendment Agreements) (such issued and underlying shares, the “Resale Shares”). On December 3, 2019, the Company filed a prospectus to its Registration Statement on Form S-3 (Registration No. 333-234787) for the registration of the Resale Shares.

From November 3, 2019 to November 6, 2019, the Company entered into settlement agreements (each a “Settlement Agreement” and collectively, the “Settlement Agreements”) with each of the Holders (other than the Medalist Funds (as defined herein), whose Settlement Agreement is described below) pursuant to which the Company agreed to issue such Holders an aggregate of 152,944 additional shares of common stock, with such shares meant to compensate such Holders for the difference between the Amended Exercise Price and the lower priced shares that were offered to investors in connection with the Company’s earlier registered direct offering of an aggregate of 2,500,000 shares of Common Stock, priced at $0.70 per share, that the Company closed on October 16, 2019 (the “Registered Direct Offering”). In addition, pursuant to the Settlement Agreements, the Company and the Holders agreed to extend the date by which the Company would file a registration statement on Form S-3 to register all of the Resale Shares from November 4, 2019 to November 18, 2019.

Brett Moyer

Mr. Moyer has served as the Company’s President, Chief Executive Officer and a Board member since the Company’s founding in August 2010.

In December 2016, Mr. Moyer extinguished secured promissory notes of the Company, consisting of an aggregate of $135,704, a promissory note of the Company in the principal amount of $50,000 and $69,290 of reimbursable expense reports, and invested the aggregate sum of $269,091 in the Company’s Series D convertible note (the “Series D Notes”) financing. In connection with the Series D Convertible Notes financing, the Company also issued Mr. Moyer a warrant to purchase 9,058 shares of common stock at an exercise price of $5.40. In connection with the extension of the maturity date of such Series D Convertible Note to June 30, 2018, the number of warrants granted to Mr. Moyer in connection with such financing was doubled, or increased by 9,058, effective February 28, 2018.

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

On October 7, 2019, Mr. Moyer entered into a Warrant Amendment Agreement with the Company, as described above. Mr. Moyer exercised Original Warrants for a total of 9,058 shares of Common Stock and the Company received proceeds of $7,246. On November 3, 2019, Mr. Moyer entered into a Settlement Agreement with the Company, as described above, pursuant to which the Company issued Mr. Moyer 1,294 additional shares of Common Stock.

Gary Williams

Mr. Williams has served as the Company’s Chief Accounting Officer since September 2019, as the Company’s VP of Finance since August 2010 and previously served as the Company’s Chief Financial Officer from August 2010 to September 2019.

On October 7, 2019, Mr. Williams entered into a Warrant Amendment Agreement with the Company, as described above. Mr. Williams exercised Original Warrants for a total of 3,578 shares of Common Stock and the Company received proceeds of $2,862. On November 3, 2019, Mr. Williams entered in a Settlement Agreement with the Company, as described above, pursuant to which the Company issued Mr. Williams 512 additional shares of Common Stock.

Michael Fazio

Mr. Fazio is the chairman of MARCorp Financial LLC, a private equity firm located in Illinois, of which MARCorp Signal, LLC is a wholly-owned subsidiary. Mr. Fazio previously served as a member of the Company’s board of directors, which tenure commenced on May 2017 and ended on June 19, 2019. Pursuant to a settlement agreement that the Company entered into with MARCorp Signal, LLC on July 25, 2018, a warrant to purchase an aggregate of 487,864 shares of common stock was issued to MARCorp Signal, LLC, and following the Company’s IPO, the exercise price of the warrants issued in connection with the Series E Convertible Note (defined below) became $3.00.

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak has been a member of the Board since June 2015. Alexander Capital, L.P. has acted as the lead investment bank in a number of the Company’s private financings and as an underwriter for the Company’s IPO.

The Company signed an engagement letter with Alexander Capital, L.P. in August of 2014 (“August 2014 Engagement Letter”), under which Alexander Capital, L.P. earned a fee on total investments by their clients. Alexander Capital, L.P. earned fees of $321,300 and $0 for the years ended December 31, 2018 and 2019, respectively, under the August 2014 Engagement Letter. In connection with the August 2014 Engagement Letter, which was terminated immediately prior to the IPO, Alexander Capital, L.P. has been issued warrants to purchase a total of 588,391 shares of common stock, exercisable at prices between $3.30 and $5.40 per share and for five years from the date of issuance.

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

On April 4, 2019, the Company signed another engagement letter with Alexander Capital, L.P. under which Alexander Capital, L.P. earns a fee on total investments by its clients. In connection with the issuance of the initial tranche of the Series A Preferred Stock, Alexander Capital, L.P. earned a fee of $80,000 and the Company agreed to issue it a warrant to purchase 40,816 shares of Common Stock. Such warrant is exercisable at a per share price of $2.18 and is exercisable at any time during the five-year period commencing 180 days from the effective date of the issuance of such Common Stock, which period shall not exceed five years from such effective date.

On April 17, 2019, the Company entered into an underwriting agreement with Alexander Capital, L.P. in connection with an offering by the Company of 4,075,726 shares of Common Stock, pursuant to which Alexander Capital, L.P. was paid cash fees of $406,554 as well as a non-accountable expense allowance of $54,207 and reimbursements of $100,000 and pursuant to which the Company agreed to issue a warrant to purchase 122,272 shares of Common Stock. Such warrant is exercisable at a per share price of $1.66 and is exercisable at any time during the five-year period commencing 180 days from the effective date of the issuance of such Common Stock, which period shall not exceed five years from such effective date.

On October 16, 2019, the Company entered into another underwriting agreement with Alexander Capital, L.P. in connection with an offering by the Company of up to an aggregate of 2,500,000 shares of Common Stock, pursuant to which Alexander Capital, L.P. was paid cash fees of $131,250 as well as a non-accountable expense allowance of $17,500 and reimbursements of $43,750 and pursuant to which the Company agreed to issue a warrant to purchase 75,000 shares of common stock. Such warrant is exercisable at a per share price of $0.875 and is exercisable at any time during the five-year period commencing one year from the effective date of the issuance of such stock, which period shall not exceed five years from such effective date.

On October 7, 2019, Mr. Gazdak entered into a Warrant Amendment Agreement with the Company, as described above. Mr. Gazdak exercised Original Warrants for a total of 3,138 shares of Common Stock and the Company received proceeds of $2,510. On November 6, 2019, Mr. Gazdak entered into a Settlement Agreement with the Company, as described above, pursuant to which the Company issued Mr. Gazdak 449 additional shares of Common Stock. In connection with the Company’s entry in the Warrant Amendment Agreements, Alexander Capital, L.P. was paid a cash fee of $51,374.

Helge Kristensen

In February 2016, Inizio Capital an investment company based in the Cayman Islands, for which Mr. Kristensen serves as a director, loaned the Company $50,000 under a convertible promissory note (the “Inizio Note”). On July 25, 2018, in connection with the Company’s IPO, the Inizio Note and all accrued interest, were automatically converted into a total of 27,923 shares of common stock.

In August 2019, we issued a $360,000 purchase order to Hansong Technology. Pursuant to such purchase order, we will pay $360,000 to Hansong Technology for the purchase of certain products. Additionally, Hansong Technology purchased $63,523 of our modules pursuant to purchase orders issued in 2019, with $22,923 received by us in 2019 and the remaining amount expected to be received in 2020.

Michael Howse

The Company is party to an agreement with Michael Howse, dated April 6, 2018, as amended effective as of December 27, 2018 (the “Howse Agreement”), pursuant to which Mr. Howse was appointed interim role as chief strategy officer on an “at-will” basis in consideration for a monthly cash salary as well as (i) a warrant to purchase 110,000 shares of our common stock, exercisable at a per share price of $2.00 and which vested monthly over a nine-month period and which fully vested on January 6, 2019 and (ii) a warrant to purchase 165,000 shares of our common stock, exercisable at a per share price of $2.00, which shall vest, so long as Mr. Howse continues to serve as interim chief strategy officer and/or as a member of our board of directors, (x) as to 110,000 shares of common stock upon the achievement of a significant milestone and (y) as to 65,000 shares of common stock upon the achievement of an additional significant milestone. The foregoing exercise prices are subject to adjustment as provided in each warrant. Pursuant to the Howse Agreement, such warrants shall fully vest on the earlier of (1) immediately prior to a Fundamental Transaction, as defined in such agreement, (2) Mr. Howse’s removal from our board of directors for any reason other than his resignation, his intentional illegal conduct or gross misconduct, or his conviction for any felony, theft, embezzlement or violent crime. In addition, pursuant to the Howse Agreement, we also agreed to appoint Mr. Howse to our Board, where he may only be removed for cause, or his termination or resignation.

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

In connection with the Howse Agreement, the Company is also party to the Deferred Shares Agreement, pursuant to which the Company granted Mr. Howse up to 400,000 Deferred Shares under the LTIP. Pursuant to such agreement, if a Fundamental Transaction has not occurred within 180 days of the earlier of the date on which Mr. Howse no longer serves (i) as our interim chief strategy officer or (ii) on our Board, all of the Deferred Shares shall be forfeited and Mr. Howse will have no further rights to such shares. Pursuant to such agreement, the Deferred Shares shall vest immediately prior to a Fundamental Transaction, and the number of Deferred Shares that shall vest is based on the Consideration paid for the Company in such transaction, which number of Deferred Shares that shall vest to double in the event that the Company does not incur General Expenses.

Brian Herr

Mr. Herr is Chief Investment Officer and Co-Head of Structured Credit and Asset Finance, for the Medalist Partners platform (f/k/a Candlewood Structured Strategy Funds), serves as a partner and co-portfolio manager for each of the Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP (collectively, the “Medalist Funds”), and is a former director of the Company who, on February 6, 2020, notified the Company of his decision to resign from the Board and, effective February 10, 2020, was replaced by Robert Tobias as a member of the Board. Mr. Herr was granted a seat on the Company’s Board pursuant to a securities purchase agreement, dated as of November 30, 2017, between the Company and the Medalist Funds, pursuant to which the Company also issued to the Medalist Funds an aggregate of $2,000,000 Series F Convertible Notes and warrants to purchase an aggregate of 222,222 shares of our common stock which are exercisable for a price of $3.60 per share. In addition, between April 20, 2018 and June 29, 2018, the Company issued an aggregate of $2,437,500 of Series G Convertible Notes to the Medalist Funds and warrants to purchase an aggregate of 180,570 shares of our common stock. In July 2018, in consideration for extending the maturity date of the Series G Convertible Notes and agreeing to make the note convertible, the Medalist funds were granted a warrant to purchase 541,666 shares of common stock. On July 25, 2018, in connection with the Company’s IPO, $3,950,000 of principal under convertible promissory notes, and all accrued interest, were automatically converted into a total of 1,950,348 shares of common stock and the exercise price of the warrants issued in connection with the Series G Notes became $3.00.

In addition, on October 8, 2019, each of the Medalist Funds entered into a Warrant Amendment Agreement with the Company, as described above. In connection with and prior to the Warrant Amendment Agreement that each of the Medalist Funds entered into, the Company also executed Amendment No. 1 to the Series F Warrants held by each of the Medalist Funds (the “Series F Warrant Amendment”), pursuant to which each such Series F Warrant was further amended to add, among other things, fundamental transaction and subsequent rights offerings provisions as well as a 9.99% beneficial ownership limitation (the “Beneficial Ownership Limitation”).

Pursuant to Warrant Amendment Agreements that were entered into with each of the Medalist Funds, with respect to the Series F Warrants and Series G Warrants, if the exercise of an Original Warrant at the Reduced Exercise Price would cause each of the Medalist Funds to exceed the Beneficial Ownership Limitation, in lieu of receiving such number of shares of Common Stock in excess of the Beneficial Ownership Limitation, the Company will only issue such number of shares of Common Stock to each of the Medalist Funds as would not cause each of the Medalist Funds to exceed the maximum number of shares of Common Stock permitted under the Beneficial Ownership Limitation, and each of the Medalist Funds shall be issued, at an exercise price equal to the Reduced Exercise Price less $0.79 per share, pre-funded common stock purchase warrants covering such number of shares of Common Stock as would otherwise have been in excess of the Beneficial Ownership Limitation (the “Pre-Funded Warrants”). In connection with such exercises, the Medalist Funds were issued Pre-Funded Warrants to purchase an aggregate of 414,364 shares of Common Stock. The Company received aggregate gross proceeds of approximately $327,000 in connection with the Pre-Funded Warrants.

On November 4, 2019, the Company entered into a Settlement Agreement with the Medalist Funds, pursuant to which the Company agreed to pay the Medalist Funds an aggregate of $47,223 in cash, with such cash meant to compensate the Medalist Funds for the difference between the Amended Exercise Price and the lower priced shares of Common Stock that were offered to investors in connection with the Registered Direct Offering. In addition, pursuant to the Settlement Agreement, the Company and the Medalist Funds agreed to extend the date by which the Company would file a registration statement on Form S-3 to register all of the Resale Shares from November 4, 2019 to November 18, 2019.

Significant Stockholders

In January 2017, Carl E. Berg invested the aggregate sum of $300,000 in the Company’s Series D Convertible Note financing and was granted a warrant to purchase 39,216 shares of common stock at an exercise price of $5.40.

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

In July 2017, Lisa Walsh invested an additional $360,000 in the Company’s Series D Convertible Note financing and received a warrant to purchase 47,059 shares of common stock at an exercise price of $5.40. Effective February 28, 2018, Ms. Walsh agreed to extend the maturity date of such note to June 30, 2018, which was later amended to extend the maturity date to July 25, 2018, and which accrued an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such note remained outstanding. In connection with the maturity date extension, the warrants granted to Ms. Walsh to purchase 112,419 shares of common stock at an exercise price of $5.40 was doubled, or increased by 112,419. In November 2017, Ms. Walsh invested $6,500,000 in the Company’s Series F Convertible Note financing and was issued warrants to purchase 722,222 shares of common stock at an exercise price of $5.40 per share.

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

On April 18, 2019, the Company entered into a Securities Purchase Agreement, dated as of April 18, 2019, with Ms. Walsh (the “Preferred SPA”), pursuant to which the Company issued 250,000 shares of its Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which shares have a stated value of $4.00, grant holders the same voting rights as holders of our shares of Common Stock, and are convertible into shares of Common Stock at a price of $4.00 per share, which price cannot be reduced below $1.50, and which is subject to adjustment under the Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock upon certain subsequent transactions and events described therein, in consideration for $1,000,000 (the “Initial Tranche”). The Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5,000,000. In connection with the Initial Tranche, the Company also issued to Ms. Walsh a warrant to purchase 255,102 shares of Common Stock, which is immediately exercisable, has a five-year life, has an exercise price of $1.98 and is subject to 4.99/9.99% blockers and to adjustment for stock dividends and splits. Pursuant to the Preferred SPA, holders of shares of the Series A Preferred Stock (i) have the right to require the Company to register the shares of Series A Preferred Stock as well as the shares of Common Stock underlying such shares and the warrant issued to Ms. Walsh within 180 days of the Closing Date (as defined in the Preferred SPA) on which purchasers have committed to purchase an aggregate of amount of Series A Preferred Stock with an aggregate stated value equal to or exceeding $1,000,000.

In connection with the October 16, 2019 Registered Direct Offering, Ms. Walsh purchased 1,000,000 shares of Common Stock at a price of $0.70 per share. The Company received proceeds of $700,000 from such purchase.

On October 7, 2019, Ms. Walsh entered into a Warrant Amendment Agreement with the Company, as described above. Ms. Walsh exercised Original Warrants for a total of 519,827 shares of Common Stock and the Company received proceeds of $415,862. On November 3, 2019, Ms. Walsh entered into a Settlement Agreement with the Company, as described above, pursuant to which the Company agreed to issue Ms. Walsh 74,261 additional shares of Common Stock.

Outstanding Equity Grants to Directors and Executive Officers

We have granted warrants and restricted shares to our certain of our directors and executive officers. For more information regarding the warrants and stock awards granted to our directors and named executive officers, see “Executive Compensation—Outstanding Equity Awards as of December 31, 2019.”

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. Such indemnification agreements require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Related Person Transaction Policy

Our Audit Committee considers and approves or disapproves any related person transaction as required by Nasdaq Stock Market regulations. The Company’s written policies and procedures on related party transactions cover any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which: (i) the Company (or any subsidiary) is a participant; (ii) any related party has or will have a direct or indirect interest; and (iii) the aggregate amount involved (including any interest payable with respect to indebtedness) will or may be expected to exceed $120,000, except that there is no $120,000 threshold for members of the Audit Committee. A related party is any: (i) person who is or was (since the beginning of the two fiscal years preceding the last fiscal year, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director; (ii) greater than five percent (5%) beneficial owner of the Company’s common stock; or (iii) immediate family member of any of the foregoing. An immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and any person (other than a tenant or employee) sharing the same household as such person.

In determining whether to approve or ratify a related party transaction, the Audit Committee, or disinterested directors, as applicable, will take into account, among other factors it deems appropriate: (i) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; (ii) the nature and extent of the related party’s interest in the transaction; (iii) the material terms of the transactions; (iv) the importance of the transaction both to the Company and to the related party; (v) in the case of a transaction involving an executive officer or director, whether the transaction would interfere with the performance of such person’s duties to the Company; and (vi) in the case of a transaction involving a non-employee director or a nominee for election as a non-employee director (or their immediate family member), whether the transaction would disqualify the director or nominee from being deemed an “independent” director, as defined by Nasdaq, and whether the transaction would disqualify the individual from serving on the Audit Committee or the Compensation Committee or other committees of the Board under applicable Nasdaq and other regulatory requirements.

The Audit Committee only approves those related party transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party.

Director Independence

See “Corporate Governance—Director Independence.”

Item 14.	Principal Accounting Fees and Services.

BPM LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2019 and 2018.  The following table sets forth all fees billed or to be billed for such periods:

	2019	2018
Audit fees (1)	$297,111	$320,552
Audit-related fees (2)	—	—
Tax fees (3)	19,000	—
All other fees	—	—
Total	$316,111	$320,552

(1)	“Audit fees” include fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly review. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.

(2)	“Audit-related fees” include fees billed for professional services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements including subscription for the online library of accounting research literature and are not reported under “Audit Fees”.

(3)	“Tax fees” include fees for tax advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters, and assistance with tax audits.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our audit committee chairman pre-approves all audit and non-audit services provided by the independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services. The chairman of our audit committee has been delegated the authority by such committee to pre-approve all services by the independent registered public accounting firm. The chairman of our audit committee will report all such pre-approvals to the entire audit committee at the next committee meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, the footnotes thereto, and the respective report of BPM LLP, an independent registered public accounting firm, are filed herewith.

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

Exhibit No.	Description of Exhibit
2.1	Certificate of Conversion of Summit Semiconductor, Inc. (2)

2.2	Plan of Conversion of Summit Semiconductor, Inc. (2)

3.1(i)	Certificate of Incorporation of Summit Semiconductor, Inc. (1)

3.1(ii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (3)

3.1(iii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (4)

3.1(iv)*	Form of Certificate of Designations of the Preferences, Rights and Limitations of the Series A 8% Senior Convertible Preferred Stock.

3.2(i)	Bylaws of Summit Semiconductor, Inc. (1)

4.1	Form of Common Stock Certificate. (6)

4.2	Form of Common Stock Purchase Warrant issued to holders of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

4.3	Form of Amended and Restated Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes. (6)

4.4	Form of Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes. (6)

4.5	Form of Common Stock Purchase Warrant issued to holders of Series F Senior Secured 15% Convertible Notes. (1)

4.6	Form of Common Stock Purchase Warrant issued to holders of Series G 15% Original Issue Discount Senior Secured Promissory Notes in June 2018. (1)

4.7	Form of Common Stock Purchase Warrant issued to holders of Series G 20% Original Issue Discount Senior Secured Promissory Notes in July 2018. (2)

4.8	Amended and Restated Common Stock Purchase Warrant to purchase 110,000 shares of Common Stock issued to Michael Howse on December 27, 2018. (6)

4.9	Amended and Restated Common Stock Purchase Warrant to purchase 165,000 shares of Common Stock issued to Michael Howse on December 27, 2018. (6)

4.10	Form of Common Stock Purchase Warrant issued to holder of Series A 8% Senior Convertible Preferred Stock. (9)

4.11	Form of Pre-Funded Common Stock Purchase Warrant. (7)

4.12	Form of Amendment No. 1 to Series F Common Stock Purchase Warrant. (7)

4.13	Form of Common Stock Purchase Warrant, dated February 2020. (8)

4.14*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.2	Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.3	Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.4	Form of Indemnity Agreement by and between Summit Semiconductor, Inc., and each of its directors and executive officers. (1)

10.5	Employment Agreement between FOCUS Enhancements, Inc. and Brett Moyer, dated August 6, 2002. (1)

10.6	First Amendment to Employment Agreement by and between Summit Semiconductor, LLC and Brett Moyer, effective May 2, 2011. (1)

10.7	Executive Employment Agreement between FOCUS Enhancements, Inc. and Gary Williams, dated May 28, 2004. (1)

10.8	First Amendment to Executive Employment Agreement by and between Summit Semiconductor, LLC and Gary Williams, effective May 2, 2011. (1)

10.9	Offer Letter from Summit Semiconductor, Inc. to Michael Howse, dated April 6, 2018. (1)

10.10	Amendment to Agreement, effective as of December 27, 2018, between Summit Wireless Technologies, Inc. and Michael Howse. (6)

10.11	Deferred Shares Agreement, entered into as of January 4, 2019, between Summit Wireless Technologies, Inc. and Michael Howse. (6)

10.12	Lease Agreement by and between Amberglen, LLC and Summit Semiconductor, Inc., dated June 11, 2015, as amended. (1)

10.13	First Amendment to Lease Agreement by and between Amberglen, LLC and Summit Semiconductor, Inc., dated July 31, 2018. (6)

10.14	Form of Securities Purchase Agreement between Summit Semiconductor, LLC and the purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

10.15	Form of Amendment to Series D Transaction Documents. (1)

10.16	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series E Senior Secured Original Issue Discount Convertible Notes. (1)

10.17	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 18, 2016. (1)

10.18	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 30, 2016. (1)

10.19	Management Rights Letter, dated May 17, 2017, between Summit Semiconductor, LLC and MARCorp Signal, LLC. (1)

10.20	Settlement Agreement, dated July 25, 2018, between Summit Semiconductor, Inc. and MARCorp Signal, LLC. (5)

10.21	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series F Senior Secured 15% Convertible Notes. (1)

10.22	Form of Amendment to Series F Transaction Documents. (2)

10.23	Form of Series G Subscription Agreement by and among Summit Semiconductor, Inc. and the purchasers of Series G 15% Original Issue Discount Senior Secured Promissory Notes. (1)

10.24	Form of Amendment to Series G Transaction Documents. (1)

10.25*	Form of Securities Purchase Agreement, dated April 18, 2019, by and among Summit Wireless Technologies, Inc. and certain purchasers of Series A 8% Senior Convertible Preferred Stock.

10.26	Form of Series F Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds. (7)

10.27	Form of Series G Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds. (7)

10.28	Form of Warrant Amendment and Exercise Agreement by and between the Company and certain other holders of the Company’s common stock purchase warrants. (7)

10.29	Form of Warrant Settlement Agreement by and between the Company and certain holders of the Company’s common stock purchase warrants. (7)

10.30	Form of Warrant Settlement Agreement by and between the Company and the Medalist Funds. (7)

10.31*	Form of Amended and Restated Offer Letter from Summit Wireless Technologies, Inc. to George Oliva, dated October 4, 2019.

10.32	Form of Unit Purchase Agreement, dated February 4, 2020, by and among the Company and the purchaser signatory thereto. (8)

10.33	Form of Subscription Agreement, dated February 28, 2020, by and among the Company and the purchaser signatory thereto. (8)

21.1*	List of Subsidiaries.

23.1*	Consent of BPM LLP.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 2, 2018.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 23, 2018.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 25, 2018.

(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 14, 2018.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 15, 2018.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 29, 2019.

(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 14, 2019.

(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 3, 2020.

(9)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-230952) with the SEC on April 19, 2019.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Wireless Technologies, Inc.

Date: March 24, 2020	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2020	By:	/s/ George Oliva
George Oliva Chief Financial Officer (Principal Financial Officer)

Date: March 24, 2020	By:	/s/ Gary Williams
Gary Williams Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2020	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 24, 2020	By:	/s/ George Oliva
George Oliva Chief Financial Officer (Principal Financial Officer)

Date: March 24, 2020	By:	/s/ Gary Williams
Gary Williams
Chief Accounting Officer (Principal Accounting Officer)

Date: March 24, 2020	By:	/s/ Lisa Cummins
Lisa Cummins
Director

Date: March 24, 2020	By:	/s/ Jonathan Gazdak
Jonathan Gazdak
Director

Date: March 24, 2020	By:	/s/ Dr. Jeffrey M. Gilbert
Dr. Jeffrey M. Gilbert
Director

Date: March 24, 2020	By:	/s/ Helge Kristensen
Helge Kristensen
Director

Date: March 24, 2020	By:	/s/ Sam Runco
Sam Runco
Director

Date: March 24, 2020	By:	/s/ Robert Tobias
Robert Tobias
Director

Date: March 24, 2020	By:	/s/ Michael Howse
Michael Howse
Director

Summit Wireless Technologies, Inc. (formerly Summit Semiconductor, Inc.) and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Summit Wireless Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Wireless Technologies, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 24, 2020

Summit Wireless Technologies, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$298	$3,218
Accounts receivable	108	112
Inventories	2,666	1,383
Prepaid expenses and other current assets	944	428
Total current assets	4,016	5,141

Property and equipment, net	84	110
Intangible assets, net	28	61
Other assets	94	94
Total assets	$4,222	$5,406
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,554	$532
Accrued liabilities	1,146	846
Total current liabilities	2,700	1,378
		-
Derivative liability	387	-
Warrant liability	24	210
Total liabilities	3,111	1,588

Commitments and contingencies (Note 9)

Series A 8% Senior Convertible Preferred stock, par value $0.0001; 1,250,000 shares authorized; 250,000 and zero shares issued and outstanding as of December 31, 2019 and 2018, respectively, (liquidation preference of $1,056,000 and $0)	517	-

Stockholders' Equity:

Common stock, par value $0.0001; 200,000,000 shares authorized; 24,873,191 and 15,366,327 shares issued and outstanding as of December 31, 2019 and 2018, respectively	2	2

Additional paid-in capital	188,318	179,501
Accumulated other comprehensive loss	(48)	(45)
Accumulated deficit	(187,678)	(175,640)
Total stockholders' equity	594	3,818
Total liabilities, convertible preferred stock and stockholders’ equity	$4,222	$5,406

The accompanying notes are an integral part of these consolidated financial statements.

Summit Wireless Technologies, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2019 and 2018

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenue, net	$1,666	$1,374
Cost of revenue	1,737	1,612
Gross profit	(71)	(238)

Operating Expenses:
Research and development	5,427	4,873
Sales and marketing	2,834	2,803
General and administrative	2,829	3,657
Total operating expenses	11,090	11,333

Loss from operations	(11,161)	(11,571)

Interest expense	-	(33,502)
Change in fair value of warrant liability	204	(8,051)
Change in fair value of derivative liability	(171)	(14,294)
Other income (expense), net	(902)	69
Loss before provision for income taxes	(12,030)	(67,349)
Provision for income taxes	8	8
Net loss	$(12,038)	$(67,357)
Convertible preferred stock dividend	(56)	-
Net loss attributable to common stockholders	$(12,094)	$(67,357)
Net loss per common share - basic and diluted	$(0.64)	$(9.96)
Weighted average number of common shares used in computing net loss per common share	18,969,761	6,761,252

The accompanying notes are an integral part of these consolidated financial statements

Summit Wireless Technologies, Inc.

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2019 and 2018

(in thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(12,038)	$(67,357)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3)	(3)
Comprehensive loss	$(12,041)	$(67,360)

The accompanying notes are an integral part of these consolidated financial statements.

Summit Wireless Technologies, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the years ended December 31, 2019 and 2018

(in thousands, except share data)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2017	2,762,594	$64,735	324,821	$-	$13,832	$(42)	$(108,283)	$(94,493)
Issuance of common stock to note holder for extension of maturity date	-	-	327	-	-	-	-	-
Beneficial conversion feature upon issuance of convertible notes payable	-	-	-	-	1,918	-	-	1,918
Issuance of warrants	-	-	-	-	3,638	-	-	3,638
Reclassification of warrants	-	-	-	-	9,310	-	-	9,310
Proceeds from issuance of common stock, net	-	-	2,400,000	-	10,272	-	-	10,272
Conversion of preferred stock to common stock	(2,762,594)	(64,735)	2,762,594	-	64,735	-	-	64,735
Issuance of common stock upon conversion of convertible notes payable	-	-	9,527,144	2	30,449	-	-	30,451
Beneficial conversion feature upon conversion of convertible notes payable	-	-	-	-	43,012	-	-	43,012
Vesting of restricted common stock	-	-	257,281	-	(499)	-	-	(499)
Issuance of common stock for vendor services	-	-	94,160	-	438	-	-	438
Issuance of warrants for vendor services	-	-	-	-	240	-	-	240
Stock-based compensation expense	-	-	-	-	2,156	-	-	2,156
Currency translation adjustment	-	-	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	-	-	(67,357)	(67,357)
Balance as of December 31, 2018	-	-	15,366,327	2	179,501	(45)	(175,640)	3,818
Release of vested restricted common stock	-	-	534,127	-	(87)	-	-	(87)
Issuance of warrants for common stock	-	-	-	-	46	-	-	46
Issuance of convertible preferred stock and common stock warrant, net of issuance costs	250,000	720	-	-	200	-	-	200
Fair value of derivative liability in connection with issuance of convertible preferred stock	-	(216)	-	-	-	-	-	-
Issuance of warrant for common stock in connection with convertible preferred stock offering	-	(43)	-	-	43	-	-	43
Convertible preferred stock dividend	-	56	-	-	(56)	-	-	(56)
Issuance of common stock, net of issuance costs	-	-	6,575,726	-	6,149	-	-	6,149
Issuance of common stock for services	-	-	172,780	-	246	-	-	246
Proceeds from issuance of pre-funded warrants and exercise of common stock warrants	-	-	1,128,381	-	1,167	-	-	1,167
Issuance of common stock for warrant settlement	-	-	152,944	-	112	-	-	112
Stock-based compensation	-	-	942,906	-	105	-	-	105
Change in fair value of common stock warrants upon repricing	-	-	-	-	892	-	-	892
Currency translation adjustment	-	-	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	-	-	(12,038)	(12,038)
Balance as of December 31, 2019	250,000	$517	24,873,191	$2	$188,318	$(48)	$(187,678)	$594

The accompanying notes are an integral part of these consolidated financial statements.

Summit Wireless Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2019 and 2018

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,038)	$(67,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	42
Stock-based compensation	105	2,834
Amortization of intangible asset	33	33
Amortization of debt discounts	-	27,184
Loss on disposal of property and equipment	2	-
Change in fair value of warrant liability	(204)	8,051
Change in fair value of derivative liability	171	14,294
Expense for issuance of warrants and common stock for services	310	241
Issuance of common stock for warrant settlement	112	-
Change in fair value of common stock warrants upon repricing	892	-
Changes in operating assets and liabilities:
Accounts receivable	4	(57)
Inventories	(1,283)	(691)
Prepaid expenses and other assets	(516)	(221)
Accounts payable	1,022	(752)
Accrued liabilities	300	131
Accrued interest	-	6,316
Net cash used in operating activities	(11,032)	(9,952)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	-
Purchases of property and equipment	(35)	(87)
Net cash used in investing activities	(34)	(87)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	6,149	10,273
Proceeds from the issuance of convertible preferred stock and common stock warrant, net of issuance costs	920	-
Proceeds from issuance of pre-funded warrants and exercise of common stock warrants	1,167	-
Proceeds from issuance of promissory notes, net of issuance costs	-	2,002
Proceeds from issuance of convertible notes payable, net of issuance costs	-	1,435
Repayment of convertible notes payable	-	(200)
Taxes paid related to net share settlements of equity awards	(87)	(499)

Net cash provided by financing activities	8,149	13,011
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)
Net decrease in cash and cash equivalents	(2,920)	2,969

Cash and cash equivalents as of beginning of year	3,218	249

Cash and cash equivalents as of end of year	$298	$3,218

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$8	$8

Noncash Investing and Financing Activities:
Issuance of warrants in connection with convertible notes payable	$-	$2,048
Issuance of warrant in connection with settlement agreement with Series E holders	$-	$1,590
Issuance of common stock warrants in connection with convertible preferred stock offering	$243	$-
Issuance of warrants in connection in public offering	$97	$169
Beneficial conversion feature of convertible notes payable	$-	$1,918
Fair value of derivative liability in connection with issuance of convertible preferred stock	$216	$-
Convertible preferred stock dividend	$56	$-
Issuance of convertible notes in lieu of employee expense payments	$-	$50
Conversion of accrued interest to accounts payable	$-	$2
Conversion of interest to convertible notes payable as principal	$-	$10
Reclassification of promissory notes to convertible notes payable	$-	$2,250
Fair value of derivative liability in connection with issuance of notes payable	$-	$7,886
Conversion of preferred units to common stock upon initial public offering	$-	$64,735
Conversion of convertible notes and accrued interest to common stock upon initial public offering	$-	$30,450
Reclassification of derivative liability to equity upon initial public offering	$-	$43,012
Reclassification of warrant liability to equity upon initial public offering	$-	$9,310

The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

1.	Business and Viability of Operations

Summit Wireless Technologies, Inc. (f/k/a Summit Semiconductor, Inc.) (also referred to herein as “we”, “us”, “our”, or the “Company”) was originally formed as a limited liability company in Delaware on July 23, 2010. The Company develops wireless audio integrated circuits for home entertainment and professional audio markets. On December 31, 2017, the Company converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”). Prior to the Conversion, the Company had been taxed as a partnership for federal and state income tax purposes, such that the Company’s taxable income was reported by its members in their respective tax returns. Following the Conversion, the Company will be taxed as a corporation. In connection with the Conversion, the Company’s Board of Directors approved a 15-for-1 reverse split of the Company’s units into stock. All unit and stock data in this report have been retroactively adjusted to reflect the split. In connection with the Conversion, the Company authorized 20,000,000 shares of preferred stock and 200,000,000 shares of common stock and issued 324,821 shares of common stock to such investors previously holding 4,872,221 common membership interests and 2,762,594 shares of convertible preferred stock to such investors previously holding 41,438,818 preferred membership interests. Such shares of common stock and convertible preferred stock were fully paid, nonassessable shares of stock of the Company.

On July 26, 2018, the Company closed its initial public offering (“IPO”). The Company’s registration statement on Form S-1 (File No. 333-224267) relating to the IPO was declared effective by the Securities and Exchange Commission (“SEC”) on July 25, 2018. The shares of common stock began trading on The Nasdaq Capital Market under the ticker symbol “WISA” on July 27, 2018. Under the offering, the Company issued 2,400,000 shares of common stock at an offering price of $5.00 per share, raising gross proceeds of $12,000,000. In aggregate, the shares issued in the offering generated approximately $10,273,000 in net proceeds, which amount is net of $900,000 in underwriters’ discounts and commissions, $220,000 in underwriters’ accountable and non-accountable expenses and legal, accounting and other estimated offering costs of $607,000. Upon the closing of the IPO, (i) all shares of convertible preferred stock then outstanding were automatically converted into 2,762,594 shares of common stock and (ii) all convertible notes payable along with accrued interest were automatically converted in to 9,527,144 shares of common stock, except for $200,000 of such notes which were repaid in cash immediately following the offering.

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

On October 16, 2019, the Company closed a registered direct offering with certain institutional investors for 2,500,000 registered common shares (the “Shares”) priced at $0.70 per share (the “Registered Direct Offering”). The Registered Direct Offering was registered and the Shares were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-233433) (the “Registration Statement”), which was initially filed with the SEC on August 23, 2019, and was declared effective on September 6, 2019, and the related base prospectus included in the Registration Statement, as supplemented by the preliminary prospectus supplement dated October 16, 2019 (the “Prospectus Supplement”). In connection with the Registered Direct Offering, the Company issued its shares of common stock for gross proceeds of approximately $1,750,000. The Company intends to use the net proceeds of approximately $1,485,000 from the offering for working capital purposes.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

1.	Business and Viability of Operations, continued

Nasdaq Notification

On October 16, 2019, the Company received a written notification (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price of the Company’s common stock was below $1.00 per share for the previous thirty (30) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180 calendar day compliance period, or until April 13, 2020, to regain compliance with Nasdaq’s minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on Nasdaq. To regain compliance, the closing bid of the common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during such 180 calendar day grace period. If the Company is not in compliance by April 13, 2020, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the minimum bid price requirements. In addition, the Company would be required to notify Nasdaq of its intent to cure such minimum bid price deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting. The Company intends to monitor the closing bid price for its common stock between now and April 13, 2020, and will consider available options to resolve the Company’s noncompliance with Nasdaq’s minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with such minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. On March 23, 2020, the Company received an extension of time to regain compliance.

On November 18, 2019, we were officially notified by Nasdaq that we did not comply with Nasdaq Listing Rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity (the “Stockholders’ Equity Requirement”), among other continued listing criteria. We were required to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement for consideration by the Nasdaq Listing Qualifications staff (“Nasdaq Staff”) by no later than January 2, 2020. On January 2, 2020, we submitted a plan to regain compliance (the “Compliance Plan”) to the Nasdaq Staff. As of March 20, 2020, the Compliance Plan remains under review by the Nasdaq Staff. If we fail to achieve compliance with the Stockholders’ Equity Requirement, we may be delisted from Nasdaq.

Liquidity and management plans

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of December 31, 2019, the Company had cash and cash equivalents of $0.3 million, an accumulated deficit of approximately $187.7 million and has not generated positive cash flows from operations. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has not generated significant revenues and has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its IPO and proceeds from convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the years ended December 31, 2019 and 2018

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of December 31, 2019 and 2018, the Company had capitalized $12,000 and $41,000, respectively, of deferred offering costs in prepaid expenses and other current assets on the consolidated balance sheet.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires full or partial payment in advance of shipping. As of December 31, 2019, the Company had three customers accounting for 37%, 28% and 20% of accounts receivable. As of December 31, 2018, the Company had two customers accounting for 47% and 42% of accounts receivable. The Company had two customers accounting for 57% and 24% of its net revenue for the year ended December 31, 2019. The Company had two customers accounting for 55% and 37% of its net revenue for the year ended December 31, 2018.

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

For the years ended December 31, 2019 and 2018

2.	Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and are generally not interest bearing. The Company reviews its trade receivables aging to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends and changes to customers’ financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2019 and 2018, there was no allowance for doubtful accounts.

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

Intangible Assets

Intangible assets as of December 31, 2019 and 2018 consisted of trademarks and are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of three years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During fiscal 2019 and 2018, no changes were made to the estimated useful life of intangible assets.

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

For the years ended December 31, 2019 and 2018

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

For the years ended December 31, 2019 and 2018

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of December 31, 2019.

(in thousands)
	December 31,	December 31,
	2019	2018
Contract liabilities	$(451)	$(186)
During the three and twelve months ended December 31, 2019, the Company recognized $0 and $171,000, respectively, of revenue that was included in the contract balances as of December 31, 2018.

Disaggregated Revenue

In general, revenue disaggregated by geography (See Note 12) is aligned according to the nature and economic characteristics of our business and provides meaningful disaggregation of our results of operations. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements.

Practical Expedients and Exemptions

As part of our adoption of ASC 606, we elected to use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

In addition, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

2.	Summary of Significant Accounting Policies, continued

Research and Development

Research and development costs are charged to operations as incurred.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the years ended December 31, 2019 and 2018 are $30,000 and zero, respectively.

Comprehensive Loss

Comprehensive loss includes all changes within stockholders’ equity (deficit) that are not the result of transactions with stockholders. Accumulated other comprehensive loss includes the foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity (deficit), while foreign currency transaction gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the consolidated statements of operations in other income (expense), net and were not material for the years ended December 31, 2019 and 2018.

Net Loss per Common Share

Basic and diluted net loss per common share is presented in conformity with the two-class method required for participating securities. The Company considers all series of convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the convertible preferred stock do not have a contractual obligation to share in the losses of the Company. Under the two-class method, net income would be attributed to common stockholders and participating securities based on their participation rights.

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, convertible preferred stock, warrants for common stock and restricted stock units are considered to be potentially dilutive securities.

For the year ended December 31, 2019, warrants to purchase 7,937,094 shares of common stock, 942,906 shares of restricted stock and 250,000 shares of convertible preferred stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive. For the years ended December 31, 2018, warrants to purchase 8,641,813 shares of common stock, and 964,505 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

2.	Summary of Significant Accounting Policies, continued

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of December 31, 2019 and 2018. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties.

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

For the years ended December 31, 2019 and 2018

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)”.  The FASB developed the amendments to Accounting Standards Codification 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements.  This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements. The Company will adopt this standard as of January 1, 2020 and does not expect the adoption of this standard to significantly impact the consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

3.	Balance Sheet Components

Inventories (in thousands):

	December 31,	December 31,
	2019	2018
Work in progress	$301	$191
Finished goods	2,365	1,192

Total inventories	$2,666	$1,383

Property and equipment, net (in thousands):

	December 31,	December 31,
	2019	2018
Machinery and equipment	$771	$746
Tooling	11	7
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	11	11
	897	868
Less: Accumulated depreciation and amortization	(813)	(758)

Property and equipment, net	$84	$110

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $58,000 and $42,000, respectively.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

3.	Balance Sheet Components, continued

Accrued liabilities (in thousands):

	December 31,	December 31,
	2019	2018
Accrued vacation	$263	$238
Accrued compensation	38	17
Accrued bonus	-	158
Customer advances	451	186
Accrued audit fees	140	126
Accrued other	254	121

Total accrued liabilities	$1,146	$846

4.	Promissory Notes

In connection with the acquisition of the Focus Enhancements, Inc. assets in July 2010, the Company assumed an asset purchase agreement with Hallo Development Co, LLC (“Hallo”). In October 2010, the Hallo agreement was amended to require the Company to pay royalties to Hallo at specified rates based on annual net sales derived from the Company’s purchased technology over a period of three years with a minimum royalty of $900,000. Initial shipments commenced in 2011 and after three years, cumulative royalties due to Hallo were $900,000. In April 2014, the Hallo agreement was amended, converting the outstanding balance of $358,000, to an unsecured promissory note (“Hallo Note”), bearing interest at 18.0% per year with an initial maturity date of December 31, 2015, that was later extended. In December 2016, following a principal reduction payment of $38,000, the Hallo Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000, the Company would make a principal reduction payment of $13,000, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, would automatically convert to shares in connection with an initial public offering, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the Hallo Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the Hallo Note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company recognized interest expense of $24,000 for the year ended December 31, 2018. The Company made principal reduction payments under the Hallo Note of $100,000 for the year ended December 31, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 56,723 shares of common stock in connection with the Company’s IPO.

On January 5, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $500,000 (the “January 2015 Note”). The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing. The initial interest rate was 15.0% per year with an initial maturity date of July 5, 2015, that was later extended. In February 2016, following a principal reduction payment of $225,000, the maturity date was extended to September 1, 2017, and the interest rate was adjusted to 10.0% per year. In December 2016, following a principal reduction payment of $23,000, the January 2015 Note was amended as follows: (i) the maturity date was changed to “five days following an IPO”, (ii) following a debt or equity financing in excess of $4,000,000 prior to an IPO, the Company would make a principal reduction payment of $13,000, (iii) on the maturity date, the Company would make a principal reduction payment of $95,000, and (iv) the remaining unpaid principal and accrued interest, after the payments described in (ii) and (iii) above, would automatically convert to shares in connection with the IPO, at a conversion price equal to the average of the highest and the lowest price of the related stock that the Company sold on the maturity date. As a result of such amendment, the January 2015 Note was reclassified to convertible notes payable as of December 31, 2016. As of February 28, 2018, the January 2015 Note holders agreed to amend the conversion price language in their respective convertible notes to be the lower of (i) $4.50 or (ii) the initial price of the Company’s common stock sold pursuant to an IPO and to extend the maturity date to June 30, 2018. The Company recognized interest expense of $11,000 for the year ended December 31, 2018. The Company made principal reduction payments under the January 2015 Note of $100,000 for the year ended December 31, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 39,653 shares of common stock in connection with the Company’s IPO.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

4.	Promissory Notes, continued

On April 4, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $450,000 (the “April 2015 Note”). The proceeds from April 2015 Note were used to repay the $450,000 loan outstanding with a bank. The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing. Interest accrued at a rate 5.0% per year during the first twelve months and increased to 10.0% per year through maturity. All principal and related accrued interest outstanding were due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the April 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest would automatically convert into the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price was the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the April 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the April 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $26,000 for the year ended December 31, 2018.

On July 25, 2018, the outstanding convertible note automatically converted into 155,373 shares of common stock in connection with the Company’s IPO.

On September 18, 2015, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $200,000 (the “September 2015 Note”). The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing. Interest accrued at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding were due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the September 2015 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest would automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price was the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the September 2015 Note was reclassified to convertible notes payable. As of February 28, 2018, the September 2015 Note holder agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $11,000 for the year ended December 31, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 68,544 shares of common stock in connection with the Company’s IPO.

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

For the years ended December 31, 2019 and 2018

4.	Promissory Notes, continued

During February 2016, we entered into five different Loan and Securities Agreements and separate Secured Promissory Notes with a total principal face value of $250,000 (the “Five February 2016 Notes”). The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowings. Interest accrued at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding were due and payable at the maturity date, which was originally February 1, 2017, that was later extended. In December 2016, two of the Five February 2016 Notes were terminated and extinguished and the lenders agreed that the $100,000 aggregate principal balance of the loans and the $9,000 aggregate accrued interest would be used to fund their participation in the Series D convertible notes. In May 2017, the three remaining holders of the Five February 2016 Notes agreed to amend their notes to include a provision that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest would automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price was the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the three remaining Five February 2016 Notes were reclassified to convertible notes payable. Effective February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $8,000 for the year ended December 31, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 49,815 shares of common stock in connection with the Company’s IPO.

In connection with the Five February 2016 Notes, the Company issued warrants to purchase common shares of 111,112 (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants was recorded as a debt discount to be amortized over the respective terms of the various notes. The debt discounts are amortized to interest expense using the effective interest method. During the years ended December 31, 2019 and 2018, the Company recognized no interest expense from the amortization of the debt discount.

5.	Convertible Notes Payable

As of July 25, 2018, the convertible notes payable and related accrued interest were converted in to 9,527,144 shares of common stock in connection with the Company’s IPO. No convertible notes payable were outstanding as of December 31, 2018.

On February 12, 2016, we entered into a Loan and Securities Agreement and a separate Secured Promissory Note with the principal face value of $300,000 (the “February 2016 Note”). The personal property, fixtures and intellectual property and products of the Company served as the collateral for the borrowing (see Note 5 – Series E Convertible Note Payable for subsequent release of collateral). Interest accrued at a rate 10.0% per year through maturity. All principal and related accrued interest outstanding were due and payable at the maturity date, which was originally January 31, 2017. In November 2016, the February 2016 Note was amended to (i) change the maturity date to September 1, 2017 and (ii) provide that if the Company completes an underwritten public offering of its common shares or consummates a change of control, then the aggregate outstanding principal and related accrued interest would automatically convert in to the number of common shares equal to the quotient obtained by dividing the aggregate principal and accrued interest by the conversion price. The conversion price was the lesser of $4.50 or the highest price per common share sold in the IPO or paid by a buyer upon a change in control multiplied by 75%. As a result of such amendment, the February 2016 Note was reclassified to convertible notes payable. As of February 28, 2018, the February 2016 Note holders agreed to extend the maturity date to June 30, 2018. The Company recognized interest expense of $17,000 for the year ended December 31, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 99,594 shares of common stock in connection with the Company’s IPO.

In connection with the February 2016 Note, the Company issued warrants to purchase 33,334 common shares (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants for the February 2016 Note was recorded as a debt discount and is being amortized to interest expense over the term of the note using the effective interest method. During the years ended December 31, 2019 and 2018, the Company recognized no interest expense from the amortization of the debt discount.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

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

Series C Convertible Notes Payable

During February 2016 through October 2016, the Company received total proceeds of $2,880,000 from the issuance of original issue discount convertible notes (“Series C Convertible Notes”) to investors. The principal balance, plus all accrued and unpaid interest, was due February 28, 2018, as amended, or upon a change of control or an initial public offering by the Company. On February 28, 2018, in connection with the extension of the maturity date to August 28, 2018, the Company issued 327 shares of common stock to the holder of the convertible notes. The conversion price in effect upon an initial public offering was the lesser of $9.00 or the price per common share in the pre-money valuation immediately prior to the initial public offering multiplied by 80%. The conversion price at any other conversion event was $9.00. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $209,000. The Company recognized no interest expense for the year ended December 31, 2018. On July 25, 2018, the outstanding convertible note automatically converted into 7,353 shares of common stock in connection with the Company’s IPO.

In connection with the Series C Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 188,236 and 26,354, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF and issuance costs for the Series C Convertible Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the year ended December 31, 2018, the Company recognized no interest expense from the amortization of the debt discounts. Between November and December 2016, all of the Series C Convertible Notes, except for $25,000, were extinguished and converted to Series D Convertible Notes.

Series D Convertible Notes Payable

On various dates in 2016 and 2017, the Company received total proceeds of $4,717,000 from the issuance of original issue discount convertible notes (“Series D Convertible Notes”) to investors. In addition, the Company: (i) extinguished Series C Convertible Notes in the amount of $2,855,000 along with accrued interest of $172,000 and converted those to Series D Convertible Notes; (ii) extinguished other promissory notes in the amount of $236,000 along with accrued interest of $19,000 and converted those to Series D Convertible Notes; (iii) allowed Brett Moyer, the Company’s President, Chief Executive Officer and a director, to convert $69,000 of reimbursable expense reports into Series D Convertible Notes; and (iv) allowed Jonathan Gazdak, a member of the Company’s board of directors, to convert $12,000 of certain expenses into Series D Convertible Notes. At the date of issuance, the Series D Convertible Notes had a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company except for the January 2015 Note and the Hallo Note which had a pari passu security interest with the Series D Convertible Notes (see Note 5 – Series E Convertible Note Payable for subsequent release of security interest). The principal balance, plus all accrued and unpaid interest was due on September 30, 2018, as amended. The Series D Convertible Notes were eligible for conversion at any point prior to the maturity date or upon a change of control or an initial public offering by the Company. The conversion price in effect upon the initial public offering was the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 75%. The conversion price at any other conversion event was $4.50. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $386,000. In connection with the February 28, 2018 extension of the maturity date, the Company confirmed to the holders of the Series D Convertible Notes that Series D Convertible Notes would accrue an additional 10% interest on the first day of every month, beginning March 1, 2018, so long as such Series D Convertible Notes remained outstanding. The Company recognized interest expense of $4,791,000 for the year ended December 31, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 3,783,334 shares of common stock in connection with the Company’s IPO.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

5.	Convertible Notes Payable, continued

In connection with the Series D Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,017,692 and 380,449, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series D Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. In connection with the extension of the maturity date to June 30, 2018, the Company confirmed to the holders of the Series D Convertible Notes that the number of shares issuable upon exercise of the warrants issued in connection with the Series D Convertible Notes would double to 2,035,434, effective February 28, 2018. During the year ended December 31, 2018, the Company recognized interest expense of $3,268,000 from the amortization of the debt discounts.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

5.	Convertible Notes Payable, continued

In connection with the Series E Convertible Notes, the Company issued warrants to investors and investment bankers to purchase common shares of 1,307,190 and 114,380, respectively (see Note 6 – Fair Value Measurements for fair value computation). On November 30, 2017, in connection with a provision in the Series E warrants issued to investors, the number of outstanding shares issuable upon exercise of the warrants would double as the Company did not complete an initial public offering by November 30, 2017. Therefore, the total number of shares issuable upon exercise of such warrants to investors under the Series E Convertible Notes became 3,102,245. The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series E Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the year ended December 31, 2018, the Company recognized interest expense of $70,000 from the amortization of the debt discounts.

Series F Convertible Notes Payable

On various dates between November 2017 and March 2018, the Company received total proceeds of $10,345,000 from the issuance of senior secured convertible promissory notes (“Series F Convertible Notes”) to investors. The Series F Convertible Notes accrue interest at 15% per year and have a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. The principal balance of the Series F Convertible Notes, plus all accrued interest is due on June 30, 2018. The Series F Convertible Notes are eligible for conversion at any point prior to the maturity date at the option of the holder. The conversion price in effect upon on an initial public offering shall be the lesser of $4.50 or the highest price per common share sold in the initial public offering multiplied by 60%. The conversion price at any other conversion event shall be $4.50. Between April 1, 2018 and May 25, 2018, the Company issued $225,000 of additional Series F Convertible Notes. In connection with the additional Series F Convertible Notes the Company issued 25,000 and 5,000 warrants to purchase common stock, to its lenders and investment bankers, respectively. The warrants have a five-year life and are exercisable into common stock at $5.40 per share. Issuance costs to obtain the convertible notes were recorded as a debt discount in the amount of $135,300. The Company recognized interest expense of $865,000 for the year ended December 31, 2018. On July 25, 2018, the outstanding convertible notes automatically converted into 3,849,210 shares of common stock in connection with the Company’s IPO.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

5.	Convertible Notes Payable, continued

Series G Notes Payable

Between April 20, 2018 and June 29, 2018, the Company issued $2,813,000 of 15% OID Senior Secured Promissory Notes due June 15, 2018 (“Series G Notes”), raising an aggregate principal amount of $2,200,000 and cancelling $50,000 of expense reimbursements payable by the Company to Mr. Moyer, Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP, each of which Brian Herr, who was a member of the Company’s board of directors from February 2008 to February 2020, is co-portfolio manager, each participated in the Series G Notes financing. The Series G Notes had a senior priority security interest in all the personal property, fixtures and intellectual property and products of the Company. Additionally, in connection with the Series G Note financing, all of the Company’s Series F Convertible Note holders were required by the terms of the Series G Notes to subordinate their notes to the Series G Notes. As of June 15, 2018, the Company was in default on $1,725,000 of the Series G Notes. On June 28, 2018, the Company and the holders of the Series G Notes agreed to extend the maturity date of such notes from June 30, 2018 to July 15, 2018 in consideration for increasing the original issue discount of such notes from 15% to 20% and the issuance of warrants to purchase 208,350 shares of common stock.

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

In connection with the issuance of the Series G Notes, the Company issued warrants to the lender and investment bankers to purchase common shares of 833,350 and 58,334, respectively (see Note 6 – Fair Value Measurements for fair value computation). The sum of the fair value of the warrants, the BCF, the embedded conversion feature and issuance costs for the Series G Convertible Notes described above were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the year ended December 31, 2018, the Company recognized interest expense of $9,819,000 from the amortization of the debt discounts.

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

•	Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

6.	Fair Value Measurements, continued

•	Level 2 – Pricing is provided by third-party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.

•	Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 by level within the fair value hierarchy, are as follows:

(in thousands)	December 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$24

(in thousands)	December 31, 2018
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$210

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2019 or 2018.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

6.	Fair Value Measurements, continued

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

	For The Year Ended December 31,
(in thousands)	2019	2018
Beginning balance	$210	$1,228
Additions	18	241
Change in fair value	(204)	8,051
Reclass to additional paid-in capital	-	(9,310)
Ending balance	$24	$210

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the consolidated statements of operations.

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of December 31, 2019 and 2018 is as follows:

	As of December 31,
	2019	2018
Common Stock Price	$0.61	$3.42
Term (Years)	3.26	4.27
Volatility	62%	58%
Risk-free rate of interest	1.62%	2.58%
Dividend Yield	0.0%	0.0%

 Derivative Liability

The following table includes a summary of changes in fair value of the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

	For The Year Ended December 31,
(in thousands)	2019	2018
Beginning balance	$-	$20,832
Additions	216	7,886
Change in fair value	171	14,294
Reclassification to equity at initial public offering	-	(43,012)
Ending balance	$387	$-

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

6.	Fair Value Measurements, continued

The Company’s derivative liability during the period ended July 25, 2018 was measured at fair value using the Probability Weighted Expected Return valuation methodology. The weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s embedded conversion options during that period are as follows:

For The Period Ended July 25, 2018
Common Stock Price	$5.00
Term (Years)	0.50
Volatility	65%
Risk-free rate of interest	2.20%
Dividend Yield	0.0%

As of July 25, 2018, the date of the Company’s successful initial public offering, the Company measured the fair value of the derivative related to the convertible notes payable by estimating the fair value of the underlying shares using the offering price of $5.00. On July 25, 2018, the derivative liability was reclassified to equity upon the Company’s initial public offering.

As of December 31, 2019, the Company measured the fair value of the derivative related to the convertible preferred stock by estimating the fair value of the Series A Preferred Stock as if conversion occurred on December 31, 2019. The Company calculated value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days and the specified floor price of $1.50. There was no change in the fair value of the derivative liability because the volume weighted average price of the common stock was below the specified floor price.

7.	Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

On July 26, 2018, upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 2,762,594 shares of common stock.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

7.	Convertible Preferred Stock and Stockholders’ Equity, continued

The authorized, issued and outstanding shares of Series A Preferred Stock and liquidation preferences as of December 31, 2019, were as follows:

		Number	Proceeds
	Number	of Shares	Net of	Conversion
	of Shares	Issued and	Issuance	Price per	Liquidation
	Authorized	Outstanding	Costs	Share	Preference
Series A 8 % Senior Convertible Preferred Stock	1,250,000	250,000	$920,000	$4.00	$1,056,000

The Series A Preferred Stock rights, privileges and preferences are as follows:

Dividends — The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share of 8% per annum, payable on conversion. The form of the dividend payment on the Series A Preferred Stock will be determined based on the legal availability of funds for the payment and the satisfaction of the Equity Conditions (as defined in the Certificate of Designations) for the 5 consecutive trading days immediately prior to the payment date. The form of the payment, depending on the priority, may be made in cash or shares of common stock at the Company’s option. If funds are not available and the Equity Conditions have not been met, the dividends will accrue to the next payment date or accrete to the Stated Value. The Company accrued dividends of $56,000 for the year ended December 31, 2019, respectively.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

7.	Convertible Preferred Stock and Stockholders’ Equity, continued

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

7.	Convertible Preferred Stock and Stockholders’ Equity, continued

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

On March 1, 2019 and September 1, 2019, the Company released its second and third tranches, respectively, of restricted shares under the January 2018 Restricted Stock Grant. A portion of the restricted stock that was released was net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the year ended December 31, 2019, 943,373 shares of restricted stock were released with an intrinsic value of approximately $1.5 million. Of the restricted stock released, 362,824 shares were forfeited and we withheld 46,422 shares to satisfy approximately $87,000 of employees’ minimum tax obligation on the released restricted stock. As of December 31, 2019, there were 21,132 shares of restricted stock remaining under the January 2018 Restricted Stock Grant to be released to a terminated employee in three equal tranches over the next 14 months.

On February 28, 2018, in connection with the extension of the maturity date of the Series C Convertible Note to August 28, 2018, the Company issued 327 shares of its common stock to the note holder. The Company recorded nominal interest expense for the year ended December 31, 2018.

During July, August and September 2018, the Company issued 94,160 shares of restricted common stock to vendors in return for website and investor relations services. The Company recorded an operating expense of $437,517 for the services.

On January 4, 2019, the Company awarded 400,000 deferred shares to Michael Howse, a member of the Company’s board of directors, in connection with a Deferred Shares Agreement under the LTIP. The shares vest immediately prior to a significant change in ownership, defined as a Fundamental Transaction in the agreement. In light of this performance vesting condition, the Company has not recorded any stock-based compensation expense for the issuance of these shares during the year ended December 31, 2019.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

7.	Convertible Preferred Stock and Stockholders’ Equity, continued

On September 9, 2019, the Company agreed to issue 150,000 shares of restricted common stock to George Oliva, the Company’s new Chief Financial Officer, as an inducement grant. Such shares were issued outside the Company’s LTIP. Such shares shall be subject to annual vesting over a period of four years beginning September 1, 2019. The Company will record stock-based compensation expense over the vesting period. The Company recorded stock-based compensation expense of $12,000 for the year ended December 31, 2019 relating to this grant.

During the year ended December 31, 2019, the Company issued 172,780 restricted common shares, respectively, in exchange for services. The Company recorded an operating expense of $246,000 for the year ended December 31, 2019.

During the year ended December 31, 2019, the Company issued 792,906 restricted common shares to employees, board members and consultants under the Company’s LTIP. Such shares shall subject to annual vesting over a period of three years beginning September 1, 2019. The Company will record stock-based compensation expense over the vesting period. The Company recorded stock compensation expense of $93,000 for the year ended December 31, 2019 relating to this grant.

As of December 31, 2019, 942,906 restricted common shares at a weighted average grant date fair value price of $0.98 remained subject to vesting. In addition, $816,000 of unrecognized compensation expense related to the unvested restricted common shares will be recognized over the remaining weighted average period of 2.87 years.

Warrants for Common Shares

The Company has issued warrants to purchase common shares to employees and consultants as compensation for services rendered, as well as, in conjunction with the purchase of common shares in equity and debt transactions. A summary of the warrant activity and related information for the years ended December 31, 2019 and 2018 is provided as follows.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

7.	Convertible Preferred Stock and Stockholders’ Equity, continued

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

In April 2018, the Company granted warrants to purchase up to 275,000 shares of common stock to Mr. Michael Howse, a member of the Company’s Board of Directors in connection with a consulting agreement. The warrants have an exercise price of $2.00 per share and warrants to purchase up to 110,000 shares of common stock vest over nine months. The remaining warrants vest upon certain performance milestones. The Company amended the warrants as of December 27, 2018 to remove certain price protection provisions and to include the determination of the number of warrants to be outstanding if a fundamental transaction occurs. All of the warrants immediately vest upon a change of control. The fair value of the vested warrants was $220,909 which was recorded as consulting expense with the offset recorded to warrant liability. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $3.25, expected dividend yield 0%, expected volatility 58%, risk-free interest rate 2.58% and expected life of 4.27 years. In December 2019, the performance milestones were achieved and 165,000 warrants vested at that time. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $0.60, expected dividend yield 0%, expected volatility 62%, risk-free interest rate 1.67% and expected life of 3.30 years. The fair value of the vested warrants was $14,000 which was recorded as consulting expense with the offset recorded to warrant liability. As of December 31, 2019 and 2018, warrants of 275,000 and 97,778, respectively, were vested.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

7.	Convertible Preferred Stock and Stockholders’ Equity, continued

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

In April 2019, the Company granted a warrant to purchase up to 225,102 shares of common stock to Ms. Walsh, holder of Series A Preferred Stock. The warrant has an exercise price of $1.98 per share and are fully vested. The fair value of the warrant at issuance was $216,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $2.08, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.38% and expected life of 5 years. The Company determined the relative fair value of the warrant and the related Series A Preferred Stock, and recorded the warrant at $200,000, with the offset recorded to additional paid-in capital.

In April 2019, the Company agreed to grant a warrant to purchase up to 40,816 shares of common stock to Alexander Capital, L.P. in connection with the issuance of the Series A Preferred Stock. The warrant has an exercise price of $2.18 per share and are fully vested but not exercisable until October 2019. The fair value of the warrant at issuance was $43,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $2.08, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.38% and expected life of 5.0 years. The fair value was recorded as a cost of issuance of the Series A Preferred Stock, with the offset to additional paid-in capital.

In May 2019, the Company agreed to grant a warrant to purchase up to 122,272 shares of common stock to Alexander Capital, L.P. in connection with the Public Offering. The warrant has an exercise price of $1.66 per share and are fully vested but not exercisable until May 2020. The fair value of the warrant at issuance was $70,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.36, expected dividend yield 0%, expected volatility 60%, risk-free interest rate 2.18% and expected life of 4.0 years. The fair value was recorded as a cost of issuance of the common stock, with the offset to additional paid-in capital.

In July 2019, the Company granted a warrant to purchase up to 40,000 shares of common stock to Lippert/Heishorn Associates Inc. The warrant has an exercise price of $1.24 per share and are fully vested. The fair value of the warrant at issuance was $23,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.16, expected dividend yield 0%, expected volatility 58%, risk-free interest rate 1.88% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

7.	Convertible Preferred Stock and Stockholders’ Equity, continued

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

Warrant Amendment and Exercise Agreements

Between September 25, 2019 and October 8, 2019, the Company and certain holders (each a “Holder” and collectively, the “Holders”) of the Company’s common stock purchase warrants, with exercise prices between $3.00 and $5.40 (collectively, the “Original Warrants”), including the Company’s Series D common stock purchase warrants, Series F common stock purchase warrants (the “Series F Warrants”) and Series G common stock purchase warrants (the “Series G Warrants”), entered into Warrant Amendment and Exercise Agreements (the “Warrant Amendment Agreements”), pursuant to which the Company agreed to reduce the exercise price of each Original Warrant to $0.80 (the “Reduced Exercise Price”), and for each Original Warrant exercised by a Holder at the Reduced Exercise Price, the Company agreed to reduce the exercise price of Original Warrants to purchase up to an equivalent number of shares of common stock (the “Amended Warrants”) to $0.79 (the “Amended Exercise Price”). The Company entered into Warrant Amendment Agreements with 32 Holders, under which Original Warrants were exercised for a total of 1,128,381 shares of common stock and the Company received gross proceeds of $903,000. The net proceeds to the Company, after commissions and legal expenses, were approximately $840,000. Remaining Original Warrants for 1,381,403 shares of common stock had their exercise price adjusted to the Amended Exercise Price of $0.79.

A modification to the price of a warrant is treated as an exchange of the original warrant for a new warrant. The calculation of the incremental value associated with the new warrant is based on the excess of the fair value of the modified warrant based on current assumptions over the fair value of the original warrant measured immediately before its price is modified based on current assumptions. The total incremental stock-based compensation expense was $892,000 recorded in other income (expense), net on the consolidated statements of operations during fiscal year 2019.

Pursuant to the Warrant Amendment Agreement entered into with the Holders of Series F Warrants and Series G Warrants, if the exercise of an Original Warrant at the Reduced Exercise Price would cause such a Holder to exceed the 9.99% beneficial ownership limitation (the “Beneficial Ownership Limitation”), in lieu of receiving such number of shares of common stock in excess of the Beneficial Ownership Limitation, the Company will only issue such number of shares of common stock to such Holder as would not cause such Holder to exceed the maximum number of shares of common stock permitted under the Beneficial Ownership Limitation, and such Holder shall be issued, at an exercise price equal to the Reduced Exercise Price less $0.01 per share, pre-funded common stock purchase warrants covering such number of shares of common stock as would otherwise have been in excess of the Beneficial Ownership Limitation (the “Pre-Funded Warrants”, and collectively with the Original Warrants and the Amended Warrants, the “Warrants”). In connection with such exercises, two Holders were issued Pre-Funded Warrants to purchase an aggregate of 414,364 shares of common stock.

Additionally, pursuant to the Warrant Amendment Agreements, the Company agreed to prepare and file with the SEC, as soon as practicable, but in no event later than November 4, 2019 (as extended by the Settlement Agreements (as defined below) to November 18, 2019), a registration statement on Form S-3 to register all shares of common stock received by the Holders upon exercise of any Warrant (as defined in the Warrant Amendment Agreements) and all shares of common stock underlying the Original Warrants (as defined in the Warrant Amendment Agreements) (such issued and underlying shares, the “Resale Shares”). On December 3, 2019, the Company filed a prospectus to its Registration Statement on Form S-3 (Registration No. 333-234787) for the registration of the Resale Shares.

From November 3, 2019 to November 6, 2019, the Company entered into settlement agreements (each a “Settlement Agreement” and collectively, the “Settlement Agreements”) with each of the Holders (other than the Medalist Funds (as defined herein), whose Settlement Agreement is described below) pursuant to which the Company agreed to issue such Holders an aggregate of 152,944 additional shares of common stock, with such shares meant to compensate such Holders for the difference between the Amended Exercise Price and the lower priced shares that were offered to investors in connection with the Company’s earlier registered direct offering of an aggregate of 2,500,000 shares of common stock, priced at $0.70 per share, that the Company closed on October 16, 2019 (the “Registered Direct Offering”). In addition, pursuant to the Settlement Agreements, the Company and the Holders agreed to extend the date by which the Company would file a registration statement on Form S-3 to register all of the Resale Shares from November 4, 2019 to November 18, 2019.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

7.	Convertible Preferred Stock and Stockholders’ Equity, continued

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2019 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2019	Life (years)	December 31, 2019
$0.79 - $2.18	2,653,956	2.95	2,456,684
$3.00 - $4.00	3,638,911	2.94	3,638,911
$4.50 - $4.95	187,767	1.41	187,767
$5.40 - $6.25	1,454,826	2.62	1,454,826
$10.35	1,634	1.28	1,634
$3.58	7,937,094	3.00	7,739,822

Warrants exercisable as of December 31, 2019 excludes warrants to purchase 197,272 common shares issued to Alexander Capital L.P., which are fully vested, but are exercisable in the amounts of 122,272 and 75,000 after May 21, 2020 and October 16, 2020, respectively.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2018 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2018	Life (years)	December 31, 2018
$2.00	275,000	4.26	97,778
$3.00 - $4.00	5,522,720	4.21	5,522,720
$4.50 - $4.95	298,882	2.73	298,882
$5.40 - $6.25	2,543,577	3.58	2,543,577
$10.35	1,634	2.28	1,634
$3.85	8,641,813	3.97	8,464,591

Warrants exercisable as of December 31, 2018, excludes warrants to purchase 177,222 common shares issued to Mr. Howse which have not yet vested.

8.	Income Taxes

On December 31, 2017, the Company converted from a limited liability company and became a taxable entity (“C Corporation”).

The domestic and foreign components of loss before provision for income taxes for the years ended December 31, 2019 and 2018 were as follows:

(in thousands)	2019	2018
Domestic	$(12,028)	$(67,327)
Foreign	(2)	(22)
Loss before provision for income taxes	$(12,030)	$(67,349)

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

8.	Income Taxes, continued

The following represent components of the income tax expense for the years ended December 31, 2019 and 2018:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2019	2018
Current:
Federal	$-	$-
State	8	8
Foreign	-	-
Total current provision for income taxes	8	8
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred provision for income taxes	-	-
Total	$8	$8

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2019 and 2018 are presented below:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating loss	$7,170	$4,894
Accruals and reserves	80	64
Amortization of intangible assets	1,983	1,747
Other	206	115
Gross deferred tax assets	9,439	6,820
Valuation allowance	(9,382)	(6,783)
Total deferred tax assets	57	37
Deferred tax liabilities:
Prepaid expenses	(57)	(37)
Total deferred tax liabilities	(57)	(37)
Net deferred tax assets	$-	$-

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

8.	Income Taxes, continued

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is “more-likely-than-not” that the deferred tax assets will be realized; accordingly, a full valuation allowance was maintained, and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $2,599,000 and decreased by $7,096,000 during the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had federal net operating loss carryforwards of $25,598,000. The federal net operating loss carryforwards will carryforward indefinitely but are subject to the 80% taxable income limitation.

As of December 31, 2019, the Company had state net operating loss carryforwards of $25,589,000, which will begin to expire in 2038.

As of December 31, 2019, the Company had foreign net operating loss carryforwards of $24,000, which will begin to expire in 2027.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

 Provision for income taxes for the years ended December 31, 2019 and 2018 differed from the amounts computed by applying the statutory federal income tax rate of 21% to loss before provision for income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2019	2018
Effective tax rate reconciliation:
Income tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(0.1)	-
Other permanent differences	(1.2)	(13.9)
Change in valuation allowance	(19.7)	(7.1)
Total income tax benefit (expense)	-%	-%

Tax positions are evaluated in a two-step process. The Company first determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not” recognition threshold it is then measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2019 and 2018 is zero.

The Company has not incurred any material tax interest or penalties as of December 31, 2019. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States, Japan, and various state jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2013 through 2019 remain open for examination by various taxing jurisdictions.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

8.	Income Taxes, continued

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2019 and 2018, the Company has not accrued any penalties or interest related to uncertain tax positions.

The Company intends to indefinitely reinvest the Japan earnings outside of the U.S. as of December 31, 2019. Thus, deferred taxes are not provided in the U.S. for unremitted earnings in Japan.

9.	Commitments and Contingencies

Operating Leases

The Company rents its Beaverton, Oregon office under an operating lease, which was set to expire in October 2018. In July 2018, the Company extended its lease through October 31, 2020. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expense. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the years ended December 31, 2019 and 2018 was $378,000 and $349,000, respectively.

Future annual minimum lease payments under the non-cancelable operating lease as of December 31, 2019 is $304,000 for the year ending December 31, 2020.

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

On January 30, 2018, the Company’s Board of Directors terminated the Plan and adopted the LTIP. (See Note 7 – Convertible Preferred Stock and Stockholders’ Equity (Deficit)).

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

10.	Intangible Assets

Trademarks are being amortized on a straight line basis over their respective estimated useful life of 36 months.

	December 31, 2019
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	3	$100,000	$72,000	$28,000

	December 31, 2018
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	3	$100,000	$39,000	$61,000

The estimated future amortization expense of acquisition-related intangible assets subject to amortization as of December 31, 2019 is $28,000 for the year ending December 31, 2020.

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

On October 7, 2019, Mr. Moyer entered into a Warrant Amendment Agreement and Settlement Agreement with the Company, as discussed in Note 7 - Warrant Amendment and Exercise Agreements. Mr. Moyer exercised Original Warrants for a total of 9,058 shares of common stock and the Company received proceeds of $7,246. On November 6, 2019, Mr. Moyer entered into a Settlement Agreement with the Company, pursuant to which the Company issued Mr. Moyer 1,294 additional shares of common stock.

As of December 31, 2019 and 2018, Mr. Moyer was owed $0 of principal under convertible promissory notes and owned 1.9% and 1.5% of the outstanding shares of the Company’s common stock respectively.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

Gary Williams

Mr. Williams has served as the Company’s Chief Accounting Officer since September 2019, as the Company’s VP of Finance since August 2010 and previously served as the Company’s Chief Financial Officer from August 2010 to September 2019.

On October 7, 2019, Mr. Williams entered into a Warrant Amendment Agreement and Settlement Agreement with the Company, as discussed in Note 7 - Warrant Amendment and Exercise Agreements. Mr. Williams exercised Original Warrants for a total of 3,578 shares of common stock and the Company received proceeds of $2,862. On November 3, 2019, Mr. Williams entered in a Settlement Agreement with the Company, pursuant to which the Company issued Mr. Williams 512 additional shares of common stock.

As of December 31, 2019, Mr. Williams owned less than 1% of the outstanding shares of the Company’s common stock.

Michael Fazio

Mr. Fazio is the chairman of MARCorp Financial LLC, a private equity firm located in Illinois. Mr. Fazio served as a member of the Company’s board of directors from May 2017 to June 2019. On May 17, 2017, the Company entered into a securities purchase agreement with MARCorp Signal, LLC, pursuant to which the Company borrowed a total of $5,000,000 from MARCorp Signal, LLC in consideration for the Series E Convertible Note. MARCorp Signal, LLC is a wholly-owned subsidiary of MARCorp Financial LLC. In connection with such borrowings, MARCorp Signal, LLC was issued a warrant to purchase 2,614,381 of the Company’s common units, which warrant was exercisable at $4.50 per unit and had a five-year life. On November 30, 2017, MARCorp Signal, LLC’s Series E Convertible Note was repaid by the Company in full. Pursuant to a settlement agreement that the Company entered into with MARCorp Signal, LLC on July 25, 2018, a warrant to purchase an aggregate of 487,864 shares of common stock was issued to MARCorp Signal, LLC, and following the Company’s IPO, the exercise price of the warrants issued in connection with the Series E Convertible Note became $3.00. On June 19, 2019, Mr. Fazio notified the Company of his decision to resign from the Company’s board of directors effective June 19, 2019. Mr. Fazio resigned to focus on managing MARCorp Financial LLC and not due to any disagreement between the Company and Mr. Fazio, or any matter related to the Company s operations, policies or practices. As of December 31, 2019 and 2018, Mr. Fazio was owed $0 of principal under convertible promissory notes.

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

On October 7, 2019, Mr. Gazdak entered into a Warrant Amendment Agreement and Settlement Agreement with the Company, as discussed in Note 7 - Warrant Amendment and Exercise Agreements. Mr. Gazdak exercised Original Warrants for a total of 3,138 shares of common stock and the Company received proceeds of $2,510. On November 6, 2019, Mr. Gazdak entered into a Settlement Agreement with the Company, pursuant to which the Company issued Mr. Gazdak 449 additional shares of common stock.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

11.	Related Parties, continued

As of December 31, 2019 and 2018, Mr. Gazdak was owed $0 of principal under convertible promissory notes and owned less than 1% of the outstanding shares of the Company’s common stock.

The Company signed an engagement letter with Alexander Capital, L.P. in August of 2014 (“August 2014 Engagement Letter”), under which Alexander Capital, L.P. earned a fee on total investments by its clients. Alexander Capital, L.P. earned fees of $321,000 for the year ended December 31, 2018, respectively, under the August 2014 Engagement Letter. As of December 31, 2019, Alexander Capital, L.P. has been issued warrants to purchase a total of 588,391 shares of common stock, exercisable at prices between $3.30 and $5.40 per share and for five years from the date of issuance, under the August 2014 Engagement Letter. The August 2014 Engagement Letter was terminated upon the completion of the IPO.

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

The Company signed an engagement letter with Alexander Capital, L.P. on April 4, 2019 (“April 4, 2019 Engagement Letter”), under which Alexander Capital, L.P. earns a fee on total investments by its clients. In connection with the issuance of the initial tranche of the Series A Preferred Stock, Alexander Capital, L.P. earned fees of $80,000 and was issued a warrant to purchase a total of 40,816 shares of common stock at an exercise price of $2.18 per share. The warrant is fully vested and exercisable after October 18, 2019 through April 18, 2024.

On April 17, 2019, the Company entered into an underwriting agreement with Alexander Capital, L.P. in connection with an offering by the Company of 4,075,726 shares of common stock, pursuant to which Alexander Capital, L.P. was paid cash fees of $406,554 as well as a non-accountable expense allowance of $54,207 and reimbursements of $100,000 and pursuant to which the Company agreed to issue a warrant to purchase 122,272 shares of common stock. Such warrant is exercisable at a per share price of $1.66. The warrant is fully vested and exercisable after May 21, 2020 through May 21, 2024.

On October 16, 2019, the Company entered into another underwriting agreement with Alexander Capital, L.P. in connection with an offering by the Company of up to an aggregate of 2,500,000 shares of common stock, pursuant to which Alexander Capital, L.P. was paid cash fees of $131,250 as well as a non-accountable expense allowance of $17,500 and reimbursements of $43,750 and pursuant to which the Company agreed to issue a warrant to purchase 75,000 shares of common stock. Such warrant is exercisable at a per share price of $0.875. The warrant is fully vested and exercisable after October 16, 2020 through October 16, 2024.

In connection with the Company’s entry in the Warrant Amendment Agreements, Alexander Capital, L.P. was paid a cash fee of $51,374.

Summit Wireless Technologies, Inc.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

11.	Related Parties, continued

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

In addition, on October 8, 2019, each of the Medalist Funds entered into a Warrant Amendment Agreement with the Company, as discussed in Note 7 - Warrant Amendment and Exercise Agreements. The Medalist Funds exercised Original Warrants, in aggregate, a total of 57,868 shares of common stock and the Company received proceeds of $46,294.

Pursuant to Warrant Amendment Agreements that were entered into with each of the Medalist Funds, with respect to the Series F Warrants and Series G Warrants, if the exercise of an Original Warrant at the Reduced Exercise Price would cause each of the Medalist Funds to exceed the Beneficial Ownership Limitation, in lieu of receiving such number of shares of common stock in excess of the Beneficial Ownership Limitation, the Company will only issue such number of shares of common stock to each of the Medalist Funds as would not cause each of the Medalist Funds to exceed the maximum number of shares of common stock permitted under the Beneficial Ownership Limitation, and each of the Medalist Funds shall be issued, at an exercise price equal to the Reduced Exercise Price less $0.79 per share, pre-funded common stock purchase warrants covering such number of shares of common stock as would otherwise have been in excess of the Beneficial Ownership Limitation (the “Pre-Funded Warrants”). In connection with such exercises, the Medalist Funds were issued Pre-Funded Warrants to purchase an aggregate of 414,364 shares of common stock. The Company received aggregate gross proceeds of approximately $327,000 in connection with the Pre-Funded Warrants.

On November 4, 2019, the Company entered into a Settlement Agreement with the Medalist Funds, pursuant to which the Company agreed to pay the Medalist Funds an aggregate of $47,223 in cash, with such cash meant to compensate the Medalist Funds for the difference between the Amended Exercise Price and the lower priced shares of common stock that were offered to investors in connection with the Registered Direct Offering. In addition, pursuant to the Settlement Agreement, the Company and the Medalist Funds agreed to extend the date by which the Company would file a registration statement on Form S-3 to register all of the Resale Shares from November 4, 2019 to November 18, 2019.

On February 6, 2020, Mr. Herr notified the Company of his decision to resign from the Company’s board of directors effective February 10, 2020. Mr. Herr resigned to focus on managing the Medalist Funds and not due to any disagreement between the Company and Mr. Herr, or any matter related to the Company s operations, policies or practices. As of December 31, 2019 and 2018, the Medalist Funds were owed $0 of principal under convertible promissory notes and owned 8.3% and 12.8% of the outstanding shares of the Company’s common stock, respectively.

Summit Wireless Technologies, Inc.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

11.	Related Parties, continued

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

As of December 31, 2019, Mr. Howse has vested warrants to purchase 275,000 shares of common stock and owns 0% of the outstanding shares of the Company’s common stock.

Summit Wireless Technologies, Inc.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

11.	Related Parties, continued

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

In August 2019, we issued a $360,000 purchase order to Hansong Technology. Pursuant to such purchase order, we will pay $360,000 to Hansong Technology for the purchase of certain products. As of December 31, 2019, the full $360,000, due Hansong Technology remained unpaid. At the time these payments are made, it is likely that Mr. Kristensen would no longer be considered an “independent director”. Additionally, Hansong Technology purchased $63,523 of our modules pursuant to purchase orders issued in 2019, with $22,923 received by us in 2019 and the remaining amount expected to be received in 2020.

As of December 31, 2019 and 2018, affiliates of Mr. Kristensen were owed $0 of principal under convertible promissory notes and owned less than 1.0% of the outstanding shares of the Company’s common stock.

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

As of December 31, 2019 and, 2018, Mr. Berg was owed $0 of principal under convertible promissory notes and owned 6.5% and 10.4% of the outstanding shares of the Company’s common stock, respectively.

Summit Wireless Technologies, Inc.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

11.	Related Parties, continued

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

On October 16, 2019, in connection with the Registered Direct Offering, Ms. Walsh purchased 1,000,000 shares of Common Stock at a price of $0.70 per share. The Company received proceeds of $700,000 from such purchase.

On October 7, 2019, Ms. Walsh entered into a Warrant Amendment Agreement and Settlement Agreement with the Company, as discussed in Note 7 - Warrant Amendment and Exercise Agreements. Ms. Walsh exercised Original Warrants for a total of 519,827 shares of Common Stock and the Company received proceeds of approximately $416,000. On November 3, 2019, Ms. Walsh entered into a Settlement Agreement with the Company, pursuant to which the Company agreed to issue Ms. Walsh 74,261 additional shares of Common Stock.

As of December 31, 2019 and 2018, Ms. Walsh was owed $0 of principal under convertible promissory notes and owned 22.8% and 26.4% of the outstanding shares of the Company’s common stock, respectively. In addition, Ms. Walsh owns 100% of the Company’s Series A Preferred Stock.

12.	Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Summit Wireless Technologies, Inc.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

12.	Segment Information, continued

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the years ended December 31, 2019 and 2018 was as follows:

	For the year ended
	December 31,
(in thousands)	2019	2018
United States	$23	$7
Europe	456	533
Asia Pacific	1,187	834
Total	$1,666	$1,374

Substantially all of our long-lived assets are located in the United States.

13.	Subsequent Events

February 2020 Private Placement

On February 28, 2020, the Company released the last of four escrow drawdowns, thus completing a private placement (the “Private Placement”) of $835,000 of units (the “Units”), each consisting of (i) one (1) share of common stock and (ii) a warrant to purchase 0.50 share of common stock (collectively, the “Warrants,” and together with the Units, the common stock and the shares of common stock issuable upon exercise of the Warrants (the “Investor Warrant Shares”), at a price per Unit of $0.4585 (the “Price Per Unit”). The Units were issued pursuant to a Unit Purchase Agreement, dated February 4, 2020 (the “Purchase Agreement”), and a Subscription Agreement, dated February 28, 2020 (the “Subscription Agreement”) by and among the Company and the purchaser signatory thereto (the “Holder”). The Private Placement, which was priced above market, resulted in gross proceeds of $835,000 before fees and other expenses associated with the transaction. The proceeds will be used primarily toward increasing shareholders equity to comply with Nasdaq Listing Rule 5550(b) and for general corporate purposes.

The Warrants are exercisable to purchase up to an aggregate of 906,390 shares of common stock commencing on the date of issuance at an exercise price of $0.49 per share (the “Exercise Price”). The Warrants are exercisable immediately and will expire on the close of business on February 28, 2025. The Exercise Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

The exercise of the Warrants are subject to beneficial ownership limitations such that the Holder may exercise a Warrant to the extent that such exercise would result in the Holder being the beneficial owner in excess of 4.99% (or, upon election of purchaser, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The offers and sales of securities in the Private Placement were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, including pursuant to Rule 506 thereunder. Such offers and sales were made solely to “accredited investors” under Rule 506 and were made without any form of general solicitation and with full access to any information requested by the investor regarding the Company or the securities offered in the Private Placement.

The foregoing does not purport to be a complete description of the Unit Purchase Agreement, the Subscription Agreement, and the Warrants, is qualified in its entirety by reference to the full text of such documents, which are attached as Exhibits 4.1, 10.1, and 10.2 to this Form 8-K and are incorporated by reference herein.

Summit Wireless Technologies, Inc.

Notes To Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

13.	Subsequent Events, continued

Funding Agreement

On January 23, 2020, we entered into a funding agreement, as amended (the “Funding Agreement”), pursuant to which an unaffiliated accredited investor provided us with convertible debt funding in the amount of $100,000, which was funded on January 24, 2020, so that we could fund certain obligations due and payable on such date.  The funding agreement provides for the issuance of a promissory note, in the principal amount of $111,100, which reflects a 10% original issue discount, and is payable on or before February 24, 2020, by our paying such investor $111,100. On February 27, 2020, such parties amended the Funding Agreement to reflect (i) that payment on such note shall be paid to such investor 45 days from execution the Funding Agreement, or March 9, 2020 (ii) that the conversion price of such note shall equal $0.35, (iii) an increase in the number of warrants to be issued to such investor and a modification to the terms of such warrants and (iv) a modification to the conversion terms of and rights granted under such note, which terms are described below. The outstanding principal amount of such note is convertible into our common stock, at any time until maturity, at a conversion rate of $0.35 per share.  If we do not repay the outstanding principal amount of $111,100 on or before the amended maturity date, such investor, thereafter, has the right after 90 days from the issuance of such note to convert the outstanding principal amount into our common stock at a conversion rate equal to the lesser of (i) $0.35 and (ii) a discounted price to the market price of our common stock in the event that we enter into a subsequent financing transaction with other investors.  Under the terms of this financing, the investor is entitled to the issuance of 10,000 shares of our common stock and a five-year warrant exercisable for 158,714 shares of common stock with an exercise price of $0.49 per share.  Additionally, such investor has been granted a most favored nation right pursuant to the Funding Agreement.

Convertible Promissory Note

On March 22, 2020, the Company entered into a private placement (the “Private Placement”) of $2,040,000 in principal amount of a senior secured convertible promissory note (the “Note”) due March 22, 2022 and a warrant (the “Warrant”) to purchase 4,553,571 shares of the Company’s common stock, $0.0001 par value per share to an institutional investor (the “Investor”). The Note and Warrant were issued pursuant to a Securities Purchase Agreement, entered into as of March 22, 2020 (the “Purchase Agreement”), by and between the Company and the Investor. Upon funding, which is expected subsequent to the filing of this Form 10-K, the Private Placement is expected to result in gross proceeds of $1,700,000, before fees and other expenses associated with the transaction, including but not limited to, an $85,000 commitment fee payable to the Investor. The net proceeds to be received by the Company will be used primarily for working capital, debt repayment and general corporate purposes.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Certificate of Conversion of Summit Semiconductor, Inc. (2)

2.2	Plan of Conversion of Summit Semiconductor, Inc. (2)

3.1(i)	Certificate of Incorporation of Summit Semiconductor, Inc. (1)

3.1(ii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (3)

3.1(iii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (4)

3.1(iv)*	Form of Certificate of Designations of the Preferences, Rights and Limitations of the Series A 8% Senior Convertible Preferred Stock.

3.2(i)	Bylaws of Summit Semiconductor, Inc. (1)

4.1	Form of Common Stock Certificate. (6)

4.2	Form of Common Stock Purchase Warrant issued to holders of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

4.3	Form of Amended and Restated Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes. (6)

4.4	Form of Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes. (6)

4.5	Form of Common Stock Purchase Warrant issued to holders of Series F Senior Secured 15% Convertible Notes. (1)

4.6	Form of Common Stock Purchase Warrant issued to holders of Series G 15% Original Issue Discount Senior Secured Promissory Notes in June 2018. (1)

4.7	Form of Common Stock Purchase Warrant issued to holders of Series G 20% Original Issue Discount Senior Secured Promissory Notes in July 2018. (2)

4.8	Amended and Restated Common Stock Purchase Warrant to purchase 110,000 shares of Common Stock issued to Michael Howse on December 27, 2018. (6)

4.9	Amended and Restated Common Stock Purchase Warrant to purchase 165,000 shares of Common Stock issued to Michael Howse on December 27, 2018. (6)

4.10	Form of Common Stock Purchase Warrant issued to holder of Series A 8% Senior Convertible Preferred Stock. (9)

4.11	Form of Pre-Funded Common Stock Purchase Warrant. (7)

4.12	Form of Amendment No. 1 to Series F Common Stock Purchase Warrant. (7)

4.13	Form of Common Stock Purchase Warrant, dated February 2020. (8)

4.14*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.2	Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.3	Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.4	Form of Indemnity Agreement by and between Summit Semiconductor, Inc., and each of its directors and executive officers. (1)

10.5	Employment Agreement between FOCUS Enhancements, Inc. and Brett Moyer, dated August 6, 2002. (1)

10.6	First Amendment to Employment Agreement by and between Summit Semiconductor, LLC and Brett Moyer, effective May 2, 2011. (1)

10.7	Executive Employment Agreement between FOCUS Enhancements, Inc. and Gary Williams, dated May 28, 2004. (1)

10.8	First Amendment to Executive Employment Agreement by and between Summit Semiconductor, LLC and Gary Williams, effective May 2, 2011. (1)

10.9	Offer Letter from Summit Semiconductor, Inc. to Michael Howse, dated April 6, 2018. (1)

10.10	Amendment to Agreement, effective as of December 27, 2018, between Summit Wireless Technologies, Inc. and Michael Howse. (6)

10.11	Deferred Shares Agreement, entered into as of January 4, 2019, between Summit Wireless Technologies, Inc. and Michael Howse. (6)

10.12	Lease Agreement by and between Amberglen, LLC and Summit Semiconductor, Inc., dated June 11, 2015, as amended. (1)

10.13	First Amendment to Lease Agreement by and between Amberglen, LLC and Summit Semiconductor, Inc., dated July 31, 2018. (6)

10.14	Form of Securities Purchase Agreement between Summit Semiconductor, LLC and the purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

10.15	Form of Amendment to Series D Transaction Documents. (1)

10.16	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series E Senior Secured Original Issue Discount Convertible Notes. (1)

10.17	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 18, 2016. (1)

10.18	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 30, 2016. (1)

10.19	Management Rights Letter, dated May 17, 2017, between Summit Semiconductor, LLC and MARCorp Signal, LLC. (1)

10.20	Settlement Agreement, dated July 25, 2018, between Summit Semiconductor, Inc. and MARCorp Signal, LLC. (5)

10.21	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series F Senior Secured 15% Convertible Notes. (1)

10.22	Form of Amendment to Series F Transaction Documents. (2)

10.23	Form of Series G Subscription Agreement by and among Summit Semiconductor, Inc. and the purchasers of Series G 15% Original Issue Discount Senior Secured Promissory Notes. (1)

10.24	Form of Amendment to Series G Transaction Documents. (1)

10.25*	Form of Securities Purchase Agreement, dated April 18, 2019, by and among Summit Wireless Technologies, Inc. and certain purchasers of Series A 8% Senior Convertible Preferred Stock.

10.26	Form of Series F Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds. (7)

10.27	Form of Series G Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds. (7)

10.28	Form of Warrant Amendment and Exercise Agreement by and between the Company and certain other holders of the Company’s common stock purchase warrants. (7)

10.29	Form of Warrant Settlement Agreement by and between the Company and certain holders of the Company’s common stock purchase warrants. (7)

10.30	Form of Warrant Settlement Agreement by and between the Company and the Medalist Funds. (7)

10.31*	Form of Amended and Restated Offer Letter from Summit Wireless Technologies, Inc. to George Oliva, dated October 4, 2019.

10.32	Form of Unit Purchase Agreement, dated February 4, 2020, by and among the Company and the purchaser signatory thereto. (8)

10.33	Form of Subscription Agreement, dated February 28, 2020, by and among the Company and the purchaser signatory thereto

21.1*	List of Subsidiaries.

23.1*	Consent of BPM LLP.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 2, 2018.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 23, 2018.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 25, 2018.

(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 14, 2018.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 15, 2018.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 29, 2019.

(7)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 14, 2019.

(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 3, 2020.

(9)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-230952) with the SEC on April 19, 2019.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

