Form 10-Q
period 2020-03-31
Summit Wireless Technologies, Inc.
filed 2020-05-27
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

6840 Via Del Oro, Ste. 280

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

The number of shares of the registrant’s common stock outstanding as of May 26, 2020 is 3,398,853.

SUMMIT WIRELESS TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Summit Wireless Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$755	$298
Accounts receivable	51	108
Inventories	2,650	2,666
Prepaid expenses and other current assets	1,041	944
Total current assets	4,497	4,016

Property and equipment, net	72	84
Intangible assets, net	19	28
Other assets	34	94
Total assets	$4,622	$4,222
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$2,335	$1,554
Accrued liabilities	1,342	1,146
Total current liabilities	3,677	2,700
Borrowings	688	-
Derivative liability	387	387
Warrant liability	5	24
Total liabilities	4,757	3,111

Commitments and contingencies (Note 8)

Series A 8% Senior Convertible Preferred stock, par value $0.0001;
1,250,000 shares authorized; 250,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019,
(liquidation preference of $1,076,000 and $1,056,000)	537	517

Stockholders' Equity (Deficit):

Common stock, par value $0.0001; 200,000,000 shares authorized;
1,338,603 and 1,245,238 shares issued and outstanding as of
March 31, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	189,734	188,320
Accumulated other comprehensive loss	(48)	(48)
Accumulated deficit	(190,358)	(187,678)
Total stockholders' equity (deficit)	(672)	594
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$4,622	$4,222

(1)	The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated balance sheet as of that date.

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 11.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2020 and 2019

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue, net	$411	$465
Cost of revenue	348	407
Gross profit	63	58

Operating Expenses:
Research and development	1,134	1,361
Sales and marketing	698	749
General and administrative	891	615
Total operating expenses	2,723	2,725
Loss from operations	(2,660)	(2,667)

Interest expense	(37)	-
Change in fair value of warrant liability	19	111
Other income (expense), net	(2)	(3)
Loss before provision for income taxes	(2,680)	(2,559)
Provision for income taxes	-	6
Net loss	$(2,680)	$(2,565)
Convertible preferred stock dividend	(20)	-
Net loss attributable to common stockholders	$(2,700)	$(2,565)
Net loss per common share - basic and diluted	$(2.19)	$(3.33)
Weighted average number of common shares used in
computing net loss per common share	1,230,598	770,381

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 11.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2020 and 2019

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(2,680)	$(2,565)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	-	(11)
Comprehensive loss	$(2,680)	$(2,576)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the three months ended March 31, 2020 and 2019

(in thousands, except share and per share data)

(unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2019	250,000	$517	1,245,238	$-	$188,320	$(48)	$(187,678)	$594
Issuance of common stock and warrants, net of offering costs	-	-	91,062	-	725	-	-	725
Issuance of common stock in connection with notes payable	-	-	500	-	4	-	-	4
Issuance of warrants in connection with convertible notes payable	-	-	-	-	630	-	-	630
Convertible preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Stock-based compensation	-	-	2,000	-	75	-	-	75
Restricted awards cancelled	-	-	(550)	-	-	-	-	-
Release of restricted common stock	-	-	353	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,680)	(2,680)
Balance as of March 31, 2020	250,000	$537	1,338,603	$-	$189,734	$(48)	$(190,358)	$(672)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2018	-	$-	769,890	$-	$179,503	$(45)	$(175,640)	$3,818
Release of vested restricted common stock	-	-	6,193	-	(65)	-	-	(65)
Issuance of warrants for common stock	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	(11)	-	(11)
Net loss	-	-	-	-	-	-	(2,565)	(2,565)
Balance as of March 31, 2019	-	$-	776,083	$-	$179,438	$(56)	$(178,205)	$1,177

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 11.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,680)	$(2,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	14
Stock-based compensation	75	-
Amortization of intangible asset	9	8
Amortization of debt discounts	37	-
Loss on disposal of property and equipment	-	-
Change in fair value of warrant liability	(19)	(111)
Expense for issuance of warrants and common stock for services	-	4
Changes in operating assets and liabilities:
Accounts receivable	57	57
Inventories	16	(381)
Prepaid expenses and other assets	(37)	(50)
Accounts payable	512	332
Accrued liabilities	196	(128)
Net cash used in operating activities	(1,820)	(2,820)

Cash flows from investing activities:
Purchases of property and equipment	(2)	-
Net cash used in investing activities	(2)	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	725	-
Proceeds from issuance of convertible notes payable, net of issuance costs	1,665	-
Repayment of convertible notes payable	(111)	-
Taxes paid related to net share settlements of equity awards	-	(65)
Net cash provided by financing activities	2,279	(65)
Effect of exchange rate changes on cash and cash equivalents	-	(11)
Net decrease in cash and cash equivalents	457	(2,896)

Cash and cash equivalents as of beginning of period	298	3,218

Cash and cash equivalents as of end of period	$755	$322

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$6

Noncash Investing and Financing Activities:
Issuance of warrants in connection with convertible notes payable	$630	$-
Issuance of common stock in connection with convertible notes payable	$4	$-
Issuance of warrants in connection with common stock offering	$114	$-
Expenses related to issuance of convertible notes in accounts payable	$269	$-
Convertible preferred stock dividend	$20	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

1.	Business and Viability of Operations

Summit Wireless Technologies, Inc. (also referred to herein as “we”, “us”, “our”, or the “Company”) was originally formed as a limited liability company in Delaware on July 23, 2010. The Company develops wireless audio semiconductors and modules for consumer electronics companies to enable mainstream consumers and audio enthusiasts to experience high quality audio.

On January 23, 2020, we entered into a funding agreement, as amended (the “Funding Agreement”), which provided for the issuance to an unaffiliated accredited investor of a convertible promissory note in the principal amount of $111,100, reflecting a 10% original issue discount, 500 shares of our common stock and a five-year warrant exercisable for 7,936 shares of our common stock at an exercise price of $9.80 per share in consideration for $100,000, which was funded on January 24, 2020. Additionally, pursuant to the Funding Agreement, such investor was granted a most favored nation right. In March 2020, the outstanding debt owed to such investor pursuant to the Funding Agreement was fully repaid.

On February 28, 2020, the Company completed a private placement (the “February 2020 Private Placement”) of 91,062 units (the “Units”), each unit consisting of (i) one (1) share of common stock and (ii) a warrant to purchase 0.50 of a share of common stock (the “February 2020 Warrants”), at a price per Unit of $9.17. The Units were issued pursuant to a Unit Purchase Agreement, dated February 4, 2020, and a subscription agreement, dated February 28, 2020 by and among the Company and the purchasers signatory thereto. The February 2020 Private Placement, which was priced above market, resulted in gross proceeds of $835,000 before fees and other expenses associated with the transaction.

The February 2020 Warrants are exercisable to purchase up to an aggregate of 45,534 shares of common stock commencing on the date of issuance at an exercise price of $9.80 per share, subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The February 2020 Warrants are exercisable immediately and will expire on the close of business on February 28, 2025.

On March 30, 2020, the Company completed a private placement (the “March 2020 Private Placement”) of a senior secured convertible instrument (the “March 2020 Note”) and a warrant (the “March 2020 Warrant”) to purchase 227,679 shares of common stock at an exercise price of $6.40 per share, pursuant to which Maxim Group LLC (“Maxim”), acted as placement agent. The March 2020 Note and March 2020 Warrant were issued pursuant to a securities purchase agreement, entered into as of March 22, 2020 (the “March 2020 Purchase Agreement”) by and between the Company and an institutional investor (the “Investor”). The March 2020 Private Placement resulted in gross proceeds of $1,700,000, before fees and other expenses associated with the transaction, including but not limited to, an $85,000 commitment fee payable to the Investor. Additionally, the Company agreed to issue to Maxim a warrant to purchase up to an aggregate of 20,400 shares of common stock, subject to adjustment, as partial consideration for serving as placement agent in connection with the March 2020 Private Placement.

On March 31, 2020, the Company held a special meeting of its stockholders, at which its stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of common stock at a specific ratio within a range from one-for-four to one-for-twenty, and to grant authorization to the board of directors to determine, in its sole discretion, the specific ratio and timing of the reverse stock split. In April 2020, a 1-for-20 reverse stock split was effected and the condensed consolidated financial statements have been retroactively adjusted. See Note 11.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

Nasdaq Notification

On October 16, 2019, the Company received a written notification (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price of the Company’s common stock was below $1.00 per share for the previous thirty (30) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180 calendar day compliance period, or until April 13, 2020, to regain compliance with Nasdaq’s minimum bid price requirements. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on Nasdaq. To regain compliance, the closing bid of the common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during such 180 calendar day grace period. If the Company is not in compliance by April 13, 2020, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the minimum bid price requirements. In addition, the Company would be required to notify Nasdaq of its intent to cure such minimum bid price deficiency by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of common stock will be subject to delisting. The Company intends to monitor the closing bid price for its common stock between now and April 13, 2020, and will consider available options to resolve the Company’s noncompliance with Nasdaq’s minimum bid price requirement, as may be necessary. There can be no assurance that the Company will be able to regain compliance with such minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. See Note 11, Subsequent Events for more details.

On November 18, 2019, we were officially notified by Nasdaq that we did not comply with Nasdaq Listing Rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity (the “Stockholders’ Equity Requirement”), among other continued listing criteria. We were required to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement for consideration by the Nasdaq Listing Qualifications staff (“Nasdaq Staff”) by no later than January 2, 2020. On January 2, 2020, we submitted a plan to regain compliance (the “Compliance Plan”) to the Nasdaq Staff. On March 23, 2020, the Nasdaq Staff accepted the Compliance Plan and granted us an extension period pursuant to which we must regain compliance with the Nasdaq Listing Rule 5550(b). Among other things, the terms of such extension include that we must complete an equity raise on or before May 18, 2020, and must publicly disclose on a Current Report on Form 8-K our prior non-compliance with Nasdaq Listing Rule 5550(b) and the terms of such equity raise enabling us to regain compliance with such rule. Notwithstanding the terms of such extension period, if we fail to evidence compliance with Nasdaq Listing Rule 5550(b) upon the filing of our periodic report for the period ending June 30, 2020, the Nasdaq Staff will provide written notification that our common stock will be delisted from Nasdaq, however we may appeal such delisting determination to Nasdaq’s hearing panel.

On March 24, 2020, we were officially notified by Nasdaq that we did not comply with Listing Rule 5605 (the “Audit Committee Rule”), which requires that the audit committee of our board of directors include at least three independent directors. In accordance with Nasdaq’s Listing Rules, we have been granted a cure period in order to regain compliance with the Audit Committee Rule, which period ends on (i) the earlier of (x) our next annual stockholders’ meeting or (y) February 10, 2021 or (ii) if such annual stockholders’ meeting is held before August 10, 2020, then we must evidence compliance with the Audit Committee Rule no later than that date. If we fail to evidence compliance with the Audit Committee Rule upon such period’s end, the Nasdaq Staff will provide written notification that our common stock will be delisted from Nasdaq; however, we may appeal such delisting determination to Nasdaq’s hearing panel.

Liquidity and management plans

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of March 31, 2020, the Company had cash and cash equivalents of $0.8 million, an accumulated deficit of approximately $190.4 million and has not generated positive cash flows from operations. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has not generated significant revenues and has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its initial public offering (“IPO”) and proceeds from convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (“Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of operations and cash flows. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of March 31, 2020 and December 31, 2019, the Company had capitalized deferred offering costs of $154,000 and $0, respectively, in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires partial payment in advance of shipping. As of March 31, 2020 and December 31, 2019, there was no allowance for doubtful accounts. As of March 31, 2020, the Company had two customers accounting for 79% and 11% of accounts receivable. As of December 31, 2019, the Company had three customers accounting for 37%, 28% and 20% of accounts receivable. The Company had one customer accounting for 66% of its net revenue for the three months ended March 31, 2020. The Company had two customers accounting for 64% and 32% of its net revenue for the three months ended March 31, 2019.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

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

COVID-19

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows.

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

For the Three Months Ended March 31, 2020 and 2019

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

Revenue Recognition

Revenue consists primarily of the sale of the wireless modules. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company considers customer purchase orders to be the contracts with a customer. Revenues, net of expected discounts, are recognized when the performance obligations of the contract with the customer are satisfied and when control of the promised goods are transferred to the customer, typically when products, which have been determined to be the only distinct performance obligations, are shipped to the customer. Expected costs of assurance warranties and claims are recognized as expense.

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

If a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as contract liabilities which are included in other current liabilities when the payment is made or it is due, whichever is earlier.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of March 31, 2020 or December 31, 2019.

(in thousands)
	March 31,	December 31,
	2020	2019
Contract liabilities	$232	$451
During the three months ended March 31, 2020 the Company recognized $286,000 of revenue that was included in the contract balances as of December 31, 2019.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Revenue by Geographic Area

In general, revenue disaggregated by geography (See Note 10) is aligned according to the nature and economic characteristics of our business and provides meaningful disaggregation of our results of operations. Since we operate in one segment, all financial segment and product line information can be found in the condensed consolidated financial statements.

Comprehensive Loss

Comprehensive loss includes all changes within stockholders’ equity (deficit) that are not the result of transactions with stockholders. Accumulated other comprehensive loss includes the foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three months ended March 31, 2020 and 2019.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three months ended March 31, 2020 and 2019 were $13,000 and $0, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, convertible preferred stock, warrants for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities.

For the three months ended March 31, 2020, warrants to purchase 703,099 shares of common stock, 250,000 shares of convertible preferred stock and 48,596 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.  For the three ended March 31, 2019, warrants to purchase 432,091 shares of common stock, and 24,640 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

2.	Summary of Significant Accounting Policies, continued

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)”.  The FASB developed the amendments to Accounting Standards Codification 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements.  This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years, with early adoption permitted. The Company adopted this guidance as of January 1, 2020 and the adoption did not have a significant impact on the condensed consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”. The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. In addition, the update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. In November 2019, the FASB decided to defer the mandatory effective date of ASU 2016-02 to fiscal years beginning after December 15, 2020 for certain entities, including private companies. As an emerging growth company, the Company is allowed to adopt accounting pronouncements at the same time as non-public business entities. As a result, we will adopt the update for our fiscal year beginning after December 15, 2020. The Company does not expect the adoption of this standard to significantly impact the condensed consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

3.	Balance Sheet Components

Inventories (in thousands):

	March 31,	December 31,
	2020	2019
Work in progress	$322	$301
Finished goods	2,328	2,365

Total inventories	$2,650	$2,666

Property and equipment, net (in thousands):

	March 31,	December 31,
	2020	2019
Machinery and equipment	$774	$771
Tooling	11	11
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	11	11
	900	897
Less: Accumulated depreciation and amortization	(828)	(813)

Property and equipment, net	$72	$84

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $14,000 and $14,000, respectively.

Accrued liabilities (in thousands):

	March 31,	December 31,
	2020	2019
Accrued vacation	$290	$263
Accrued rebate	297	204
Contingency accrual	250	-
Accrued compensation	129	38
Customer advances	232	451
Accrued audit fees	88	140
Accrued other	56	50

Total accrued liabilities	$1,342	$1,146

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

4.	Borrowings

Funding Agreement

On January 23, 2020, we entered into a funding agreement, as amended (the “Funding Agreement”), which provided for the issuance to an unaffiliated accredited investor of a convertible promissory note in the principal amount of $111,100, reflecting a 10% original issue discount, 500 shares of our common stock and a five-year warrant exercisable for 7,936 shares of our common stock at an exercise price of $9.80 per share in consideration for $100,000, which was funded on January 24, 2020. The Funding Agreement, was due 45 days from execution of the Funding Agreement, or March 9, 2020, and the investor was granted a most favored nation right. On March 31, 2020, the outstanding debt owed to such investor pursuant to the Funding Agreement was fully repaid. During the three months ended March 31, 2020, the Company recognized $20,000 of interest expense from amortization of debt discounts.

Convertible Promissory Note

On March 30, 2020, the Company completed a private placement (the “March 2020 Private Placement”) of a senior secured convertible instrument in the principal amount of $2,040,000 (the “March 2020 Note”) and a warrant (the “March 2020 Warrant”) to purchase 227,679 shares of common stock at an exercise price of $6.40 per share, pursuant to which Maxim Group LLC, the representative of the underwriters in this offering (“Maxim”), acted as placement agent. The March 2020 Note and March 2020 Warrant were issued pursuant to a securities purchase agreement, entered into as of March 22, 2020 (the “March 2020 Purchase Agreement”) by and between the Company and an institutional investor (the “Investor”). The March 2020 Private Placement resulted in gross proceeds of $1,700,000, before fees and other expenses associated with the transaction, including but not limited to, an $85,000 commitment fee payable to the Investor. Additionally, the Company agreed to issue to Maxim a warrant to purchase up to an aggregate of 20,400 shares of common stock, subject to adjustment, as partial consideration for serving as placement agent in connection with the March 2020 Private Placement.

The March 2020 Note ranks senior to the Company’s existing and future indebtedness and is secured to the extent and as provided in the Security Agreements entered into between the Investor and each of the Company and its wholly-owned subsidiary, in connection with the March 2020 Private Placement. The March 2020 Note is convertible in whole or in part at the option of the Investor into shares of common stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the earlier of (i) 60 days from execution of the Purchase Agreement and (ii) the date on which a registration statement covering the shares of common stock underlying each of the March 2020 Note and the related warrant is declared effective by the U.S. Securities and Exchange Commission (the “SEC”); however, if the Company enters into an underwriting agreement within 45 days of the date on which the March 2020 Note was issued in connection with an underwritten offering that closes within 45 days of the execution of the Purchase Agreement, the Investor may not convert the March 2020 Note prior to the 61st day after the date on which such underwriting agreement was executed.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

4.	Borrowings, continued

The March 2020 Note defines “Conversion Price” as equal to the lesser of (a) 90% of the average of the five lowest daily VWAPs during the previous twenty trading days prior to delivery to the Company of the Investor’s applicable notice of conversion (the “Conversion Notice”) and (b) $6.40 (the “Base Conversion Price”). The Base Conversion Price is subject to full ratchet antidilution protection, subject to certain price limitations required by the rules and regulations of the Nasdaq Stock Market (“Nasdaq”) and certain exceptions, upon any subsequent transaction at a price lower than the Base Conversion Price then in effect and standard adjustments in the event of stock dividends, stock splits, combinations or similar events. Additionally, upon three days’ written notice to the holder after receipt of a Conversion Notice, in lieu of delivering Conversion Shares, the Company has the right to pay the Investor in cash an amount equal to 103% of the portion of the outstanding principal amount stated in such Conversion Notice. Further, at the Investor’s option, the March 2020 Note is convertible into shares of common stock or redeemable for 103% of the portion of the outstanding principal amount to be converted in the event that any transaction causes the Conversion Price to be lower than as required by Nasdaq rules and regulations. Subject to certain exceptions, commencing on the Conversion Trigger Date and for a nine-month period after such date, the Investor may convert only up to an aggregate of $102,000 in outstanding principal amount during any calendar month.

At any time after issuance of the March 2020 Note, the Company may repay all (but not less than all) of the outstanding principal amount of the March 2020 Note upon ten days’ written notice to the Investor (the “Prepayment Notice”). If the Company exercises its right to prepay the March 2020 Note, the Investor shall have the right, upon five days written notice to the Company after receipt of the Prepayment Notice, to convert up to 33% of the principal amount of the March 2020 Note at the Conversion Price. The Investor also has the right to make the Company repay 105% of the outstanding principal amount of the March 2020 Note in the event of a Change of Control (as defined in the Purchase Agreement).

At any time after the closing date of the March 2020 Private Placement, in the event that the Company issues or sells any shares of common stock or common stock equivalents (as defined in the March 2020 Note), subject to certain exceptions, at an effective price lower than the Base Conversion Price then in effect or without consideration, then the Base Conversion Price shall be reduced to the price per share paid for such shares of common stock or common stock equivalents.

In connection with the March 2020 Note, the Company issued warrants to investors and Maxim to purchase common shares of 227,679 and 20,400, respectively (see Note 6 – Convertible Preferred Stock and Stockholders’ Equity (Deficit) for fair value computation). The sum of the fair value of the warrants, the original issue discount for interest and issuance costs for the March 2020 Notes were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. During the three months ended March 31, 2020, the Company recognized $17,000 of interest expense from the amortization of debt discounts.

The March 2020 Note contains several embedded conversion features. The Company determined that there was no significant value for the embedded conversion features as the underlying events to trigger the conversion features were not likely to occur. The Company did not record any embedded conversion liability related to the March 2020 Note.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

5.	Fair Value Measurements

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by level within the fair value hierarchy, are as follows:

(in thousands)	March 31, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$5

(in thousands)	December 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$24

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2020 or March 31, 2019.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

5.	Fair Value Measurements, continued

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

	For the three months ended
(in thousands)	March 31, 2020	March 31, 2019
Beginning balance	$24	210
Additions	-	4
Change in fair value	(19)	(111)
Ending balance	$5	$103

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of March 31, 2020 and December 31, 2019 is as follows:

	As of December 31,
	March 31, 2020	December 31, 2019
Common Stock Price	$6.80	$12.20
Term (Years)	3.01	3.26
Volatility	65%	62%
Risk-free rate of interest	0.29%	1.62%
Dividend Yield	0.0%	0.0%

Derivative Liability

The following table includes a summary of changes in fair value of the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

	For The Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Beginning balance	$387	$-
Additions	-	-
Change in fair value	-	-
Ending balance	$387	$-

As of March 31, 2020, the Company measured the fair value of the derivative by estimating the fair value of the Series A Preferred Stock as if conversion occurred on March 31, 2020. The Company calculated value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days and the specified floor price of $30.00. There was no change in the fair value of the derivative liability for the three months ended March 31, 2020 because the volume weighted average price of the common stock was below the specified floor price.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Series A 8% Senior Convertible Preferred Stock

On April 18, 2019, we entered into a Securities Purchase Agreement, dated as of April 18, 2019, with Lisa Walsh (the “Preferred SPA”), pursuant to which we issued 250,000 shares of our Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which shares have a stated value of $4.00, grant holders the same voting rights as holders of our shares of common stock, and are convertible into shares of our common stock at price of $80.00 per share, subject to a floor price of $30.00 and to adjustment under our Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock, in consideration for $1,000,000 (the “Initial Tranche”). The Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5 million. In connection with the Initial Tranche, the Company also issued to Ms. Walsh a warrant to purchase 12,756 shares of our common stock.

The Series A Preferred Stock contains an embedded conversion feature that the Company has determined is a derivative requiring bifurcation. The fair value of the derivative liability at the issuance of the Series A Preferred Stock was $216,000, which was recorded as a derivative liability with the offset recorded as a discount to the Series A Preferred Stock. (See Note 5 – Fair Value Measurements for the fair value computation.).

The authorized, issued and outstanding shares of Series A Preferred Stock and liquidation preferences as of March 31, 2020, were as follows:

		Number	Proceeds
	Number	of Shares	Net of	Conversion
	of Shares	Issued and	Issuance	Price per	Liquidation
	Authorized	Outstanding	Costs	Share	Preference
Series A 8 % Senior Convertible Preferred Stock	1,250,000	250,000	$920,000	$80.00	$1,076,000

The Series A Preferred Stock rights, privileges and preferences are as follows:

Dividends — The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share of 8% per annum, payable on conversion. The form of the dividend payment on the Series A Preferred Stock will be determined based on the legal availability of funds for the payment and the satisfaction of the Equity Conditions (as defined in the Certificate of Designations) for the 5 consecutive trading days immediately prior to the payment date. The form of the payment, depending on the priority, may be made in cash or shares of common stock at the Company’s option. If funds are not available and the Equity Conditions have not been met, the dividends will accrue to the next payment date or accrete to the stated value. The Company accrued dividends of $20,000 for the three months ended March 31, 2020.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

Conversion — Each share of Series A Preferred Stock is convertible at the option of the holder into the number of shares of common stock (subject to adjustment for certain events, including dilutive issuances, stock splits, and reclassifications) determined by multiplying such number by the ratio of the stated value by a conversion price, which price is originally equal to $80.00 (the “Fixed Conversion Price”). However, if the closing price of the common stock is less than the Fixed Conversion Price, then the Fixed Conversion Price may be reduced to equal 95% of the lowest volume weighted average price of the common stock for the previous 10 trading days, which price shall not be less than $30.00. Notwithstanding the foregoing, unless the Company obtains stockholder approval pursuant to the rules and regulations of The NASDAQ Capital Market, the Company cannot issue shares of common stock upon conversion of the Series A Preferred Stock in the event that such issuance exceeds 19.99% of the issued and outstanding shares of the Company’s common stock as of April 18, 2019 or if such conversion is considered a “change of control” under NASDAQ rules and regulations.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

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

Common Stock

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan (the “Plan”). Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock , which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. Thereafter, the 15% evergreen provision governs the LTIP. For fiscal year 2020, up to 99,619 shares of common stock are available for participants under the LTIP.

In connection with the termination of the Plan, on January 31, 2018, the Company issued to its employees and directors 64,224 and 7,656 shares of restricted common stock (“January 2018 Restricted Stock Grant”), respectively. Such shares of restricted common stock were granted outside the LTIP’s first year share availability pool, are fully vested, and were released to the employees and directors in three tranches at the rate of 33.4%, 33.3% and 33.3% on September 1, 2018, March 1, 2019 and September 1, 2019, respectively. In the event an employee voluntarily resigns, the release dates of the shares will be extended such that only 16.5% of the shares are released every nine months, until 100% are released. In the event that a director voluntarily resigns, each of the release dates will be extended nine months.

For the three months ended March 31, 2020, 353 shares of restricted stock were released with an intrinsic value of approximately $2,000. As of March 31, 2020, there were 705 shares of restricted stock remaining under the January 2018 Restricted Stock Grant to be released to a terminated employee in two equal tranches over the next 11 months.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

On January 4, 2019, the Company awarded 20,000 deferred shares to Michael Howse, a member of the Company’s board of directors, in connection with a Deferred Shares Agreement under the LTIP. The shares vest immediately prior to a significant change in ownership, defined as a Fundamental Transaction in the agreement. In light of this performance vesting condition, the Company has not recorded any stock compensation expense for the issuance of these shares during the three ended March 31, 2020.

On September 9, 2019, the Company issued 7,500 shares of restricted common stock to George Oliva, the Company’s new Chief Financial Officer, as an inducement grant. Such shares were issued outside the Company’s LTIP. The Company will record stock compensation expense over the four-year vest period.

During the three months ended March 31, 2020, the Company issued 2,000 common shares to employees under the Company’s LTIP. During the three months ended March 31, 2019, the Company did not issue any shares under the Company’s LTIP.

February 2020 Private Placement

On February 28, 2020, the Company completed a private placement (the “February 2020 Private Placement”) of 91,062 units (the “Units”), each unit consisting of (i) one (1) share of common stock and (ii) a warrant to purchase 0.50 of a share of common stock (the “February 2020 Warrants”), at a price per Unit of $9.17. The Units were issued pursuant to a Unit Purchase Agreement, dated February 4, 2020, and a subscription agreement, dated February 28, 2020 by and among the Company and the purchasers signatory thereto. The February 2020 Private Placement, which was priced above market, resulted in gross proceeds of $835,000 before fees and other expenses associated with the transaction.

The February 2020 Warrants are exercisable to purchase up to an aggregate of 45,534 shares of common stock commencing on the date of issuance at an exercise price of $9.80 per share, subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The February 2020 Warrants are exercisable immediately and will expire on the close of business on February 28, 2025. The exercise of the February 2020 Warrants are subject to beneficial ownership limitations such that each holder of such February 2020 Warrant may exercise it to the extent that such exercise would result in such holder being the beneficial owner in excess of 4.99% (or, upon election of such holder, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

Warrants for Common Shares

The Company has issued warrants to purchase common shares to employees and consultants as compensation for services rendered, as well as in conjunction with the purchase of common shares in equity and debt transactions.

Information regarding warrants for common stock outstanding and exercisable as of March 31, 2020 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	March 31, 2020	Life (years)	March 31, 2020

$6.40 - $9.80	306,102	4.92	285,702
$15.80 - $17.50	93,562	2.64	89,812
$24.80 - $99.00	230,571	1.75	224,457
$108 - $207.00	72,864	2.35	72,864
$35.82	703,099	3.72	672,835

Warrants exercisable as of March 31, 2020 excludes warrants to purchase 9,864 common shares issued to Alexander Capital L.P., which are fully vested, but are exercisable in the amounts of 6,114 and 3,750 after May 21, 2020 and October 16, 2020, respectively, and 20,400 common shares issued to Maxim Group LLC, which are fully vested, but are exercisable after September 19, 2020. Additionally, warrants to purchase 20,722 common shares which are shown above with a price of $15.80 are Pre-Funded Warrants under which the holder must only pay $0.20 per share to complete the exercise.

7.	Income Taxes

The Company recorded a provision for income taxes of $0 for the three months ended March 31, 2020 and $6,000 for the three months ended March 31, 2019. The provision for income taxes recorded for the three months ended 2019 was primarily due to state income tax expense.

The Company’s effective tax rate was 0.0% for the three months ended March 31, 2020 and (0.2)% for the three months ended March 31, 2019. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2020 and 2019 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of March 31, 2020 and December 31, 2019, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three months ended March 31, 2020 and 2019 was calculated on a jurisdiction basis.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

7.	Income Taxes, continued

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently analyzing the impact of these changes and therefore an estimate of the impact to income taxes is not yet available.

8.	Commitments and Contingencies

Operating Leases

The Company rents its Beaverton, Oregon office under an operating lease, which was set to expire in October 2018. In July 2018, the Company extended its lease through October 31, 2020. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expense. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended March 31, 2020 and 2019 was $113,000 and $90,000, respectively.

Future annual minimum lease payments under the non-cancelable operating lease as of March 31, 2020 are $213,000 for the year ending December 31, 2020.

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

On April 3, 2020, we received a letter (the “April 3rd Alexander Counsel Letter”) from counsel for Alexander Capital, L.P. (“Alexander”) , alleging that we were in apparent breach of a certain engagement agreement, dated February 6, 2020, that we entered into with Alexander (the “Engagement Agreement”), which appointed Alexander as our exclusive placement agent and financial advisor, due to our consummation of the March 2020 Private Placement, in which Maxim acted as placement agent. Such letter also claimed that due to such alleged breach, and in accordance with the terms of the Engagement Agreement, we owed Alexander an aggregate of $170,000 and warrants to purchase up to 22,768 shares of common stock in connection with the March 2020 Private Placement. The April 3rd Alexander Counsel Letter further stated that Alexander would be willing to forego any claim to the issuance of warrants to it and to settle the dispute in consideration of our payment of $170,000 (the “Alexander Settlement Offer”).

By letter dated April 7, 2020, we responded to the April 3rd Alexander Counsel Letter and disputed Alexander’s claims. On April 10, 2020, we received a second letter (the “April 10th Alexander Counsel Letter”), from Alexander’s counsel, responding to our April 7th letter and which disputed all of our arguments relating to the termination of the Engagement Agreement; (ii) appeared to withdraw the Alexander Settlement Offer; and (iii) referred to the engagement of Maxim as underwriter in connection with the April 2020 Offering, claimed that such engagement is a further breach of the Engagement Agreement and states that Alexander believes that it would be entitled to seek further damages for breach. Additionally, there is language in the April 10th Alexander Counsel Letter stating that if we had engaged Maxim prior to closing a financing on February 28, 2020 in which Alexander was placement agent, without disclosing our prior engagement of Maxim to investors in that financing, that this would raise additional issues. Finally, Alexander demanded that we cease the April 2020 Offering immediately and that if we proceed with such offering, it will seek to be compensated as if it had acted as underwriter in such offering. On April 16, 2020, we received a third letter from Alexander’s counsel that Alexander intends to file an action in connection with such claims.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

8.	Commitments and Contingencies, continued

In connection with Alexander’s threatened litigation which was triggered as a result of the March 2020 Private Placement, the Company recorded a contingency reserve of $250,000 in the three months ended March 31, 2020. See Note 11, Subsequent Events for more details.

Excluding Alexander’s threatened litigation, the Company’s management does not believe that any such matters, individually or in the aggregate, will have a materially adverse effect on the Company’s condensed consolidated financial statements.

9.	Related Parties

Brett Moyer

Mr. Moyer has served as the Company’s President, Chief Executive Officer and member of the board of directors since the Company’s founding in August 2010.

On October 7, 2019, Mr. Moyer entered into a Warrant Amendment Agreement with the Company. Mr. Moyer exercised Original Warrants for a total of 453 shares of common stock and the Company received proceeds of $7,246. On November 3, 2019, Mr. Moyer entered into a Settlement Agreement with the Company, pursuant to which the Company issued Mr. Moyer 65 additional shares of common stock. As of March 31, 2020 and December 31, 2019, Mr. Moyer owned 1.8% and 1.9% of the outstanding shares of the Company’s common stock, respectively.

Gary Williams

Mr. Williams has served as the Company’s Chief Accounting Officer since September 2019, as the Company’s VP of Finance since August 2010 and previously served as the Company’s Chief Financial Officer from August 2010 to September 2019.

On October 7, 2019, Mr. Williams entered into a Warrant Amendment Agreement with the Company. Mr. Williams exercised Original Warrants for a total of 179 shares of common stock and the Company received proceeds of $2,862. On November 3, 2019, Mr. Williams entered in a Settlement Agreement with the Company, pursuant to which the Company issued Mr. Williams 26 additional shares of common stock. As of March 31, 2020 and December 31, 2019, Mr. Williams owned less than 1.0% of the outstanding shares of the Company’s common stock.

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak has been a member of the board of directors since June 2015. Alexander Capital, L.P. has acted as the lead investment bank in a number of the Company’s private financings and as an underwriter for the Company’s IPO. As of March 31, 2020 and December 31, 2019, Mr. Gazdak owned less than 1% of the outstanding shares of the Company’s common stock.

On October 7, 2019, Mr. Gazdak entered into a Warrant Amendment Agreement with the Company. Mr. Gazdak exercised Original Warrants for a total of 157 shares of common stock and the Company received proceeds of $2,510. On November 6, 2019, Mr. Gazdak entered into a Settlement Agreement with the Company, pursuant to which the Company issued Mr. Gazdak 23 additional shares of common stock. In connection with the Company’s entry in the Warrant Amendment Agreements, Alexander Capital, L.P. was paid a cash fee of $51,374.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

9.	Related Parties, continued

On April 4, 2019, the Company signed another engagement letter with Alexander Capital, L.P. under which Alexander Capital, L.P. earns a fee on total investments by its clients. In connection with the issuance of the initial tranche of the Series A Preferred Stock, Alexander Capital, L.P. earned a fee of $80,000 and the Company agreed to issue it a warrant to purchase 2,041 shares of common stock. Such warrant is exercisable at a per share price of $43.60 and is exercisable at any time during the five-year period commencing 180 days from the effective date of the issuance of such common stock, which period shall not exceed five years from such effective date.

On April 17, 2019, the Company entered into an underwriting agreement with Alexander Capital, L.P. in connection with an offering by the Company of 203,787 shares of common stock, pursuant to which Alexander Capital, L.P. was paid cash fees of $406,554 as well as a non-accountable expense allowance of $54,207 and reimbursements of $100,000 and pursuant to which the Company agreed to issue a warrant to purchase 6,114 shares of common stock. Such warrant is exercisable at a per share price of $33.20 and is exercisable at any time during the five-year period commencing 180 days from the effective date of the issuance of such common stock, which period shall not exceed five years from such effective date.

On October 16, 2019, the Company entered into another underwriting agreement with Alexander Capital, L.P. in connection with an offering by the Company of up to an aggregate of 125,000 shares of common stock, pursuant to which Alexander Capital, L.P. was paid cash fees of $131,250 as well as a non-accountable expense allowance of $17,500 and reimbursements of $43,750 and pursuant to which the Company agreed to issue a warrant to purchase 3,750 shares of common stock. Such warrant is exercisable at a per share price of $17.50 and is exercisable at any time during the five-year period commencing one year from the effective date of the issuance of such stock, which period shall not exceed five years from such effective date.

On February 6, 2020, the Company entered into another placement agency agreement with Alexander Capital, L.P. in connection with an offering by the Company of up to an aggregate of $835,000 of the Company’s securities, pursuant to which Alexander Capital, L.P. was paid cash fees of $83,000 and pursuant to which the Company agreed to issue to Alexander Capital, L.P. a warrant to purchase 4,553 shares of common stock. Such warrant is exercisable at a per share price of $8.80 and is exercisable at any time during the five-year period commencing on the date of issuance.

Brian Herr

Mr. Herr is Chief Investment Officer and Co-Head of Structured Credit and Asset Finance, for the Medalist Partners platform (f/k/a Candlewood Structured Strategy Funds), serves as a partner and co-portfolio manager for each of the Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP (collectively, the “Medalist Funds”), and is a former director of the Company who resigned from the board of directors effective February 10, 2020.

On October 8, 2019, each of the Medalist Funds entered into a Warrant Amendment Agreement with the Company. In connection with and prior to the Warrant Amendment Agreement that each of the Medalist Funds entered into, the Company also executed Amendment No. 1 to the Series F Warrants held by each of the Medalist Funds (the “Series F Warrant Amendment”), pursuant to which each such Series F Warrant was further amended to add, among other things, fundamental transaction and subsequent rights offerings provisions as well as a 9.99% beneficial ownership limitation (the “Beneficial Ownership Limitation”).

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

9.	Related Parties, continued

Pursuant to Warrant Amendment Agreements that were entered into with each of the Medalist Funds, with respect to the Series F Warrants and Series G Warrants, if the exercise of an Original Warrant at the Reduced Exercise Price would cause each of the Medalist Funds to exceed the Beneficial Ownership Limitation, in lieu of receiving such number of shares of common stock in excess of the Beneficial Ownership Limitation, the Company will only issue such number of shares of common stock to each of the Medalist Funds as would not cause each of the Medalist Funds to exceed the maximum number of shares of common stock permitted under the Beneficial Ownership Limitation, and each of the Medalist Funds shall be issued, at an exercise price equal to the Reduced Exercise Price less $15.80 per share, pre-funded common stock purchase warrants covering such number of shares of common stock as would otherwise have been in excess of the Beneficial Ownership Limitation (the “Pre-Funded Warrants”). In connection with such exercises, the Medalist Funds were issued Pre-Funded Warrants to purchase an aggregate of 20,719 shares of common stock. The Company received aggregate gross proceeds of approximately $327,000 in connection with the Pre-Funded Warrants.

On November 4, 2019, the Company entered into a Settlement Agreement with the Medalist Funds, pursuant to which the Company agreed to pay the Medalist Funds an aggregate of $47,223 in cash, with such cash meant to compensate the Medalist Funds for the difference between the Amended Exercise Price and the lower priced shares of common stock that were offered to investors in connection with the Company’s October 2019 registered direct offering pursuant to which it issued 125,000 shares of common stock to certain institutional investors at an offering price of $14.00 per share (the “Registered Direct Offering”). In addition, pursuant to the Settlement Agreement, the Company and the Medalist Funds agreed to extend the date by which the Company would file a registration statement on Form S-3 to register all of the Resale Shares from November 4, 2019 to November 18, 2019.

On February 6, 2020, Mr. Herr notified the Company of his decision to resign from the Company’s board of directors effective February 10, 2020. Mr. Herr resigned to focus on managing the Medalist Funds and not due to any disagreement between the Company and Mr. Herr, or any matter related to the Company’s operations, policies or practices. As of March 31, 2020 and December 31, 2019, the Medalist Funds owned 7.6% and 8.3% of the outstanding shares of the Company’s common stock, respectively.

Michael Howse

The Company is party to an agreement with Michael Howse, dated April 6, 2018, as amended effective as of December 27, 2018 (the “Howse Agreement”), pursuant to which Mr. Howse was appointed interim role as chief strategy officer on an “at-will” basis in consideration for a monthly cash salary as well as (i) a warrant to purchase 5,500 shares of our common stock, exercisable at a per share price of $40.00 and which vested monthly over a nine-month period and which fully vested on January 6, 2019 and (ii) a warrant to purchase 8,250 shares of our common stock, exercisable at a per share price of $40.00, which shall vest, so long as Mr. Howse continues to serve as interim chief strategy officer and/or as a member of our board of directors, (x) as to 5,500 shares of common stock upon the achievement of a significant milestone and (y) as to 2,750 shares of common stock upon the achievement of an additional significant milestone. The foregoing exercise prices are subject to adjustment as provided in each warrant. Pursuant to the Howse Agreement, such warrants shall fully vest on the earlier of (1) immediately prior to a Fundamental Transaction, as defined in such agreement, (2) Mr. Howse’s removal from our board of directors for any reason other than his resignation, his intentional illegal conduct or gross misconduct, or his conviction for any felony, theft, embezzlement or violent crime. In addition, pursuant to the Howse Agreement, we also agreed to appoint Mr. Howse to our board of directors, where he may only be removed for cause, or his termination or resignation.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

9.	Related Parties, continued

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

In connection with the Howse Agreement, the Company is also party to the Deferred Shares Agreement, pursuant to which the Company granted Mr. Howse up to 20,000 Deferred Shares under the LTIP. Pursuant to such agreement, if a Fundamental Transaction has not occurred within 180 days of the earlier of the date on which Mr. Howse no longer serves (i) as our interim chief strategy officer or (ii) on our board of directors, all of the Deferred Shares shall be forfeited and Mr. Howse will have no further rights to such shares. Pursuant to such agreement, the Deferred Shares shall vest immediately prior to a Fundamental Transaction, and the number of Deferred Shares that shall vest is based on the Consideration paid for the Company in such transaction, which number of Deferred Shares that shall vest to double in the event that the Company does not incur General Expenses. As of March 31, 2020, Mr. Howse has vested warrants to purchase 13,750 shares of common stock and owns 0% of the outstanding shares of the Company’s common stock.

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

In August 2019, we issued a $360,000 purchase order to Hansong Technology. Pursuant to such purchase order, we will pay $360,000 to Hansong Technology for the purchase of certain products. Additionally, Hansong Technology purchased $63,523 of our modules pursuant to purchase orders issued in 2019, with $22,923 received by us in 2019 and the remaining amount expected to be received in 2020. As of March 31, 2020 and December 31, 2019, Mr. Kristensen and affiliates owned less than 1.0% of the outstanding shares of the Company’s common stock.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

9.	Related Parties, continued

Significant Shareholders

On April 18, 2019, the Company entered into a Securities Purchase Agreement, dated as of April 18, 2019, with Ms. Walsh (the “Preferred SPA”), pursuant to which the Company issued 250,000 shares of its Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which shares have a stated value of $4.00, grant holders the same voting rights as holders of our shares of common stock, and are convertible into shares of common stock at a price of $80.00 per share, which price cannot be reduced below $30.00, and which is subject to adjustment under the Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock upon certain subsequent transactions and events described therein, in consideration for $1,000,000 (the “Initial Tranche”). The Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5,000,000. In connection with the Initial Tranche, the Company also issued to Ms. Walsh a warrant to purchase 12,756 shares of common stock, which is immediately exercisable, has a five-year life, has an exercise price of $39.60 and is subject to 4.99/9.99% blockers and to adjustment for stock dividends and splits. Pursuant to the Preferred SPA, holders of shares of the Series A Preferred Stock (i) have the right to require the Company to register the shares of Series A Preferred Stock as well as the shares of common stock underlying such shares and the warrant issued to Ms. Walsh within 180 days of the Closing Date (as defined in the Preferred SPA) on which purchasers have committed to purchase an aggregate of amount of Series A Preferred Stock with an aggregate stated value equal to or exceeding $1,000,000.

In connection with the October 16, 2019 Registered Direct Offering, Ms. Walsh purchased 50,000 shares of common stock at a price of $14.00 per share. The Company received proceeds of $700,000 from such purchase.

On October 7, 2019, Ms. Walsh entered into a Warrant Amendment Agreement with the Company. Ms. Walsh exercised Original Warrants for a total of 25,992 shares of common stock and the Company received proceeds of $416,000. On November 3, 2019, Ms. Walsh entered into a Settlement Agreement with the Company, pursuant to which the Company agreed to issue Ms. Walsh 3,714 additional shares of common stock.

As of March 31, 2020 and December 31, 2019, Ms. Walsh owned 100% of the Company’s Series A Preferred Stock and 21.2% and 22.8%, respectively, of the outstanding shares of the Company’s common stock.

10.	Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three months ended March 31, 2020 and 2019 was as follows:

(in thousands)	For the three months ended
	March 31,
	2020	2019
United States	$38	$3
Europe	24	149
Asia Pacific	349	313
Total	$411	$465

Substantially all of our long-lived assets are located in the United States.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

11.	Subsequent Events

Reverse Stock Split

On April 8, 2020, the Company announced that its board of directors had approved a 1-for-20 reverse split (the "Reverse Stock Split") of its common stock that became effective on April 9, 2020. The common stock began trading on a split-adjusted basis on that day under the new CUSIP number 86633R 203. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the Reverse Stock Split. The par value of the common stock and the Series A Preferred Stock outstanding and its par value were not adjusted for the Reverse Stock Split.

Closing of Public Offering

On April 23, 2020, the Company announced that it closed an underwritten public offering of 1,525,000 shares of its common stock, pre-funded common stock purchase warrants to purchase up to an aggregate of 475,000 shares of common stock, and common stock purchase warrants to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock. Each share of common stock or pre-funded common stock purchase warrant was sold together with one common stock purchase warrant to purchase one share of common stock at a combined price to the public of $3.25 per share and common stock purchase warrant (or $3.24 per pre-funded common stock purchase warrant and common stock purchase warrant). Gross proceeds before deducting underwriting discounts, commissions and other offering expenses were approximately $6.5 million. In addition, the Company granted to Maxim Group LLC a 45-day option to purchase up to an additional 300,000 shares of common stock and/or common stock purchase warrants to purchase up to an aggregate of 300,000 shares of common stock, at the public offering price, less discounts and commissions, of which Maxim has partially exercised its option to purchase additional common stock purchase warrants to purchase up to an aggregate of 229,100 shares of common stock. Each common stock purchase warrant is immediately exercisable for one share of common stock at an exercise price of $3.25 per share and will expire five years from issuance.

Nasdaq Notice

On April 24, 2020, the Company announced that it has received written notification from Nasdaq that the Company has regained compliance with Nasdaq’s minimum bid price requirement of at least $1.00 per share under Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The Company had previously been notified by Nasdaq on October 16, 2019, that the Company’s closing bid price per share had been below $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). According to the notification letter, the Company had 180 days to regain compliance by meeting or exceeding the minimum bid price for a period of at least 10 consecutive trading days, but the closing bid price of the Company’s common stock did not satisfy this requirement. On April 24, 2020, however, Nasdaq notified the Company that it has determined that the closing bid price of the Company’s common stock for the 10 consecutive business days from April 9, 2020 through April 23, 2020 had been at least $1 per share. Accordingly, the Company has regained compliance with the minimum bid price requirement, and the matter is closed.

Repayment of Convertible Promissory Note

On April 29, 2020, the outstanding debt of $2,040,000, owed to the Investor pursuant to the March 2020 Note, was fully repaid.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

11.	Subsequent Events, continued

Note Agreement

On May 3, 2020, we were granted a loan (the “May 2020 Loan”) from Wells Fargo Bank, National Association in the aggregate amount of $846,636, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. The May 2020 Loan was funded on May 7, 2020.

The May 2020 Loan, which is in the form of a PPP promissory note and agreement, dated May 3, 2020 (the “Note Agreement”), matures on May 3, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 1, 2020. The May 2020 Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. We intend to use the May 2020 Loan amount for payroll costs, costs used to continue group health care benefits, rent, and utilities. Under the terms of the Note Agreement, certain amounts of the May 2020 Loan may be forgiven if they are used for qualifying expenses, as described in the Note Agreement.

Alexander Settlement Agreement

On May 14, 2020, we entered into the Alexander Settlement Agreement, pursuant to which, in consideration for Alexander releasing us from all claims against us arising out of the Engagement Agreement, other than indemnification for certain third-party claims, we agreed to (i) pay Alexander a one-time cash payment of $125,000 and (ii) issue to Alexander 50,000 shares of our common stock (the “Alexander Settlement Shares”). We also released Alexander from the same type of claims against Alexander, other than indemnification for certain third-party claims. In connection with the Alexander Settlement Agreement, on May 14, 2020, we also entered into a leak-out agreement with Alexander (the “Leak-Out Agreement”), pursuant to which Alexander shall not dispose of more than 5,000 shares of common stock in any trading day, commencing on the date of such agreement and ending on the date on which Alexander no longer holds any Alexander Settlement Shares.

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

Overview

We were formed as Summit Semiconductor, LLC, a Delaware limited liability company, on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017, at which time we changed our name to Summit Semiconductor, Inc. Effective as of September 11, 2018, we changed our name to Summit Wireless Technologies, Inc. We run our operations through Summit Wireless Technologies, Inc., as well as through our wholly-owned subsidiaries, Summit Wireless Japan K.K., a Japanese corporation and WiSA, LLC, a Delaware limited liability company. The address of our corporate headquarters is 6840 Via Del Oro, Ste. 280, San Jose, CA 95119. Our website address is www.summitwireless.com. The information contained in or accessible through our website is not part of this report and is intended for informational purposes only.

We are an early stage technology company and our primary business focus is to enable mainstream consumers and audio enthusiasts to experience high quality audio. We intend to continue selling our semiconductors and wireless modules to consumer electronics companies while also increasing our focus on implementing a software licensing business segment.

We believe that the future of audio technology is in wireless devices and that we are well positioned to deliver best-in-class immersive wireless sound technology for intelligent devices and next generation home entertainment systems. We currently sell modules which wirelessly transmit and receive audio directly to speakers, and which are also fully certified and compatible with the Wireless Speaker and Audio (“WiSA”) Association’s current compliance test specification, which tests the interoperability of products that offer wireless, interference free, uncompressed high-definition audio. Additionally, we plan to license our proprietary software technology to other companies enabling Wi-Fi based smart devices to support immersive wireless audio.

Our marketing strategy focuses on, what we believe, are three key wireless audio technology needs: interoperability, immersive audio quality, and lower signal latency.

1.	Interoperability: As part of the effort to grow the wireless multichannel home audio segment, we are a founding member of the WiSA Association, an association dedicated to providing industry leadership and consumer choice through interoperability testing between brands. Products developed to the WiSA standard work seamlessly together and eliminate complicated setups common to traditional wired audio systems.
2.	Immersive Audio Quality: We currently sell custom semiconductor chips and wireless modules to a growing list of major consumer electronics brands. Our current wireless module technology transmits wireless audio to each speaker at Blu-ray quality (uncompressed 24-bit audio up to 96 kHz sample rates). To our knowledge, our custom chip and module technology is the only technology available today that can stream up to eight (8) separate wireless audio channels for an immersive wireless surround sound experience.
3.	Lower Latency: Our technology delivers wireless audio channels with low latency, critical for removing lip-sync issues between audio and video sources.

We believe that a growing adoption of wireless audio technology in support of video by leading brands will revolutionize the way that people experience media content through their mobile devices, televisions (“TVs”), game consoles, personal computers (“PCs”), soundbars and smart speakers. We believe that our proprietary software, for which patent applications have been submitted, will provide similar functionality and quality and allow us to embed our software into smart devices with Wi-Fi. A prototype version of our software technology has been demonstrated to select customers (pursuant to confidentiality agreements) at the 2020 Consumer Electronics Show in Las Vegas, Nevada. We believe that our software based-solution, which other brands can integrate into their devices, will (i) reduce integration costs for mass market use, (ii) leverage widely accepted Wi-Fi connectivity, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

On January 23, 2020, we entered into a funding agreement, as amended (the “Funding Agreement”), which provided for the issuance to an unaffiliated accredited investor of a convertible promissory note in the principal amount of $111,100, reflecting a 10% original issue discount, 500 shares of our common stock and a five-year warrant exercisable for 7,936 shares of our common stock at an exercise price of $9.80 per share in consideration for $100,000, which was funded on January 24, 2020. Additionally, pursuant to the Funding Agreement, such investor was granted a most favored nation right. As of the date of this report, the outstanding debt owed to such investor pursuant to the Funding Agreement has been fully repaid.

On February 28, 2020, we completed a private placement (the “February 2020 Private Placement”) of 91,062 units (the “Units”), each unit consisting of (i) one (1) share of common stock and (ii) a warrant to purchase 0.50 of a share of common stock (the “February 2020 Warrants”), at a price per Unit of $9.17. The Units were issued pursuant to a Unit Purchase Agreement, dated February 4, 2020, and a subscription agreement, dated February 28, 2020 by and among us and the purchasers signatory thereto. In connection with the February 2020 Private Placement, we paid Alexander Capital, L.P. (“Alexander”) cash fees of $83,000 and issued to Alexander a warrant to purchase 4,553 shares of common stock. Such warrant is exercisable at a per share price of $8.80 and is exercisable at any time during the five-year period commencing on the date of issuance. The February 2020 Private Placement, which was priced above market, resulted in gross proceeds of $835,000 before fees and other expenses associated with the transaction. We used the net proceeds of approximately $725,000 from the offering for working capital purposes and increasing stockholders’ equity in order to comply with Nasdaq Listing Rule 5550(b) and for general corporate purposes.

The February 2020 Warrants are exercisable to purchase up to an aggregate of 45,534 shares of common stock commencing on the date of issuance at an exercise price of $9.80 per share, subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The February 2020 Warrants are exercisable immediately and will expire on the close of business on February 28, 2025. The exercise of the February 2020 Warrants are subject to beneficial ownership limitations such that each holder of such February 2020 Warrant may exercise it to the extent that such exercise would result in such holder being the beneficial owner in excess of 4.99% (or, upon election of such holder, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to us, provided that any increase in such limitation will not be effective until 61 days following notice to us.

On March 30, 2020, we completed a private placement (the “March 2020 Private Placement”) of a senior secured convertible instrument (the “March 2020 Note”) and a warrant (the “March 2020 Warrant”) to purchase 227,679 shares of common stock at an exercise price of $6.40 per share, pursuant to which Maxim Group LLC (“Maxim”) acted as placement agent. The March 2020 Note and March 2020 Warrant were issued pursuant to a securities purchase agreement, entered into as of March 22, 2020 (the “March 2020 Purchase Agreement”) by and between us and an institutional investor (the “Investor”). The March 2020 Private Placement resulted in gross proceeds of $1,700,000, before fees and other expenses associated with the transaction, including but not limited to, an $85,000 commitment fee payable to the Investor. The net proceeds to be received by us in connection with the March 2020 Private Placement will be used primarily for working capital, debt repayment and general corporate purposes. Additionally, we agreed to issue to Maxim a warrant to purchase up to an aggregate of 20,400 shares of common stock, subject to adjustment, as partial consideration for serving as placement agent in connection with the March 2020 Private Placement.

Potential Impacts of the Novel Coronavirus (“COVID-19”) on Our Business and Operations

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. Since late March 2020, we have observed recent decreases in demand from certain customers.

Given the fact that our products are sold through a variety of distribution channels, we expect that our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed significant declines in demand for our products and services from certain customers during April 2020, we believe that it remains too early for us to know the exact impact that COVID-19 will have on overall demand for such products, technology, and services. We also cannot be certain how demand may shift over time, as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken and are taking targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this quarterly report on Form 10-Q. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q and the interim financial statements contained herein, we reviewed the potential impacts of the COVID-19 pandemic on intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

To date, travel restrictions and border closures have not materially impacted our ability to obtain inventory or manufacture or deliver products or services to customers. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm our business over the long term. Travel restrictions impacting people can restrain our ability to assist our customers and distributors as well as impact our ability to develop new distribution channels, but at present we do not expect these restrictions on personal travel to be material to our business operations or financial results. We have taken steps to restrain and monitor our operating expenses and therefore we do not expect any such impacts to materially change the relationship between costs and revenues.

Like most companies, we have taken a range of actions with respect to how we operate to assure that we comply with government restrictions and guidelines as well as best practices to protect the health and well-being of our employees and our ability to continue operating our business effectively. To date, we have been able to operate our business effectively using these measures and to maintain all internal controls. We also have not experienced challenges in maintaining business continuity and do not expect to incur material expenditures to do so. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.

The actions that we have taken so far during the pandemic include, but are not limited to:

•	requiring all employees who can work from home to work from home;
•	increasing our IT networking capability to best assure that employees can work effectively outside the office;
•	for employees who must perform essential functions in one of our offices:
•	having employees maintain a distance of at least six feet from other employees whenever possible;
•	having employees stay segregated from other employees in the office with whom they require no interaction; and
•	requiring employees to wear masks while they are in the office whenever possible.

35

We currently believe that revenue for the three months ending June 30, 2020 will decline significantly year over year due to the conditions noted. If business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

Comparison of the Three Ended March 31, 2020 and 2019

Revenue

Revenue for the three months ended March 31, 2020 was $411,000, a decrease of $54,000, or 12%, compared to the same period of 2019. The decrease in revenue was attributable to lower module sales.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the three months ended March 31, 2020 was $348,000, a decrease of $59,000, or 14%, compared to the same period of 2019. Cost of revenue decreased primarily as a result of decreased module sales between comparable time periods.

Research and development

Research and development expenses for the three months ended March 31, 2020 were $1,134,000, a decrease of $227,000, compared to the same period of 2019. The decrease in research and development expenses is primarily related to decreased consulting and recruiting fees of $210,000 and $29,000, respectively.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2020 were $698,000, a decrease of $51,000, compared to the same period of 2019. The decrease in sales and marketing expenses is primarily related to reduced consulting fees of approximately $121,000, which includes $5,000 of decreased stock compensation charges, offset partially by increased salary and benefit expenses of $48,000 and increased stock compensation charges of $20,000.

General and Administrative

General and administrative expenses for the three months ended March 31, 2020 were $891,000, an increase of $276,000, compared to the same period of 2019. The increase in general and administrative expenses is primarily related to increased salary and benefit expenses of $73,000, as the Company added a senior financial executive in September 2019, increased stock compensation and accounting expenses of $38,000 and $36,000, respectively, and a contingency accrual of $250,000 related to the Alexander threatened litigation discussed in Note 8 – Contingencies. The increase was partially offset by decreased legal fees and investor relation expenses of $28,000 and $65,000, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $37,000, compared to $0 for the same period of 2019. Interest expense for the three months ended March 31, 2020 was primarily due to the amortization of debt discounts associated with the convertible debt that the Company incurred in March 2020. No interest expense was booked in the three months ended March 31, 2019, as the Company had no outstanding debt.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended March 31, 2020 resulted in a gain of $19,000, compared to a gain of $111,000 in the same period of 2019. The gain for each of the three months ended March 31, 2020 and 2019, was due to the decrease in our common stock price during the period.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2020 were $755,000, compared to $298,000 as of December 31, 2019. The increase in cash and cash equivalents during the three months ended March 31, 2020 was directly related to the February 2020 Private Placement, whereby the Company raised net proceeds of $725,000 and the sale of convertible notes, under which the Company raised net proceeds of $1,665,000. The cash provided by these financing activities was somewhat offset by the use of cash to fund operations and working capital of $1,820,000.

We incurred a net loss of $2,680,000 for the three months ended March 31, 2020 and used net cash in operating activities of $1,820,000. For the three months ended March 31, 2019, we incurred a net loss of $2,565,000 and used net cash in operating activities of $2,820,000. Excluding non-cash adjustments, the primary reasons for the decrease in the use of net cash from operating activities during the three months ended March 31, 2020 was related to the increase in accounts payable and accrued liabilities of $512,000 and $196,000, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2020, we entered into a funding agreement, as amended (the “Funding Agreement”), which provided for the issuance to an unaffiliated accredited investor of a convertible promissory note in the principal amount of $111,100, reflecting a 10% original issue discount, 500 shares of our common stock, par value $0.0001 per share (“Common Stock”), and a five-year warrant exercisable for 7,936 shares of our Common Stock at an exercise price of $9.80 per share in consideration for $100,000, which was funded on January 24, 2020. The proceeds for such issuance were used primarily for general corporate purposes. Additionally, pursuant to the Funding Agreement, such investor was granted a most favored nation right. As of the date of this report, the outstanding debt owed to such investor pursuant to the Funding Agreement has been fully repaid.

On February 28, 2020, the Company completed a private placement (the “February 2020 Private Placement”) of 91,062 units (the “Units”), each unit consisting of (i) one (1) share of Common Stock and (ii) a warrant to purchase 0.50 of a share of Common Stock (the “February 2020 Warrants”), at a price per Unit of $9.17. The Units were issued pursuant to a Unit Purchase Agreement, dated February 4, 2020, and a subscription agreement, dated February 28, 2020 by and among the Company and the purchasers signatory thereto. The February 2020 Private Placement, which was priced above market, resulted in gross proceeds of $835,000 before fees and other expenses associated with the transaction. In connection with the February 2020 Private Placement, the Company issued paid Alexander Capital, L.P. (“Alexander”) cash fees of $83,000 issued to Alexander a warrant to purchase 4,553 shares of Common Stock. Such warrant is exercisable at a per share price of $8.80 and is exercisable at any time during the five-year period commencing on the date of issuance. The proceeds of such offering were used primarily toward increasing stockholders’ equity in order to comply with Nasdaq Listing Rule 5550(b) and for general corporate purposes. The February 2020 Warrants are exercisable to purchase up to an aggregate of 45,534 shares of Common Stock commencing on the date of issuance at an exercise price of $9.80 per share, subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The February 2020 Warrants are exercisable immediately and will expire on the close of business on February 28, 2025. The exercise of the February 2020 Warrants are subject to beneficial ownership limitations such that each holder of such February 2020 Warrant may exercise it to the extent that such exercise would result in such holder being the beneficial owner in excess of 4.99% (or, upon election of such holder, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

On March 30, 2020, the Company completed a private placement (the “March 2020 Private Placement”) of a senior secured convertible instrument (the “March 2020 Note”) and a warrant (the “March 2020 Warrant”) to purchase 227,679 shares of Common Stock at an exercise price of $6.40 per share, pursuant to which Maxim Group LLC, the representative of the underwriters in this offering (“Maxim”), acted as placement agent. The March 2020 Note and March 2020 Warrant were issued pursuant to a securities purchase agreement, entered into as of March 22, 2020 (the “March 2020 Purchase Agreement”) by and between the Company and an institutional investor (the “Investor”). The March 2020 Private Placement resulted in gross proceeds of $1,700,000, before fees and other expenses associated with the transaction, including but not limited to, an $85,000 commitment fee payable to the Investor. The net proceeds received by the Company in connection with the March 2020 Private Placement were used primarily for working capital, debt repayment and general corporate purposes. Additionally, the Company agreed to issue to Maxim a warrant to purchase up to an aggregate of 20,400 shares of Common Stock, subject to adjustment, as partial consideration for serving as placement agent in connection with the March 2020 Private Placement. As of the date of this report, the outstanding debt owed to the Investor pursuant to the March 2020 Note has been fully repaid.

The sales and the issuances of the promissory note, Units, March 2020 Note, warrants issued to the investors, as applicable, described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). We made this determination based on the representations of each investor which included, in pertinent part, that each such investor was either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each investor that (i) such investor acquired the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investor had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon these exemptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Settlement Agreement and Release, dated May 14, 2020, by and between the Company and Alexander Capital, L.P.
10.2	Leak-Out Agreement, dated May 14, 2020, by and between the Company and Alexander Capital, L.P.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Wireless Technologies, Inc.

Date: May 27, 2020	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 27, 2020	By:	/s/ George Oliva
George Oliva
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)