Form 10-Q
period 2020-06-30
Summit Wireless Technologies, Inc.
filed 2020-08-13
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of the registrant’s common stock outstanding as of August 12, 2020 is 7,822,022.

SUMMIT WIRELESS TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Summit Wireless Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$12,088	$298
Accounts receivable	69	108
Inventories	2,715	2,666
Prepaid expenses and other current assets	623	944
Total current assets	15,495	4,016

Property and equipment, net	65	84
Intangible assets, net	11	28
Other assets	56	94
Total assets	$15,627	$4,222
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,506	$1,554
Accrued liabilities	655	1,146
Borrowings, current portion	285	-
Total current liabilities	2,446	2,700

Borrowings	562	-
Derivative liability	387	387
Warrant liability	-	24
Total liabilities	3,395	3,111

Commitments and contingencies (Note 8)

Series A 8% Senior Convertible Preferred stock, par value $0.0001; 1,250,000 shares authorized; 250,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, (liquidation preference of $1,096,000 and $1,056,000)	557	517

Stockholders' Equity:

Common stock, par value $0.0001; 200,000,000 shares authorized; 7,723,353 and 1,245,238 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	-
Additional paid-in capital	205,430	188,320
Accumulated other comprehensive loss	-	(48)
Accumulated deficit	(193,756)	(187,678)
Total stockholders' equity	11,675	594

Total liabilities, convertible preferred stock and stockholders' equity	$15,627	$4,222

(1)	The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated balance sheet as of that date.

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2020 and 2019

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net	$348	$352	$759	$817
Cost of revenue	336	330	684	737
Gross profit	12	22	75	80

Operating Expenses:
Research and development	904	1,405	2,038	2,766
Sales and marketing	510	676	1,208	1,425
General and administrative	607	657	1,498	1,272
Total operating expenses	2,021	2,738	4,744	5,463

Loss from operations	(2,009)	(2,716)	(4,669)	(5,383)

Interest expense	(1,352)	-	(1,389)	-
Change in fair value of warrant liability	5	64	24	175
Change in fair value of derivative liability	-	-	-	(171)
Other expense, net	(39)	(171)	(41)	(3)
Loss before provision for income taxes	(3,395)	(2,823)	(6,075)	(5,382)
Provision for income taxes	3	1	3	7
Net loss	(3,398)	(2,824)	(6,078)	(5,389)
Convertible preferred stock dividend	(20)	(16)	(40)	(16)
Deemed dividend from warrant repricing	(134)	-	(134)	-
Net loss attributable to common stockholders	$(3,552)	$(2,840)	$(6,252)	$(5,405)
Net loss per common share - basic and diluted	$(0.90)	$(3.30)	$(2.42)	$(6.62)
Weighted average number of common shares used in computing net loss per common share	3,936,457	861,337	2,583,528	815,859

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(3,398)	$(2,824)	$(6,078)	$(5,389)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	-	(2)	-	(13)
Comprehensive loss	$(3,398)	$(2,826)	$(6,078)	$(5,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

For the three and six months ended June 30, 2020 and 2019

(in thousands, except share data)

(unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity
Balance as of December 31, 2019	250,000	$517	1,245,238	$-	$188,320	$(48)	$(187,678)	$594
Issuance of common stock and warrants, net of offering costs	-	-	91,062	-	725	-	-	725
Issuance of common stock in connection with notes payable	-	-	500	-	4	-	-	4
Issuance of warrants in connection with convertible notes payable	-	-	-	-	630	-	-	630
Convertible preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Stock-based compensation	-	-	2,000	-	75	-	-	75
Restricted stock awards cancelled	-	-	(550)	-	-	-	-	-
Release of restricted common stock	-	-	353	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,680)	(2,680)
Balance as of March 31, 2020	250,000	537	1,338,603	-	189,734	(48)	(190,358)	(672)
Issuance of common stock, prefunded warrants and warrants, net of public
offering costs	-	-	1,525,000	-	5,515	-	-	5,515
Proceeds from the exercise of prefunded warrants and common stock warrants	-	-	485,000	-	37	-	-	37
Issuance of common stock, net of shelf offering costs	-	-	4,315,000	1	9,957	-	-	9,958
Issuance of common stock in connection with settlements	-	-	60,250	-	135	-	-	135
Deemed dividend from warrant down-round provision	-	-	-	-	(134)	-	-	(134)
Warrant repricing	-	-	-	-	134	-	-	134
Convertible preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Stock-based compensation	-	-	2,000	-	72	-	-	72
Restricted stock awards cancelled	-	-	(2,500)	-	-	-	-	-
Gain on foreign currency translation from closure of subsidiary	-	-	-	-	-	48	-	48
Net loss	-	-	-	-	-	-	(3,398)	(3,398)
Balance as of June 30, 2020	250,000	$557	7,723,353	$1	$205,430	$-	$(193,756)	$11,675

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity
Balance as of December 31, 2018	-	$-	769,890	$-	$179,503	$(45)	$(175,640)	$3,818
Release of vested restricted common stock	-	-	6,193	-	(65)	-	-	(65)
Issuance of warrants for common stock	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	(11)	-	(11)
Net loss	-	-	-	-	-	-	(2,565)	(2,565)
Balance as of March 31, 2019	-	-	776,083	-	179,438	(56)	(178,205)	1,177
Proceeds from issuance of preferred stock and common stock warrants,
net of issuance costs	250,000	720	-	-	200	-	-	200
Fair value of derivative liability in connection with issuance of preferred stock	-	(216)	-	-	-	-	-	-
Issuance of warrants for common stock in connection with preferred
stock offering	-	(43)	-	-	43	-	-	43
Accretion of preferred stock dividend	-	16	-	-	(16)	-	-	(16)
Proceeds from issuance of common stock, net of issuance costs	-	-	203,786	-	4,664	-	-	4,664
Issuance of common stock for services	-	-	8,077	-	234	-	-	234
Currency translation adjustment	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	(2,824)	(2,824)
Balance as of June 30 , 2019	250,000	$477	987,946	$-	$184,563	$(58)	$(181,029)	$3,476

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

(in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,078)	$(5,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29	28
Stock-based compensation	147	-
Amortization of intangible asset	17	17
Amortization of debt discounts	1,389	-
Expense related to common stock issued in settlements	135	-
Change in fair value of warrant liability	(24)	(175)
Change in fair value of derivative liability	-	171
Expense for the issuance of consultant warrants and common stock	-	238
Gain on foreign currency translation from closure of subsidiary	48	-
Changes in operating assets and liabilities:
Accounts receivable	39	94
Inventories	(49)	(699)
Prepaid expenses and other assets	359	(62)
Accounts payable	(353)	486
Accrued liabilities	(491)	(86)
Accrued interest	-	-
Net cash used in operating activities	(4,832)	(5,377)

Cash flows from investing activities:
Purchases of property and equipment	(10)	(25)
Net cash used in investing activities	(10)	(25)

Cash flows from financing activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net of issuance costs	6,367	4,664
Proceeds from issuance of common stock, net of shelf offering costs	10,136	-
Proceeds from the issuance of preferred stock and common stock warrants, net of issuance costs	-	920
Proceeds from the exercise of prefunded warrants and common stock warrants	37	-
Proceeds from issuance of promissory notes	847	-
Proceeds from issuance of convertible notes payable, net of issuance costs	1,396	-
Repayment of convertible notes payable	(2,151)	-
Taxes paid related to net share settlements of equity awards	-	(65)

Net cash provided by financing activities	16,632	5,519
Effect of exchange rate changes on cash and cash equivalents	-	(13)
Net increase in cash and cash equivalents	11,790	104

Cash and cash equivalents as of beginning of period	298	3,218

Cash and cash equivalents as of end of period	$12,088	$3,322

Supplemental disclosure of cash flow information:
Cash paid for interest	$351	$-
Cash paid for income taxes	$3	$7

Noncash Investing and Financing Activities:
Issuance of warrants in connection with convertible notes payable	$630	$-
Issuance of common stock in connection with convertible notes payable	$4	$-
Issuance of warrants in connection with common stock offerings	$8,354	$70
Issuance of common stock warrants in connection with preferred stock offering	$-	$243
Fair value of derivative liability in connection with issuance of convertible preferred stock	$-	$216
Deemed dividend from warrant repricing	$(134)	$-
Warrant repricing	$134	$-
Convertible preferred stock dividend	$40	$16
Issuance costs for public offering of common stock in accounts payable	$127	$-
Issuance costs for shelf offering of common stock in accounts payable	$178	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

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

Nasdaq Notification

On November 18, 2019, we were officially notified by The Nasdaq Capital Market, Inc. (“Nasdaq”) that we did not comply with Nasdaq Listing Rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity (the “Stockholders’ Equity Requirement”), among other continued listing criteria. We were required to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement for consideration by the Nasdaq Listing Qualifications staff (“Nasdaq Staff”) by no later than January 2, 2020. On January 2, 2020, we submitted a plan to regain compliance (the “Compliance Plan”) to the Nasdaq Staff. On March 23, 2020, the Nasdaq Staff accepted the Compliance Plan and granted us an extension period pursuant to which we must regain compliance with the Nasdaq Listing Rule 5550(b). Among other things, the terms of such extension include that the Company must complete an equity raise on or before May 18, 2020, and must publicly disclose on a Current Report on Form 8-K our prior non-compliance with Nasdaq Listing Rule 5550(b) and the terms of such equity raise enabling us to regain compliance with such rule, which Current Report on Form 8-K was filed with the SEC on April 24, 2020. Notwithstanding the terms of such extension period, if we fail to evidence compliance with Nasdaq Listing Rule 5550(b) upon the filing of our periodic report for the period ended June 30, 2020, the Nasdaq Staff will provide written notification that our common stock will be delisted from Nasdaq; however, we may appeal such delisting determination to Nasdaq’s hearing panel.

On March 24, 2020, we were officially notified by Nasdaq that we did not comply with Listing Rule 5605 (the “Audit Committee Rule”), which requires that the audit committee of the Company’s board of directors include at least three independent directors. In accordance with Nasdaq’s Listing Rules, we were granted a cure period in order to regain compliance with the Audit Committee Rule by (i) the earlier of (x) our next annual stockholders’ meeting or (y) February 10, 2021 or (ii) if such annual stockholders’ meeting is held before August 10, 2020, then we were required to evidence compliance with the Audit Committee Rule no later than that date.

On April 24, 2020, the Company announced that it received written notification from Nasdaq that the Company regained compliance with Nasdaq’s minimum bid price requirement of at least $1.00 per share under Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The Company had previously been notified by Nasdaq on October 16, 2019, that the Company’s closing bid price per share had been below $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). According to the notification letter, the Company had 180 days to regain compliance by meeting or exceeding the minimum bid price for a period of at least 10 consecutive trading days, but the closing bid price of the Company’s common stock did not satisfy this requirement. On April 24, 2020, however, Nasdaq notified the Company that it has determined that the closing bid price of the Company’s common stock for the 10 consecutive business days from April 9, 2020 through April 23, 2020 had been at least $1 per share. Accordingly, the Company regained compliance with the minimum bid price requirement, and the matter is closed.

On June 24, 2020, the Company regained audit committee compliance, in resolution of the March 24, 2020 non-compliance notification described above.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

1.	Business and Viability of Operations, continued

Liquidity and management plans

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of June 30, 2020, the Company had cash and cash equivalents of $12.1 million, an accumulated deficit of approximately $193.8 million and reported net cash used in operations of $4,832,000 during the six months ended June 30, 2020. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has not generated significant revenues and has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its initial public offering (“IPO”) and proceeds from convertible notes. The Company also obtained a loan of $847,000, pursuant to the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, but the use of funds from such loan, by its terms, has been limited to making payroll payments to our employees and other permitted purposes relating to the operation of our business. See Note 4 – Borrowings – Payroll Protection Program Note Agreement. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (“Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all normal and recurring adjustments that, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of operations and cash flows. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

2.	Summary of Significant Accounting Policies, continued

The Company’s accounts receivables are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires partial payment in advance of shipping. As of June 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts. As of June 30, 2020, the Company had one customer accounting for 80% of accounts receivable. As of December 31, 2019, the Company had three customers accounting for 37%, 28% and 20% of accounts receivable. The Company had two customers accounting for 43% and 20% of its net revenue for the three months ended June 30, 2020. The Company had two customers accounting for 55% and 11% of its net revenue for the six months ended June 30, 2020. The Company had three customers accounting for 38%, 38% and 15% of its net revenue for the three months ended June 30, 2019. The Company had three customers accounting for 53%, 34% and 6% of its net revenue for the six months ended June 30, 2019.

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

COVID-19

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Although we have not experienced significant supply interruptions to date, certain of our third party manufacturers or suppliers have prioritized and allocated more resources and capacity to supply raw materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19. We have also restricted access to our facilities to personnel and third parties who perform critical activities that must be performed on-site and as a result, most of our personnel currently work remotely. Such remote working policies may negatively impact productivity and disrupt our business operations. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

2.	Summary of Significant Accounting Policies, continued

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

Warrants for Shares of Common Stock and Derivative Financial Instruments

Warrants for our shares of common stock and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as equity or liabilities. The Company assesses classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

The issuance of the convertible notes payable generated a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the BCF by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to shares of common stock, resulting in a discount on the convertible debt.

In an equity-classified freestanding financial instrument, as of the date that a down round feature is triggered, the Company measures the fair value of the instrument without the down round feature (that is, before the strike price is reduced) and the fair value of the financial instrument with a strike price that reflects the adjustment from the down round. The incremental difference in the fair value is recorded a deemed dividend. As the Company has an accumulated deficit, the deemed dividend is recorded as a reduction of additional paid-in capital in the unaudited condensed consolidated balance sheet. The Company increases the net loss available to common stockholders by the amount of the deemed dividend.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of June 30, 2020 or December 31, 2019.

(in thousands)
	June 30,	December 31,
	2020	2019
Contract liabilities	$(135)	$(451)
During the three and six months ended June 30, 2020 the Company recognized $150,000 and $436,000, respectively, of revenue that was included in the contract balances as of December 31, 2019.

Revenue by Geographic Area

In general, revenue disaggregated by geography (See Note 10) is aligned according to the nature and economic characteristics of our business and provides meaningful disaggregation of our results of operations. Since we operate in one segment, all financial segment and product line information can be found in the condensed consolidated financial statements.

Comprehensive Loss

Comprehensive loss includes all changes within stockholders’ equity that are not the result of transactions with stockholders. Accumulated other comprehensive loss includes the foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary and the final closure of the subsidiary.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other expense, net and were not material for the three and six months ended June 30, 2020 and 2019.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and six months ended June 30, 2020 were $3,000 and $16,000, respectively. Advertising costs for the three and six months ended June 30, 2019 were not material.

Reverse Stock Split

On March 31, 2020, the Company held a special meeting of its stockholders, at which its stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of common stock at a specific ratio within a range from one-for-four to one-for-twenty, and to grant authorization to the board of directors to determine, in its sole discretion, the specific ratio and timing of the reverse stock split. On April 9, 2020, a 1-for-20 reverse stock split was effected and the condensed consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the reverse stock split. The par value of the common stock and the Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) outstanding and its par value were not adjusted for the reverse stock split. The common stock began trading on a split-adjusted basis on that day under the new CUSIP number 86633R 203.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, convertible preferred stock, warrants for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities.

For the three and six months ended June 30, 2020, warrants to purchase 7,337,199 shares of common stock, 250,000 shares of convertible preferred stock and 46,929 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive. For the three and six months ended June 30, 2019, warrants to purchase 453,000 shares of common stock, 250,000 shares of preferred stock and 24,640 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Recently Issued and Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820)”. The FASB developed the amendments to Accounting Standards Codification 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years, with early adoption permitted. The Company adopted this guidance as of January 1, 2020 and the adoption did not have a significant impact on the condensed consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. As an emerging growth company, the Company is allowed to adopt the accounting pronouncement at the same time as non-public business entities. As a result, the Company will adopt the update for its fiscal year beginning after December 15, 2023. The Company is evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

3.	Balance Sheet Components

Inventories (in thousands):

	June 30,	December 31,
	2020	2019
Work in progress	$172	$301
Finished goods	2,543	2,365

Total inventories	$2,715	$2,666

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

3.	Balance Sheet Components, continued

Property and equipment, net (in thousands):

	June 30,	December 31,
	2020	2019
Machinery and equipment	$781	$771
Tooling	11	11
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	11	11
	907	897
Less: Accumulated depreciation and amortization	(842)	(813)

Property and equipment, net	$65	$84

Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $15,000 and $14,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $29,000 and $28,000, respectively.

Accrued liabilities (in thousands):

	June 30,	December 31,
	2020	2019
Accrued vacation	$309	$263
Customer advances	135	451
Accrued audit fees	123	140
Accrued compensation	40	38
Accrued rebate	-	204
Accrued other	48	50

Total accrued liabilities	$655	$1,146

4.	Borrowings

Funding Agreement

On January 23, 2020, we entered into a funding agreement, as amended (the “Funding Agreement”), which provided for the issuance to an unaffiliated accredited investor of a convertible promissory note in the principal amount of $111,100, reflecting a 10% original issue discount, 500 shares of our common stock and a five-year warrant exercisable for 7,936 shares of our common stock at an exercise price of $9.80 per share in consideration for $100,000, which was funded on January 24, 2020. Repayment of the convertible promissory note was due 45 days from execution of the Funding Agreement, or March 9, 2020, and the investor was granted a most favored nation right. On March 31, 2020, the outstanding debt owed to such investor pursuant to the Funding Agreement was fully repaid.

During the three and six months ended June 30, 2020, the Company recognized $0 and $20,000, respectively, of interest expense from amortization of debt discounts related to the Funding Agreement.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

4.	Borrowings, continued

Convertible Promissory Note

On March 30, 2020, the Company completed a private placement (the “March 2020 Private Placement”) of a senior secured convertible instrument (the “March 2020 Note”) and a warrant (the “March 2020 Warrant”) to purchase 227,679 shares of common stock at an exercise price of $6.40 per share, pursuant to which Maxim Group LLC (“Maxim”), acted as placement agent. The March 2020 Note and March 2020 Warrant were issued pursuant to a securities purchase agreement, entered into as of March 22, 2020 (the “March 2020 Purchase Agreement”) by and between the Company and an institutional investor. The March 2020 Private Placement resulted in gross proceeds of $1,700,000, before fees and other expenses associated with the transaction, including but not limited to, an $85,000 commitment fee payable to such investor. The net proceeds received by us in connection with the March 2020 Private Placement were used primarily for working capital, debt repayment and general corporate purposes. Additionally, the Company issue a warrant to Maxim to purchase up to an aggregate of 20,400 shares of common stock, subject to adjustment, as partial consideration for serving as placement agent in connection with the March 2020 Private Placement (the “March 2020 Maxim Warrant”).

The March 2020 Note ranked senior to the Company’s existing and future indebtedness and was secured to the extent and as provided in the security agreements entered into between the investor and each of the Company and its wholly-owned subsidiary, in connection with the March 2020 Private Placement. The March 2020 Note was convertible in whole or in part at the option of the Investor into shares of common stock at a conversion price equal to the lesser of (a) 90% of the average of the five lowest daily VWAPs during the previous twenty trading days prior to delivery to the Company of such investor’s applicable notice of conversion and (b) $6.40, subject to certain adjustments, at any time following the earlier of (i) 60 days from execution of the March 2020 Purchase Agreement and (ii) the date on which a registration statement covering the shares of common stock underlying each of the March 2020 Note and the related warrant is declared effective by the U.S. Securities and Exchange Commission (the “SEC”); however, if the Company entered into an underwriting agreement within 45 days of the date on which the March 2020 Note was issued in connection with an underwritten offering that closes within 45 days of the execution of the Purchase Agreement, such investor may not convert the March 2020 Note prior to the 61st day after the date on which such underwriting agreement was executed.

The March 2020 Note contained full ratchet anti-dilution protection, subject to certain price limitations required by the rules and regulations of Nasdaq and certain exceptions, upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of stock dividends, stock splits, combinations or similar events. Additionally, upon three days’ written notice to the holder after receipt of a notice of conversion, in lieu of delivering shares of common stock upon a conversion, the Company had the right to pay the investor, in cash, an amount equal to 103% of the portion of the outstanding principal amount stated in such notice of conversion. Further, at the investor’s option, the March 2020 Note was convertible into shares of common stock or redeemable for 103% of the portion of the outstanding principal amount to be converted in the event that any transaction causes the conversion price to be lower than as required by Nasdaq rules and regulations. Subject to certain exceptions, commencing on the Conversion Trigger Date (as such term is defined in the March 2020 Note) and for a nine-month period after such date, the investor could convert only up to an aggregate of $102,000 in outstanding principal amount during any calendar month.

At any time after issuance of the March 2020 Note, the Company could repay all (but not less than all) of the outstanding principal amount of the March 2020 Note upon ten days’ written notice to the investor. If the Company exercised its right to prepay the March 2020 Note, the investor had the right, upon five days written notice to the Company after receipt of the notice of prepayment, to convert up to 33% of the principal amount of the March 2020 Note at the applicable conversion price. The investor also had the right to require the Company to repay 105% of the outstanding principal amount of the March 2020 Note in the event of a Change of Control (as defined in the March 2020 Purchase Agreement).

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

4.	Borrowings, continued

At any time after the closing date of the March 2020 Private Placement, in the event that the Company issued or sold any shares of common stock or common stock equivalents (as defined in the March 2020 Note), subject to certain exceptions, at an effective price lower than the conversion price then in effect or without consideration, then the conversion price would be reduced to the price per share paid for such shares of common stock or common stock equivalents.

In connection with the March 2020 Note, the Company issued the March 2020 Warrant to the investor and the March 2020 Maxim Warrant to Maxim, respectively (see Note 6 – Convertible Preferred Stock and Stockholders’ Equity for fair value computation). The sum of the fair value of the March 2020 Warrant and the March 2020 Maxim Warrant, and the original issue discount for interest and issuance costs for the March 2020 Note were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. When the March 2020 Note was paid off (see paragraph below), all remaining debt discounts were recognized as interest expense in the condensed consolidated statement of operations. As a result of two adjustments in the initial conversion price, the Company modified the warrant agreements and recorded a deemed dividend of $134,000 during the six months ended June 30, 2020 (See Note 6 – Convertible Preferred Stock and Stockholders’ Equity.)

The March 2020 Note contained several embedded conversion features. The Company determined that there was no significant value to the embedded conversion features as the underlying events to trigger the conversion features were not likely to occur. The Company did not record any embedded conversion liability related to the March 2020 Note.

On April 29, 2020, the outstanding debt of $2,040,000, owed to the Investor pursuant to the March 2020 Note, was fully repaid. During the three and six months ended June 30, 2020, the Company recognized $1,352,000 and $1,389,000 of interest expense from the amortization of debt discounts as a result of the passage of time and the payoff of the March 2020 Note.

Payroll Protection Program Note Agreement

On May 3, 2020, we received a loan (the “PPP Loan”) from Wells Fargo Bank, National Association in the aggregate amount of $847,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. The PPP Loan was funded on May 7, 2020. The PPP Loan, which is in the form of a PPP promissory note and agreement, dated May 3, 2020 (the “PPP Note Agreement”), matures on May 3, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 1, 2020. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. We intend to use the PPP Loan amount for payroll costs, costs used to continue group health care benefits, rent, and utilities. Under the terms of the PPP Note Agreement, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses, as described in the PPP Note Agreement.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

5.	Fair Value Measurements, continued

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy, are as follows:

(in thousands)	June 30, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387

(in thousands)	December 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$24

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2020 or June 30, 2019.

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019:

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning balance	$5	$103	$24	$210
Additions	-	-		4
Change in fair value	(5)	(64)	(24)	(175)

Ending balance	$-	$39	$-	$39

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

5.	Fair Value Measurements, continued

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of June 30, 2020 and December 31, 2019 is as follows:

	As of
	June 30, 2020	December 31, 2019
Common Stock Price	$2.15	$12.20
Term (Years)	2.76	3.26
Volatility	67%	62%
Risk-free rate of interest	0.18%	1.62%
Dividend Yield	0.0%	0.0%

Derivative Liability

The following table includes a summary of changes in fair value of the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019:

	For The Three Months Ended		For The Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning balance	$387	$-	$387	$-
Additions	-	216	-	216
Change in fair value	-	171	-	171
Ending balance	$387	$387	$387	$387

As of June 30, 2020, the Company measured the fair value of the derivative by estimating the fair value of the Series A Preferred Stock as if conversion occurred on June 30, 2020. The Company calculated value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days and the specified floor price of $30.00. There was no change in the fair value of the derivative liability for the six months ended June 30, 2020 because the volume weighted average price of the common stock was below the specified floor price.

6.	Convertible Preferred Stock and Stockholders’ Equity

Series A 8% Senior Convertible Preferred Stock

On April 18, 2019, we entered into a Securities Purchase Agreement, dated as of April 18, 2019, with Lisa Walsh (the “Preferred SPA”), pursuant to which we issued 250,000 shares of our Series A Preferred Stock to Ms. Walsh, which shares have a stated value of $4.00, grant holders the same voting rights as holders of our shares of common stock, and are convertible into shares of our common stock at price of $80.00 per share, subject to a floor price of $30.00 and to adjustment under our Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock, in consideration for $1,000,000 (the “Initial Tranche”). The Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5 million. In connection with the Initial Tranche, the Company also issued to Ms. Walsh a warrant to purchase 12,756 shares of our common stock.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity

The authorized, issued and outstanding shares of Series A Preferred Stock and liquidation preferences as of June 30, 2020, were as follows:

		Number	Proceeds
	Number	of Shares	Net of	Conversion
	of Shares	Issued and	Issuance	Price per	Liquidation
	Authorized	Outstanding	Costs	Share	Preference
Series A 8 % Senior Convertible Preferred Stock	1,250,000	250,000	$920,000	$80.00	$1,096,000

The Series A Preferred Stock rights, privileges and preferences are as follows:

Dividends — The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share of 8% per annum, payable on conversion. The form of the dividend payment on the Series A Preferred Stock will be determined based on the legal availability of funds for the payment and the satisfaction of the Equity Conditions (as defined in the Certificate of Designations) for the 5 consecutive trading days immediately prior to the payment date. The form of the payment, depending on the priority, may be made in cash or shares of common stock at the Company’s option. If funds are not available and the Equity Conditions have not been met, the dividends will accrue to the next payment date or accrete to the stated value. The Company accrued dividends of $20,000 and $40,000 for the three and six months ended June 30, 2020, respectively.

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

Conversion — Each share of Series A Preferred Stock is convertible at the option of the holder into the number of shares of common stock (subject to adjustment for certain events, including dilutive issuances, stock splits, and reclassifications) determined by multiplying such number by the ratio of the stated value ($4.00) by a conversion price, which price was originally equal to $4.00 (the “Fixed Conversion Price”) and has been adjusted to $80.00 in connection with the 1-for-20 reverse stock split (see Note 2 – Summary of Significant Accounting Policies). However, if the closing price of the common stock is less than the Fixed Conversion Price, then the Fixed Conversion Price may be reduced to equal 95% of the lowest volume weighted average price of the common stock for the previous 10 trading days, which price shall not be less than $30.00. Notwithstanding the foregoing, unless the Company obtains stockholder approval pursuant to the rules and regulations of The NASDAQ Capital Market, the Company cannot issue shares of common stock upon conversion of the Series A Preferred Stock in the event that such issuance exceeds 19.99% of the issued and outstanding shares of the Company’s common stock as of April 18, 2019 or if such conversion is considered a “change of control” under NASDAQ rules and regulations.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

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

For the three and six months ended June 30, 2020,0 and 353 shares of restricted stock were released with an intrinsic value of approximately $0 and $2,000, respectively. As of June 30, 2020, there were 705 shares of restricted stock remaining under the January 2018 Restricted Stock Grant to be released to a terminated employee in two equal tranches over the next 8 months.

On January 4, 2019, the Company awarded 20,000 deferred shares to Michael Howse, a member of the Company’s board of directors, in connection with a Deferred Shares Agreement under the LTIP. The shares vest immediately prior to a significant change in ownership, defined as a Fundamental Transaction in the agreement. In light of this performance vesting condition, the Company has not recorded any stock compensation expense for the issuance of these shares during the three and six months ended June 30, 2020 and 2019, respectively.

On September 9, 2019, the Company issued 7,500 shares of restricted common stock to George Oliva, the Company’s new Chief Financial Officer, as an inducement grant. Such shares were issued outside the Company’s LTIP. The Company will record stock compensation expense over the four-year vest period.

A summary of activity related to restricted stock awards for the six months ended June 30, 2020 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2020	47,146	$19.56
Granted	4,000	$6.07
Vested	(1,167)	$26.60
Forfeited	(3,050)	$19.00
Non-vested as of June 30, 2020	46,929	$18.28

As of June 30, 2020, the unamortized compensation costs related to the unvested restricted stock awards was approximately $648,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years.

February 2020 Private Placement

On February 28, 2020, the Company completed a private placement (the “February 2020 Private Placement”) of 91,062 units (the “Units”), each unit consisting of (i) one (1) share of common stock and (ii) a warrant to purchase 0.50 of a share of common stock (the “February 2020 Warrants”), at a price per Unit of $9.17. The Units were issued pursuant to a Unit Purchase Agreement, dated February 4, 2020, and a subscription agreement, dated February 28, 2020 by and among the Company and the purchasers’ signatory thereto. In connection with the February 2020 Private Placement, we paid Alexander Capital, L.P. (“Alexander”) cash fees of $83,000 and issued to Alexander a warrant to purchase 4,553 shares of common stock (the “February 2020 Alexander Warrant”). Such warrant is exercisable at a per share price of $8.80 and is exercisable at any time during the five-year period commencing on the date of issuance. The February 2020 Private Placement, which was priced above market, resulted in gross proceeds of $835,000 before fees and other expenses associated with the transaction. We used the net proceeds of approximately $725,000 from the offering for working capital purposes and increasing stockholders’ equity in order to comply with Nasdaq Listing Rule 5550(b) and for general corporate purposes.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

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

The grant date fair value of February 2020 Warrants was $103,000, which was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $6.00; expected dividend yield of 0.0%; expected volatility of 59.0%; risk-free interest rate of 0.89% and expected life of 5 years.

The fair value of the February 2020 Alexander Warrant at issuance was $11,000. The fair value of such warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $6.00, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 0.89% and expected life of 5 years. The fair value was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet.

Equity Transactions in the three months ended June 30, 2020

On April 23, 2020, the Company closed an underwritten public offering of 1,525,000 shares of its common stock, pre-funded common stock purchase warrants to purchase up to an aggregate of 475,000 shares of common stock, and common stock purchase warrants to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock (the “April 2020 Public Offering”). Each share of common stock or pre-funded common stock purchase warrant was sold together with one common stock purchase warrant to purchase one share of common stock at a combined price to the public of $3.25 per share and common stock purchase warrant (or $3.24 per pre-funded common stock purchase warrant and common stock purchase warrant). Gross proceeds before deducting underwriting discounts, commissions and other offering expenses were approximately $6.5 million. In addition, the Company granted to Maxim a 45-day option to purchase up to an additional 300,000 shares of common stock and/or common stock purchase warrants to purchase up to an aggregate of 300,000 shares of common stock, at the public offering price, less discounts and commissions, of which Maxim has partially exercised its option to purchase additional common stock purchase warrants to purchase up to an aggregate of 229,100 shares of common stock. Each common stock purchase warrant is immediately exercisable for one share of common stock at an exercise price of $3.25 per share and will expire five years from issuance. The Company also issued a warrant to Maxim to purchase up to 100,000 shares of common stock in connection with the April 2020 Public Offering (the “April 2020 Maxim Warrant”). Such warrant has an exercise price of $3.90 per share and is fully vested but not exercisable until October 18, 2020.

On May 14, 2020, we entered into a settlement agreement with Alexander (the “Alexander Settlement Agreement”), pursuant to which, in consideration for Alexander releasing us from all claims against us arising out of that certain engagement agreement, dated February 6, 2020, that we entered into with Alexander (the “Alexander Engagement Agreement”), other than indemnification for certain third-party claims, we agreed to (i) pay Alexander a one-time cash payment of $125,000 and (ii) issue to Alexander 50,000 shares of our common stock (the “Alexander Settlement Shares”) which had a value of approximately $111,000. We also released Alexander from the same type of claims against Alexander, other than indemnification for certain third-party claims. In connection with the Alexander Settlement Agreement, on May 14, 2020, we also entered into a leak-out agreement with Alexander (the “Alexander Leak-Out Agreement”), pursuant to which Alexander shall not dispose of more than 5,000 shares of common stock in any trading day, commencing on the date of such agreement and ending on the date on which Alexander no longer holds any Alexander Settlement Shares.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

On May 18, 2020, we registered for resale, pursuant to a prospectus supplement to our shelf registration statement, an aggregate of 60,250 shares of common stock, 50,000 of which shares were the Alexander Settlement Shares, and the remaining 10,250 of such shares which were issued to one of the Company’s vendors pursuant to the Settlement Letter, dated May 12, 2020, by and between us and such vendor.

On June 4, 2020, we entered into a securities purchase agreement (the “June 4th Purchase Agreement”) with several accredited investors providing for the issuance of (i) 2,275,000 shares of the Company’s common stock and (ii) warrants, with a term of 5.5 years, to purchase an aggregate of up to 2,275,000 shares of common stock at an exercise price of $2.55 per share, subject to customary adjustments thereunder, which warrants were immediately exercisable upon issuance and on a cashless basis if such warrants have not been registered on or before six months after the date of issuance. Pursuant to the June 4th Purchase Agreement, the investors purchased all of the securities sold thereby for an aggregate purchase price of $5,801,000. Pursuant to the June 4th Purchase Agreement, an aggregate of 2,275,000 shares of common stock were issued to the investors in a registered direct offering pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3, which was declared effective on September 6, 2019. The Company filed the prospectus supplement on June 5, 2020. Maxim acted as the placement agent. The warrants were issued to the investors in a concurrent private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Company paid Maxim a fee of approximately $464,000, which was equal to 8% of the aggregate purchase price paid by investors placed by Maxim and certain expenses. The June 4th Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto. The offering of the securities pursuant to the June 4th Purchase Agreement was closed on June 8, 2020. The Company will use the net proceeds from this Offering for working capital, capital expenditures, product development, and other general corporate purposes, including investments in sales and marketing in the United States and internationally.

On June 9, 2020, we entered into a securities purchase agreement (the “June 9th Purchase Agreement”) with several accredited investors providing for the issuance of (i) 2,040,000 shares of the Company’s common stock and (ii) warrants, with a term of 5.5 years, to purchase an aggregate of up to 2,040,000 shares of common stock at an exercise price of $2.61 per share, subject to customary adjustments thereunder, which warrants were immediately exercisable upon issuance and on a cashless basis if the Warrants have not been registered on or before six months after the date of issuance. Pursuant to the June 9th Purchase Agreement, the investors purchased all of the securities sold thereby for an aggregate purchase price of $5,324,000. Pursuant to the June 9th Purchase Agreement, an aggregate of 2,040,000 shares of common stock were issued to the investors in a registered direct offering, pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3, which was declared effective on September 6, 2019. The Company filed the prospectus supplement on June 10, 2020. Maxim acted as the placement agent. The warrants were issued to the investors in a concurrent private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Company paid Maxim a fee of approximately $426,000, which was equal to 8% of the aggregate purchase price paid by investors placed by Maxim and certain expenses. The June 9th Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto. The offering of the securities pursuant to the June 9th Purchase Agreement was closed on June 11, 2020. The Company will use the net proceeds from this Offering for working capital, capital expenditures, product development, and other general corporate purposes, including investments in sales and marketing in the United States and internationally.

Warrants for Shares of Common Stock

The Company has issued warrants to purchase shares of common stock to employees and consultants as compensation for services rendered, as well as in conjunction with the purchase of shares of common stock in equity and debt transactions.

During the three months ended June 30, 2020, as described in more detail just below, the Company issued the following warrants on the dates as noted below.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

In connection with the March 2020 Note, the Company issued the March 2020 Note to the investor and the March 2020 Maxim Warrant to Maxim to purchase shares of common stock of 227,679 and 20,400, respectively (see Note 4 – Borrowings) at an exercise price of $6.40. The grant date fair value of such warrants was $625,000, which was recorded as debt discount with the offset recorded to additional paid-in capital on the condensed consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $5.40; expected dividend yield of 0.0%; expected volatility of 61.0%; risk-free interest rate of 0.38% and expected life of 5 years.

Such warrant issued to the investor contained an adjustment provision such that if the Company issues or sells any shares of common stock or common stock equivalents (as defined in the March 2020 Note), subject to certain exceptions, at an effective price lower than the conversion price, then in effect, the conversion price shall be reduced to the price per share paid for such shares of common stock or common stock equivalents. The common stock and common stock equivalents issued by the Company in the April 2020 Public Offering were issued at price per share of $3.25, which was lower than the conversion price then in effect. Additionally, the Alexander Settlement Shares, issued to Alexander under the Alexander Settlement Agreement, on May 14, 2020, were issued at a price per share which was lower than the conversion price then in effect. The Company modified the exercise price of the March 2020 Warrant as a result of each of these transactions and calculated the incremental fair value related to these modifications. The resulting deemed dividend from these down round adjustments was $134,000, and this is included as an offset to additional paid-in capital in the accompanying condensed consolidated balance sheets.

Concurrent with the April 2020 Public Offering, the Company issued prefunded warrants of $475,000 at an exercise price of $0.01 per share. These warrants were exercised immediately upon the closing of the transactions for proceeds of $4,750 and the investors received 475,000 shares of common stock.

Additionally, as a result of the April 2020 Public Offering, the Company issued warrants to purchase shares of common stock to the common stock investors, prefunded warrants investors, and Maxim of 1,525,000, 475,000 and 291,000, respectively. The warrants have an exercise price of $3.25 per share and are fully vested. The grant date fair value of those warrants was $2,606,000, which was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $2.50; expected dividend yield of 0.0%; expected volatility of 64.0%; risk-free interest rate of 0.37% and expected life of 5 years.

The Company also issued the April 2020 Maxim Warrant to purchase up to 100,000 shares of common stock to Maxim in connection with the April 2020 Public Offering. Such warrant has an exercise price of $3.90 per share and is fully vested but not exercisable until October 18, 2020. The fair value of such warrant at issuance was $106,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $2.50, expected dividend yield 0%, expected volatility 64%, risk-free interest rate 0.37% and expected life of 5 years. The fair value was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet.

In connection with the offering pursuant to the June 4th Purchase Agreement, the Company issued the June 4th Warrants to the investors to purchase up to an aggregate of 2,275,000 shares of common stock. Such warrants have an exercise price of $2.55 per share and are fully vested. The grant date fair value of those warrants was $3,153,000, which was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $2.52; expected dividend yield of 0.0%; expected volatility of 64.0%; risk-free interest rate of 0.45% and expected life of 5.5 years.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

In connection with the offering pursuant to the June 8th Purchase Agreement, the Company issued the June 8th Warrants to the investors to purchase up to an aggregate of 2,040,000 shares of common stock. Such warrants have an exercise price of $2.61 per share and are fully vested. The grant date fair value of those warrants was $2,375,000, which was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $2.25; expected dividend yield of 0.0%; expected volatility of 64.0%; risk-free interest rate of 0.32% and expected life of 5.5 years.

Information regarding warrants for common stock outstanding and exercisable as of June 30, 2020 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	June 30, 2020	Life (years)	June 30, 2020
$2.32 - $3.90	6,861,779	5.35	6,761,779
$6.40 - $9.80	78,423	4.67	58,023
$15.80 - $17.50	93,562	2.27	89,812
$24.80 - $99.00	230,571	1.50	230,571
$108 - $207.00	72,864	2.10	72,864
$35.82	7,337,199	5.06	7,213,049

Warrants exercisable as of June 30, 2020 excludes warrants to purchase 3,750 shares of common stock issued to Alexander, which are fully vested, but are exercisable after October 16, 2020, and 120,400 shares of common stock issued to Maxim, which are fully vested, but are exercisable in the amounts of 20,400 and 100,000 shares, after September 19, 2020 and October 18, 2020, respectively. Additionally, warrants to purchase 20,722 shares of common stock which are shown above with a price of $15.80 are Pre-Funded Warrants under which the holder must only pay $0.20 per share to complete the exercise.

7.	Income Taxes

The Company recorded a provision for income taxes of $3,000 for the six months ended June 30, 2020 and $7,000 for the six months ended June 30, 2019. The provision for income taxes recorded for the six months ended June 30, 2019 was primarily due to state income tax expense.

The Company’s effective tax rate was (0.05)% for the six months ended June 30, 2020 and was (0.13)% for the six months ended June 30, 2019. The difference between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2020 and 2019 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of June 30, 2020 and December 31, 2019, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the six months ended June 30, 2020 and 2019 was calculated on a jurisdiction basis.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

7.	Income Taxes, continued

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the CARES Act and determined there was no effect on its provision for the current period and will continue to evaluate the impact, if any, the CARES Act may have on the Company’s condensed consolidated financial statements and disclosures.

8.	Commitments and Contingencies

Operating Leases

The Company rents its Beaverton, Oregon office under an operating lease, which was set to expire in October 2018. In July 2018, the Company extended its lease through October 31, 2020. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expense. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended June 30, 2020 and 2019 was $86,000 and $99,000, respectively. Rent expense for the six months ended June 30, 2020 and 2019 was $201,000 and $189,000, respectively. Future annual minimum lease payments under the non-cancelable operating lease as of June 30, 2020 is $121,000 for the year ending December 31, 2020.

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

On April 3, 2020, we received a letter (the “April 3rd Alexander Counsel Letter”) from counsel for Alexander alleging that we were in apparent breach of the Alexander Engagement Agreement, which appointed Alexander as our exclusive placement agent and financial advisor, due to our consummation of the March 2020 Private Placement, in which Maxim acted as placement agent. Such letter also claimed that due to such alleged breach, and in accordance with the terms of the Alexander Engagement Agreement, we owed Alexander an aggregate of $170,000 and warrants to purchase up to 22,768 shares of common stock in connection with the March 2020 Private Placement. The April 3rd Alexander Counsel Letter further stated that Alexander would be willing to forego any claim to the issuance of warrants to it and to settle the dispute in consideration of our payment of $170,000 (the “Alexander Settlement Offer”).

By letter dated April 7, 2020, we responded to the April 3rd Alexander Counsel Letter and disputed Alexander’s claims. On April 10, 2020, we received a second letter (the “April 10th Alexander Counsel Letter”), from Alexander’s counsel, responding to our April 7th letter and which disputed all of our arguments relating to the termination of the Alexander Engagement Agreement; (ii) appeared to withdraw the Alexander Settlement Offer; and (iii) referred to the engagement of Maxim as underwriter in connection with the April 2020 Public Offering, claimed that such engagement is a further breach of the Alexander Engagement Agreement and states that Alexander believes that it would be entitled to seek further damages for breach. Additionally, there was language in the April 10th Alexander Counsel Letter stating that if we had engaged Maxim prior to closing a financing on February 28, 2020 in which Alexander was placement agent, without disclosing our prior engagement of Maxim to investors in that financing, that this would raise additional issues. Finally, Alexander demanded that we cease the April 2020 Public Offering immediately and that if we proceeded with such offering, it would seek to be compensated as if it had acted as underwriter in such offering. On April 16, 2020, we received a third letter from Alexander’s counsel that Alexander intended to file an action in connection with such claims.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

8.	Commitments and Contingencies, continued

On May 14, 2020, we entered into the Alexander Settlement Agreement. See Note 1 – Business and Viability of Operations - for a description of the Alexander Settlement.

Upon signing the Alexander Settlement Agreement, the Company recorded a charge of $236,000 to general and administrative expense in the six months ended in June 30, 2020.

The Company’s management does not believe that any such matters, individually or in the aggregate, will have a materially adverse effect on the Company’s condensed consolidated financial statements.

9.	Related Parties

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander, an investment banking firm based in New York. Mr. Gazdak has been a member of the board of directors since June 2015. Alexander has acted as the lead investment bank in a number of the Company’s private financings and as an underwriter for the Company’s IPO. As of June 30, 2020 and December 31, 2019, Mr. Gazdak owned less than 1% of the outstanding shares of the Company’s common stock.

On October 7, 2019, Mr. Gazdak entered into a Warrant Amendment Agreement with the Company. Mr. Gazdak exercised original warrants for a total of 157 shares of common stock and the Company received proceeds of $2,510. On November 6, 2019, Mr. Gazdak entered into a Settlement Agreement with the Company, pursuant to which the Company issued Mr. Gazdak 23 additional shares of common stock. In connection with the Company’s entry in the Warrant Amendment Agreements, Alexander was paid a cash fee of $51,374.

On April 4, 2019, the Company signed another engagement letter with Alexander, pursuant to which Alexander earned a fee of $80,000, in connection with the Company’s issuance of the initial tranche of the Series A Preferred Stock, and the Company agreed to issue Alexander a warrant to purchase 2,041 shares of common stock. Such warrant is exercisable at a per share price of $43.60 and is exercisable at any time during the five-year period commencing 180 days from the effective date of the issuance of such common stock, which period shall not exceed five years from such effective date.

On April 17, 2019, the Company entered into an underwriting agreement with Alexander in connection with an offering by the Company of 203,787 shares of common stock, pursuant to which Alexander was paid cash fees of $406,554 as well as a non-accountable expense allowance of $54,207 and reimbursements of $100,000 and pursuant to which the Company issued to Alexander a warrant to purchase up to 6,114 shares of common stock. Such warrant is exercisable at a per share price of $33.20 and is exercisable at any time during the five-year period commencing 180 days from the effective date of the issuance of such common stock, which period shall not exceed five years from such effective date.

On October 16, 2019, the Company entered into another underwriting agreement with Alexander, in connection with an offering by the Company of up to an aggregate of 125,000 shares of common stock, pursuant to which Alexander was paid cash fees of $131,250 as well as a non-accountable expense allowance of $17,500 and reimbursements of $43,750 and pursuant to which the Company issued a warrant to Alexander to purchase up to 3,750 shares of common stock. Such warrant is exercisable at a per share price of $17.50 and is exercisable at any time during the five-year period commencing one year from the effective date of the issuance of such stock, which period shall not exceed five years from such effective date.

On February 6, 2020, the Company entered into another placement agency agreement with Alexander Capital, in connection with an offering by the Company of up to an aggregate of $835,000 of the Company’s securities, pursuant to which Alexander was paid cash fees of $83,000 and pursuant to which the Company issued to Alexander a warrant to purchase up to 4,553 shares of common stock. Such warrant is exercisable at a per share price of $8.80 and is exercisable at any time during the five-year period commencing on the date of issuance.

The Company also entered into the Alexander Settlement Agreement with Alexander on May 14, 2020.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

9.	Related Parties, continued

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

Pursuant to Warrant Amendment Agreements that were entered into with each of the Medalist Funds, with respect to the Series F Warrants and Series G Warrants, if the exercise of an original warrant at the Reduced Exercise Price (as such term is defined in the Warrant Amendment Agreements) would cause each of the Medalist Funds to exceed the Beneficial Ownership Limitation, in lieu of receiving such number of shares of common stock in excess of the Beneficial Ownership Limitation, the Company will only issue such number of shares of common stock to each of the Medalist Funds as would not cause each of the Medalist Funds to exceed the maximum number of shares of common stock permitted under the Beneficial Ownership Limitation, and each of the Medalist Funds shall be issued, at an exercise price equal to the Reduced Exercise Price less $15.80 per share, pre-funded common stock purchase warrants covering such number of shares of common stock as would otherwise have been in excess of the Beneficial Ownership Limitation. In connection with such exercises, the Medalist Funds were issued pre-funded common stock purchase warrants to purchase an aggregate of 20,719 shares of common stock. The Company received aggregate gross proceeds of approximately $327,000 in connection with the purchase of such pre-funded common stock purchase warrants.

On November 4, 2019, the Company entered into a Settlement Agreement with the Medalist Funds, pursuant to which the Company agreed to pay the Medalist Funds an aggregate of $47,223, in cash, in order to compensate the Medalist Funds for the difference between the Amended Exercise Price (as such term is defined in such Settlement Agreement) and the lower priced shares of common stock that were offered to investors in connection with the Company’s October 2019 registered direct offering pursuant to which it issued 125,000 shares of common stock to certain institutional investors at an offering price of $14.00 per share. In addition, pursuant to such Settlement Agreement, the Company and the Medalist Funds agreed to extend the date by which the Company would file a registration statement on Form S-3 to register all of the Resale Shares from November 4, 2019 to November 18, 2019.

On February 6, 2020, Mr. Herr notified the Company of his decision to resign from the Company’s board of directors effective February 10, 2020. Mr. Herr resigned to focus on managing the Medalist Funds and not due to any disagreement between the Company and Mr. Herr, or any matter related to the Company’s operations, policies or practices. As of June 30, 2020 the Medalist Funds owned less than 5% of the outstanding shares of the Company’s common stock. As of December 31, 2019, the Medalist Funds owned 8.3% of the outstanding shares of the Company’s common stock.

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

For the three and six months ended June 30, 2020 and 2019, Hansong Technology purchased modules from the Company of approximately $18,000 and $3,000, respectively, and made payments to the Company of approximately $1,000 and $6,000, respectively. For the three months ended June 30, 2020 and 2019, Hansong Technology sold speaker products to the Company of approximately $29,000 and $4,000, respectively, and the Company made payments to Hansong Technology of approximately $0 and $4,000, respectively. For the six months ended June 30, 2020 and 2019, Hansong Technology sold speaker products to the Company of approximately $29,000 and $36,000, respectively, and the Company made payments to Hansong Technology of approximately $0 and $4,000, respectively. As of June 30, 2020 and December 31, 2019, Mr. Kristensen and affiliates owned less than 1.0% of the outstanding shares of the Company’s common stock.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

(unaudited)

10.	Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and six months ended June 30, 2020 and 2019 was as follows:

(in thousands)	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2109
United States	$34	$-	$72	$3
Europe	45	138	69	287
Asia Pacific	269	214	618	527
Total	$348	$352	$759	$817

Substantially all of our long-lived assets are located in the United States.

11.	Subsequent Events

Adoption of 2020 Stock Incentive Plan

On July 27, 2020, the board of directors adopted the Company’s 2020 Stock Incentive Plan (the “2020 Plan”) and the reservation of an aggregate of 650,000 shares of the Company’s common stock authorized for issuance under the 2020 Plan, the adoption of which remains subject to stockholder approval. The 2020 Plan authorizes the grant of equity-based compensation to the Company’s senior managers, employees, directors, consultants, professionals and service providers in the form of stock options, restricted stock and restricted stock units. On July 27, 2020, the Company also granted, subject to stockholder approval, an aggregate of 614,824 restricted stock units to senior managers, employees, directors, consultants. Each of the awards are scheduled to vest on the first, second, and third anniversaries of August 15, 2020, so long as such award recipient remains in service of the Company on each such anniversary. Each restricted stock unit represents the right to receive one share of the Company’s common stock under the 2020 Plan. Notwithstanding the grants of such awards, the 2020 Plan will terminate if the Company does not obtain stockholder approval on or before July 27, 2021, and shares of common stock may not be issued pursuant to restricted stock units until the Company’s stockholders approve the 2020 Plan and such awards granted. If stockholder approval of the 2020 Plan is not obtained within such period, such restricted stock units will automatically expire and terminate.

Acceleration of Vesting of Restricted Stock

In addition, on July 27, 2020, the Company fully accelerated the vesting terms of 39,429 outstanding shares of restricted common stock that had been previously awarded under the LTIP and 7,500 outstanding shares of restricted common stock that had been previously awarded outside the LTIP to Mr. Oliva as an inducement grant, such that all such stock awards are considered fully vested as of July 27, 2020. The Company will pay all taxes imposed on the holders of such awards in connection with the acceleration of such vesting terms.

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

Overview

We were formed as Summit Semiconductor, LLC, a Delaware limited liability company, on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017, at which time we changed our name to Summit Semiconductor, Inc. Effective as of September 11, 2018, we changed our name to Summit Wireless Technologies, Inc. We run our operations through Summit Wireless Technologies, Inc., as well as through our wholly-owned subsidiary, WiSA, LLC, a Delaware limited liability company. The address of our corporate headquarters is 6840 Via Del Oro, Ste. 280, San Jose, CA 95119. Our website address is www.summitwireless.com. The information contained in or accessible through our website is not part of this report and is intended for informational purposes only.

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

On February 28, 2020, we completed a private placement (the “February 2020 Private Placement”) of 91,062 units, each unit consisting of (i) one (1) share of common stock and (ii) a warrant to purchase 0.50 of a share of common stock, at a price per unit of $9.17. The units were issued pursuant to a Unit Purchase Agreement, dated February 4, 2020, and a subscription agreement, dated February 28, 2020 by and among us and the purchasers signatory thereto. In connection with the February 2020 Private Placement, we paid Alexander Capital, L.P. (“Alexander”) cash fees of $83,000 and issued to Alexander a warrant to purchase 4,553 shares of common stock. Such warrant is exercisable at a per share price of $8.80 and is exercisable at any time during the five-year period commencing on the date of issuance. The February 2020 Private Placement, which was priced above market, resulted in gross proceeds of $835,000 before fees and other expenses associated with the transaction. We used the net proceeds of approximately $725,000 from the offering for working capital purposes and increasing stockholders’ equity in order to comply with Nasdaq Listing Rule 5550(b) and for general corporate purposes. The warrants issued to the investors are exercisable to purchase up to an aggregate of 45,534 shares of common stock commencing on the date of issuance at an exercise price of $9.80 per share, subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. Such warrants are exercisable immediately and will expire on the close of business on February 28, 2025. The exercise of such warrants are subject to beneficial ownership limitations such that each holder of a warrant may exercise it to the extent that such exercise would result in such holder being the beneficial owner in excess of 4.99% (or, upon election of such holder, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to us, provided that any increase in such limitation will not be effective until 61 days following notice to us.

On March 30, 2020, we completed a private placement (the “March 2020 Private Placement”) of a senior secured convertible promissory note and a warrant to purchase 227,679 shares of common stock at an exercise price of $6.40 per share, pursuant to which Maxim Group LLC (“Maxim”) acted as placement agent. Such note and warrant were issued pursuant to a securities purchase agreement, entered into as of March 22, 2020 (the “March 2020 Purchase Agreement”) by and between us and an institutional. The March 2020 Private Placement resulted in gross proceeds of $1,700,000, before fees and other expenses associated with the transaction, including but not limited to, an $85,000 commitment fee payable to the investor. The net proceeds received by us in connection with the March 2020 Private Placement were used primarily for working capital, debt repayment and general corporate purposes. Additionally, we agreed to issue to Maxim a warrant to purchase up to an aggregate of 20,400 shares of common stock, subject to adjustment, as partial consideration for serving as placement agent in connection with the March 2020 Private Placement. On April 29, 2020, the outstanding debt of $2,040,000, owed to the investor pursuant to the note, was fully repaid.

On April 23, 2020, the Company announced that it closed an underwritten public offering of 1,525,000 shares of its common stock, pre-funded common stock purchase warrants to purchase up to an aggregate of 475,000 shares of common stock, and common stock purchase warrants to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock. Each share of common stock or pre-funded common stock purchase warrant was sold together with one common stock purchase warrant to purchase one share of common stock at a combined price to the public of $3.25 per share and common stock purchase warrant (or $3.24 per pre-funded common stock purchase warrant and common stock purchase warrant). Gross proceeds before deducting underwriting discounts, commissions and other offering expenses were approximately $6.5 million. In addition, the Company granted to Maxim a 45-day option to purchase up to an additional 300,000 shares of common stock and/or common stock purchase warrants to purchase up to an aggregate of 300,000 shares of common stock, at the public offering price, less discounts and commissions, of which Maxim partially exercised its option to purchase additional common stock purchase warrants to purchase up to an aggregate of 229,100 shares of common stock. Each common stock purchase warrant is immediately exercisable for one share of common stock at an exercise price of $3.25 per share and will expire five years from issuance.

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

On May 3, 2020, we received a loan (the “PPP Loan”) from Wells Fargo Bank, National Association in the aggregate amount of $847,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. The PPP Loan was funded on May 7, 2020. The PPP Loan, which is in the form of a PPP promissory note and agreement, dated May 3, 2020 (the “PPP Note Agreement”), matures on May 3, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 1, 2020. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. We intend to use the PPP Loan amount for payroll costs, costs used to continue group health care benefits, rent, and utilities. Under the terms of the PPP Note Agreement, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses, as described in the PPP Note Agreement.

On May 14, 2020, we entered into a settlement agreement with Alexander (the “Alexander Settlement Agreement”), pursuant to which, in consideration for Alexander releasing us from all claims against us arising out of that certain engagement agreement, dated February 6, 2020, that we entered into with Alexander (the “Alexander Engagement Agreement”), other than indemnification for certain third-party claims, we agreed to (i) pay Alexander a one-time cash payment of $125,000 and (ii) issue to Alexander 50,000 shares of our common stock (the “Alexander Settlement Shares”) which had a value of approximately $111,000. We also released Alexander from the same type of claims against Alexander, other than indemnification for certain third-party claims. In connection with the Alexander Settlement Agreement, on May 14, 2020, we also entered into a leak-out agreement with Alexander (the “Alexander Leak-Out Agreement”), pursuant to which Alexander was not permitted to dispose of more than 5,000 shares of common stock in any trading day, commencing on the date of such agreement and ending on the date on which Alexander no longer holds any Alexander Settlement Shares.

On May 18, 2020, we registered for resale, pursuant to a prospectus supplement to our shelf registration statement, an aggregate of 60,250 shares of common stock, 50,000 of which shares were the Alexander Settlement Shares, and the remaining 10,250 of such shares (the “Vendor Payment Shares”) were issued to the Managing Partner of DFC Advisory Services, LLC d/b/a Tailwinds Research Group (“Vendor”) pursuant to the Settlement Letter, dated May 12, 2020, by and between us and Vendor (the “Vendor Settlement Letter”) and the letter, dated May 17, 2020, executed by the Vendor, the Managing Partner and us, pursuant to which the Vendor assigned its right to the Vendor Payment Shares to the Managing Partner (the “Vendor Assignment Letter”, and collectively with the Vendor Settlement Letter, the “Vendor Settlement Letters”). The Vendor Payment Shares were issued on May 14, 2020, and (i) the Alexander Settlement Shares were issued to Alexander as partial payment of the amounts payable to Alexander under the terms of the Alexander Settlement Agreement and (ii) the Vendor Payment Shares were issued lieu of a cash payment owed to Vendor pursuant to the Vendor Settlement Letters. No cash proceeds were received by the Company from the issuance of the Alexander Settlement Shares or the Vendor Payment Shares, but (i) payment of a portion of the amount payable by us to Alexander under the terms of the Alexander Settlement Agreement was satisfied by the issuance of the Alexander Settlement Shares in addition to a one-time cash payment by the Company of $125,000 thereunder and (ii) outstanding accounts payable owed by the Company to Vendor in connection with the Vendor Settlement Letters were fully satisfied upon issuance of Vendor Payment Shares. We paid all of the expenses incurred in connection with the registration of the Shares.

On June 4, 2020, we entered into a securities purchase agreement (the “June 4th Purchase Agreement”) with several accredited investors providing for the issuance of (i) 2,275,000 shares of the Company’s common stock and (ii) warrants, with a term of 5.5 years, to purchase an aggregate of up to 2,275,000 shares of common stock at an exercise price of $2.55 per share, subject to customary adjustments thereunder, which warrants were immediately exercisable upon issuance and on a cashless basis if such warrants have not been registered on or before six months after the date of issuance. Pursuant to the June 4th Purchase Agreement, the investors purchased all of the securities sold thereby for an aggregate purchase price of $5,801,000. Pursuant to the June 4th Purchase Agreement, an aggregate of 2,275,000 shares of common stock were issued to the investors in a registered direct offering pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3, which was declared effective on September 6, 2019. The Company filed the prospectus supplement on June 5, 2020. Maxim acted as the placement agent. The warrants were issued to the investors in a concurrent private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Company paid Maxim a fee of approximately $464,000, which was equal to 8% of the aggregate purchase price paid by investors placed by Maxim and certain expenses. The June 4th Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto. The offering of the securities pursuant to the June 4th Purchase Agreement was closed on June 8, 2020. The Company will use the net proceeds from this Offering for working capital, capital expenditures, product development, and other general corporate purposes, including investments in sales and marketing in the United States and internationally.

On June 9, 2020, we entered into a securities purchase agreement (the “June 9th Purchase Agreement”) with several accredited investors providing for the issuance of (i) 2,040,000 shares of the Company’s common stock and (ii) warrants, with a term of 5.5 years, to purchase an aggregate of up to 2,040,000 shares of common stock at an exercise price of $2.61 per share, subject to customary adjustments thereunder, which warrants were immediately exercisable upon issuance and on a cashless basis if the Warrants have not been registered on or before six months after the date of issuance. Pursuant to the June 9th Purchase Agreement, the investors purchased all of the securities sold thereby for an aggregate purchase price of $5,324,000. Pursuant to the June 9th Purchase Agreement, an aggregate of 2,040,000 shares of common stock were issued to the investors in a registered direct offering, pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3, which was declared effective on September 6, 2019. The Company filed the prospectus supplement on June 10, 2020. Maxim acted as the placement agent. The warrants were issued to the investors in a concurrent private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Company paid the Maxim a fee of approximately $426,000, which was equal to 8% of the aggregate purchase price paid by investors placed by Maxim and certain expenses. The June 9th Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto. The offering of the securities pursuant to the June 9th Purchase Agreement was closed on June 11, 2020. The Company will use the net proceeds from this Offering for working capital, capital expenditures, product development, and other general corporate purposes, including investments in sales and marketing in the United States and internationally.

On June 19, 2020, Sam Runco notified the Company of his decision to resign from the Company’s board of directors (the “Board”), effective June 19, 2020. Mr. Runco served on the Nominating and Corporate Governance Committee of the Board. Mr. Runco did not resign due to any disagreement between the Company and Mr. Runco, or any matter related to the Company’s operations, policies or practices. On June 22, 2020, the Board, pursuant to its powers under the Company’s bylaws, appointed Sri Peruvemba as a member of the Board to replace Mr. Runco, effective June 22, 2020. Mr. Peruvemba will serve as a director until the next annual meeting of the Company’s stockholders, at which time he will stand for election until the annual meeting of the Company’s stockholders following his election, or his earlier resignation, retirement, or other termination of service.

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

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenue

Revenue for the three months ended June 30, 2020 was $348,000, and comparable to the revenue for the three months ended June 30, 2019 of $352,000.

Revenue for the six months ended June 30, 2020 was $759,000, a decrease of $58,000, or 7%, compared to the revenue for the six months ended June 30, 2019 of $817,000. The decrease in revenue was attributable to lower module sales.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the three months ended June 30, 2020 was $336,000, and comparable to the cost of revenue for the three months ended June 30, 2019 of $330,000.

Cost of revenue for the six months ended June 30, 2020 was $684,000, a decrease of $53,000, or 7%, compared to the cost of revenue for the six months ended June 30, 2019 of $737,000. Cost of revenue decreased primarily as a result of decreased module sales between comparable time periods.

Research and Development

Research and development expenses for the three months ended June 30, 2020 were $904,000, a decrease of $501,000, compared to the research and development expenses for the three months ended June 30, 2019 of $1,405,000. The decrease in research and development expenses is primarily related to decreased salary and benefit expenses of $266,000 as well as decreased consulting and facility allocation fees of $194,000 and $39,000, respectively.

Research and development expenses for the six months ended June 30, 2020 were $2,038,000, a decrease of $728,000 compared to the research and development expenses for the six months ended June 30, 2019 of $2,766,000. The decrease in research and development expenses is primarily related to decreased salary and benefit expenses of $284,000, consulting fees of $404,000, and recruiting fees $29,000, partially offset by increased stock compensation of $32,000.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2020 were $510,000, a decrease of $166,000, compared to the sales and marketing expenses for the three months ended June 30, 2019 of $676,000. The decrease in sales and marketing expenses is primarily related to decreased salary and benefit expenses of $46,000, reduced consulting fees of approximately $77,000, which includes $22,000 of decreased stock compensation charges, decreased travel and public relation charges of $30,000 and $45,000, respectively.

Sales and marketing expenses for the six months ended June 30, 2020 were $1,208,000, a decrease of $217,000 compared to the sales and marketing expenses for the six months ended June 30, 2019 of $1,425,000. The decrease in sales and marketing expenses is primarily related to reduced consulting fees of approximately $197,000, which includes $27,000 of decreased stock compensation charges, decreased travel and public relation charges of $49,000 and $54,000, respectively, offset partially by increased advertising, product management fees and employee stock compensation charges of $16,000, $20,000 and $36,000, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2020 were $607,000, a decrease of $50,000, compared to the general and administrative expenses for the three months ended June 30, 2019 of $657,000. The decrease in general and administrative expenses is primarily related to decreased investor relation expenses of $248,000, partially offset by increased consulting and legal expenses of $41,000 and $165,000, respectively.

General and administrative expenses for the six months ended June 30, 2020 were $1,498,000, an increase of $226,000 compared to the general and administrative expenses for the six months ended June 30, 2019 of $1,272,000. The increase in general and administrative expenses is primarily related to increased salary and benefit expenses of $71,000, as the Company added a senior financial executive in September 2019, increased stock compensation and legal expenses of $73,000 and $138,000, respectively, and a contingency accrual of $237,000 related to the Alexander settlement discussed in Note 8 – Contingencies. The increase was partially offset by decreased investor relation expenses of $313,000.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $1,352,000, an increase of $1,352,000 compared to the interest expense for the three months ended June 30, 2019 of $0. No interest expense was booked in the three months ended June 30, 2019 as the Company had no outstanding debt. Interest expense for the three months ended June 30, 2020 was due to the full amortization of debt discounts associated with the convertible debt that the Company incurred in March 2020, as such convertible debt was fully repaid in April 2020. No interest expense was booked in the three months ended June 30, 2019, as the Company had no outstanding debt.

Interest expense for the six months ended June 30, 2020 was $1,389,000, an increase of $1,389,000 compared to the interest expense for the six months ended June 30, 2019 of $0. Interest expense for the six months ended June 30, 2020 was due to the full amortization of debt discounts associated with the convertible debt that the Company incurred in March 2020, as such convertible debt was fully repaid in April 2020. No interest expense was booked in the six months ended June 30, 2019, as the Company had no outstanding debt.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended June 30, 2020 resulted in a gain of $5,000, compared to a gain of $64,000 due to the change in fair value of warrant liability for the three months ended June 30, 2019. The gain for the three months ended June 30, 2020 and 2019 is due to the decrease in our common stock price during the period.

Change in fair value of warrant liability for the six months ended June 30, 2020 resulted in a gain of $24,000, compared to a gain of $175,000 due to the change in fair value of warrant liability for the six months ended June 30, 2019. The gain for the six months ended June 30, 2020 and 2019 is due to the decrease in our common stock price during the period.

Change in Fair Value of Derivative Liability

There was no change in fair value of derivative liability for the three months ended June 30, 2020 and 2019.

Change in fair value of derivative liability for the six months ended June 30, 2020 was $0, compared to an expense of $171,000 for the six months ended June 30, 2019. The $171,000 expense recorded in the six months ended June 30, 2019 was related to the change in fair value of the embedded conversion feature included in the Company’s Series A Preferred Stock as of June 30, 2019.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2020 were $12,088,000, compared to $298,000 as of December 31, 2019. The increase in cash and cash equivalents during the six months ended June 30, 2020 was directly related to the issuance of common stock, prefunded warrants and related warrants whereby the Company raised net proceeds of $16,540,000, the issuance of convertible notes, under which the Company raised net proceeds of $1,396,000 and the issuance of a note payable, under which the Company raised $847,000. The cash provided by these financing activities was offset by the use of cash to fund operations and repayment of convertible notes payable totaling $2,151,000.

We incurred a net loss of $6,078,000 for the six months ended June 30, 2020 and used net cash in operating activities of $4,832,000. For the six months ended June 30, 2019, we incurred a net loss of $5,389,000 and used net cash in operating activities of $5,377,000. Excluding non-cash adjustments, the primary reasons for the use of net cash from operating activities during the six months ended June 30, 2020 is related to the decrease in accounts payable and accrued liabilities of $353,000 and $491,000, respectively offset by the decrease in prepaid expenses and other assets of $359,000, compared to the increase in inventories of $699,000 offset partially by an increase in accounts payable of $486,000 during the six months ended June 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2020, the Company closed the offering of its securities pursuant to the June 4th Purchase Agreement. In connection with such offering the Company issued warrants to investors, with a term of 5.5 years, to purchase an aggregate of up to 2,275,000 shares of common stock at an exercise price of $2.55 per share, subject to customary adjustments thereunder, which warrants were immediately exercisable upon issuance and on a cashless basis if such warrants have not been registered on or before six months after the date of issuance. These warrants were issued to the investors in a concurrent private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Rule 506 or Regulation D promulgated thereunder.

On June 11, 2020, the Company closed the offering of its securities pursuant to the June 9th Purchase Agreement. In connection with such offering the Company issued warrants to investors, with a term of 5.5 years, to purchase an aggregate of up to 2,040,000 shares of common stock at an exercise price of $2.61 per share, subject to customary adjustments thereunder, which warrants were immediately exercisable upon issuance and on a cashless basis if such warrants have not been registered on or before six months after the date of issuance. These warrants were issued to the investors in a concurrent private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

With respect to the availability of an exemption from registration, relating to the two above offerings, we made these determinations based on the representations of each investor which included, in pertinent part, that each such investor was either (a) an “accredited investor” within the meaning of Rule 501 of Regulation D or (b) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each investor that (i) such investor acquired the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investor had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon these exemptions.

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

Summit Wireless Technologies, Inc.

Date: August 13, 2020	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2020	By:	/s/ George Oliva
George Oliva
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)