Form 10-Q
period 2020-09-30
Summit Wireless Technologies, Inc.
filed 2020-11-10
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
Emerging growth company ☒

If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of November 9, 2020 is 7,822,375.

SUMMIT WIRELESS TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2020

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Summit Wireless Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$9,104	$298
Accounts receivable	246	108
Inventories	2,576	2,666
Prepaid expenses and other current assets	863	944
Total current assets	12,789	4,016

Property and equipment, net	125	84
Intangible assets, net	3	28
Other assets	109	94
Total assets	$13,026	$4,222

Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$946	$1,554
Accrued liabilities	939	1,146
Borrowings, current portion	71	-
Total current liabilities	1,956	2,700

Capital lease liabilities	45	-
Borrowings	776	-
Derivative liability	387	387
Warrant liability	-	24
Total liabilities	3,164	3,111

Commitments and contingencies (Note 8)

Series A 8% Senior Convertible Preferred Stock, par value $0.0001; 1,250,000 shares authorized; 250,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, (liquidation preference of $1,116,000 and $1,056,000)	577	517

Stockholders' Equity:

Common stock, par value $0.0001; 200,000,000 shares authorized; 7,822,375 and 1,245,238 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	-
Additional paid-in capital	206,030	188,320
Accumulated other comprehensive loss	-	(48)
Accumulated deficit	(196,746)	(187,678)
Total stockholders' equity	9,285	594
Total liabilities, convertible preferred stock and stockholders' equity	$13,026	$4,222

(1)	The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated balance sheet as of that date.

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2020 and 2019

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	$607	$419	$1,366	$1,236
Cost of revenue	503	387	1,187	1,124
Gross profit	104	32	179	112

Operating Expenses:
Research and development	1,240	1,429	3,278	4,195
Sales and marketing	835	694	2,043	2,119
General and administrative	1,014	588	2,512	1,860
Total operating expenses	3,089	2,711	7,833	8,174
Loss from operations	(2,985)	(2,679)	(7,654)	(8,062)

Interest expense	(5)	-	(1,394)	-
Change in fair value of warrant liability	-	18	24	193
Change in fair value of derivative liability	-	-	-	(171)
Other expense, net	-	(47)	(41)	(50)
Loss before provision for income taxes	(2,990)	(2,708)	(9,065)	(8,090)
Provision for income taxes	-	-	3	7
Net loss	(2,990)	(2,708)	(9,068)	(8,097)
Convertible preferred stock dividend	(20)	(20)	(60)	(36)
Deemed dividend from warrant repricing	-	-	(134)	-
Net loss attributable to common stockholders	$(3,010)	$(2,728)	$(9,262)	$(8,133)
Net loss per common share - basic and diluted	$(0.39)	$(2.75)	$(2.15)	$(9.29)
Weighted average number of common shares used in computing net loss per common share	7,709,692	993,591	4,304,721	875,097

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2020 and 2019

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(2,990)	$(2,708)	$(9,068)	$(8,097)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	-	-	-	(13)
Comprehensive loss	$(2,990)	$(2,708)	$(9,068)	$(8,110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2020 and 2019

(in thousands, except share data)

(unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2019	250,000	$517	1,245,238	$-	$188,320	$(48)	$(187,678)	594
Issuance of common stock and warrants, net of offering costs	-	-	91,062	-	725	-	-	725
Issuance of common stock in connection with notes payable	-	-	500	-	4	-	-	4
Issuance of warrants in connection with convertible notes payable	-	-	-	-	630	-	-	630
Convertible preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Stock-based compensation	-	-	2,000	-	75	-	-	75
Restricted stock awards cancelled	-	-	(550)	-	-	-	-	-
Release of restricted common stock	-	-	353	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,680)	(2,680)
Balance as of March 31, 2020	250,000	537	1,338,603	-	189,734	(48)	(190,358)	(672)
Issuance of common stock, prefunded warrants and warrants, net of public offering costs	-	-	1,525,000	-	5,515	-	-	5,515
Proceeds from the exercise of prefunded warrants and common stock warrants	-	-	485,000	-	37	-	-	37
Issuance of common stock, net of shelf offering costs	-	-	4,315,000	1	9,957	-	-	9,958
Issuance of common stock in connection with settlements	-	-	60,250	-	135	-	-	135
Deemed dividend from warrant down-round provision	-	-	-	-	(134)	-	-	(134)
Warrant repricing	-	-	-	-	134	-	-	134
Convertible preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Stock-based compensation	-	-	2,000	-	72	-	-	72
Restricted stock awards cancelled	-	-	(2,500)	-	-	-	-	-
Gain on foreign currency translation from closure of subsidiary	-	-	-	-	-	48	-	48
Net loss	-	-	-	-	-	-	(3,398)	(3,398)
Balance as of June 30, 2020	250,000	557	7,723,353	1	205,430	-	(193,756)	11,675
June 2020 shelf offering - issuance costs	-	-	-	-	(42)	-	-	(42)
Convertible preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Stock-based compensation	-	-	98,669	-	662	-	-	662
Release of vested restricted common stock	-	-	353	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,990)	(2,990)
Balance as of September 30, 2020	250,000	$577	7,822,375	$1	$206,030	$-	$(196,746)	$9,285

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity
Balance as of December 31, 2018	-	$-	769,890	$-	$179,503	$(45)	$(175,640)	$3,818
Release of vested restricted common stock	-	-	6,193	-	(65)	-	-	(65)
Issuance of warrants for common stock	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	(11)	-	(11)
Net loss	-	-	-	-	-	-	(2,565)	(2,565)
Balance as of March 31, 2019	-	-	776,083	-	179,438	(56)	(178,205)	1,177
Proceeds from issuance of preferred stock and common stock warrants, net of issuance costs	250,000	720	-	-	200	-	-	200
Fair value of derivative liability in connection with issuance of preferred stock	-	(216)	-	-	-	-	-	-
Issuance of warrants for common stock in connection with preferred stock offering	-	(43)	-	-	43	-	-	43
Accretion of preferred stock dividend	-	16	-	-	(16)	-	-	(16)
Proceeds from issuance of common stock, net of issuance costs	-	-	203,786	-	4,664	-	-	4,664
Issuance of common stock for services	-	-	8,077	-	234	-	-	234
Currency translation adjustment	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	(2,824)	(2,824)
Balance as of June 30 , 2019	250,000	477	987,946	-	184,563	(58)	(181,029)	3,476
Issuance of warrants for common stock for services	-	-	-	-	46	-	-	46
Accretion of preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Issuance of common stock upon warrant exercise	-	-	4,176	-	67	-	-	67
Release of vested restricted common stock	-	-	20,514	-	(22)	-	-	(22)
Stock based compensation	-	-	11,000	-	10	-	-	10
Issuance of common stock for services	-	-	563	-	12	-	-	12
Change in fair value of common stock warrants upon repricing	-	-	-	-	46	-	-	46
Net loss	-	-	-	-	-	-	(2,708)	(2,708)
Balance as of September 30, 2019	250,000	$497	1,024,199	$-	$184,702	$(58)	$(183,737)	$907

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(in thousands, except share and per share data)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,068)	$(8,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	43
Stock-based compensation	809	10
Amortization of intangible asset	25	25
Amortization of debt discounts	1,389	-
Expense related to common stock issued in settlements	135	-
Change in fair value of warrant liability	(24)	(193)
Change in fair value of derivative liability	-	171
Gain on foreign currency translation from closure of subsidiary	48	296
Change in fair value of common stock warrants upon repricing	-	46
Changes in operating assets and liabilities:
Accounts receivable	(138)	28
Inventories	90	(653)
Prepaid expenses and other assets	66	(481)
Accounts payable	(643)	164
Accrued liabilities	(234)	187
Accrued interest	-	-
Net cash used in operating activities	(7,499)	(8,454)

Cash flows from investing activities:
Purchases of property and equipment	(15)	(31)
Net cash used in investing activities	(15)	(31)

Cash flows from financing activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net of issuance costs	6,240	4,664
Proceeds from issuance of common stock, net of shelf offering costs	9,951	-
Proceeds from the issuance of preferred stock and common stock warrants, net of issuance costs	-	920
Proceeds from the exercise of prefunded warrants and common stock warrants, net of issuance costs	37	67
Proceeds from issuance of promissory notes	847	-
Proceeds from issuance of convertible notes payable, net of issuance costs	1,396	-
Repayment of convertible notes payable	(2,151)	-
Taxes paid related to net share settlements of equity awards	-	(87)
Net cash provided by financing activities	16,320	5,564
Effect of exchange rate changes on cash and cash equivalents	-	(13)
Net increase (decrease) in cash and cash equivalents	8,806	(2,934)
Cash and cash equivalents as of beginning of period	298	3,218
Cash and cash equivalents as of end of period	$9,104	$284

Supplemental disclosure of cash flow information:
Cash paid for interest	$352	$-
Cash paid for income taxes	$3	$7

Noncash Investing and Financing Activities:
Issuance of warrants in connection with convertible notes payable	$630	$-
Issuance of common stock in connection with convertible notes payable	$4	$-
Issuance of warrants in connection with common stock offerings	$8,354	$-
Issuance of common stock warrants in connection with preferred stock offering	$-	$243
Issuance of warrants in connection with public offering	$-	$70
Fair value of derivative liability in connection with issuance of convertible preferred stock	$-	$216
Deemed dividend from warrant repricing	$(134)	$-
Warrant repricing	$134	$-
Convertible preferred stock dividend	$60	$36
Issuance costs for shelf offering of common stock in accounts payable	$35	$-
Property and equipment purchased through capital lease	$72	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

1.	Business and Viability of Operations

Summit Wireless Technologies, Inc. (together with its subsidiaries also referred to herein as “we”, “us”, “our”, or the “Company”) was originally formed as a limited liability company in Delaware on July 23, 2010. The Company develops wireless audio semiconductors and modules for consumer electronics companies to enable mainstream consumers and audio enthusiasts to experience high quality audio.

Nasdaq Notification

On November 18, 2019, we were officially notified by The Nasdaq Capital Market, Inc. (“Nasdaq”) that we did not comply with Nasdaq Listing Rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity (the “Stockholders’ Equity Requirement”), among other continued listing criteria. We were required to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement for consideration by the Nasdaq Listing Qualifications staff (“Nasdaq Staff”) by no later than January 2, 2020. On January 2, 2020, we submitted a plan to regain compliance (the “Compliance Plan”) to the Nasdaq Staff. On March 23, 2020, the Nasdaq Staff accepted the Compliance Plan and granted us an extension period pursuant to which we must regain compliance with the Nasdaq Listing Rule 5550(b). Among other things, the terms of such extension include that the Company must complete an equity raise on or before May 18, 2020, and must publicly disclose on a Current Report on Form 8-K our prior non-compliance with Nasdaq Listing Rule 5550(b) and the terms of such equity raise enabling us to regain compliance with such rule, which Current Report on Form 8-K was filed with the SEC on April 24, 2020. Notwithstanding the terms of such extension period, if we fail to evidence compliance with Nasdaq Listing Rule 5550(b) upon the filing of our periodic report for the period ended June 30, 2020, the Nasdaq Staff will provide written notification that our common stock will be delisted from Nasdaq; however, we may appeal such delisting determination to Nasdaq’s hearing panel. On May 11, 2020, we filed a Form 8-K, stating that we believe we had regained compliance with the Stockholders’ Equity Requirement. Additionally, on August 13, 2020, we filed our quarterly report for the three months ended June 30, 2020, demonstrating stockholders’ equity of $11.7M, which was over the minimum equity requirement for continued listing.

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

On June 24, 2020, Nasdaq notified the Company that it has determined that the Company is in compliance with the Audit Committee Rule and the matter has been closed.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

1.	Business and Viability of Operations, continued

Liquidity and management plans

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of September 30, 2020, the Company had cash and cash equivalents of $9.1 million, an accumulated deficit of $196.7 million and reported net cash used in operations of $7.5 million during the nine months ended September 30, 2020. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has not generated significant revenues and has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its initial public offering (“IPO”) and proceeds from convertible notes. The Company also obtained a loan of $847,000, pursuant to the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, but the use of funds from such loan, by its terms, has been limited to making payroll payments to our employees and other permitted purposes relating to the operation of our business. See Note 4 – Borrowings – Payroll Protection Program Note Agreement. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Reclassification

Certain reclassifications have been made to prior periods’ condensed consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or stockholders’ equity.

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

The Company’s accounts receivables are derived from revenue earned from customers located throughout the world. When necessary, the Company performs credit evaluations of its customers’ financial condition and sometimes requires partial payment in advance of shipping. As of September 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts. As of September 30, 2020, the Company had two customers accounting for 79% and 14% of accounts receivable. As of December 31, 2019, the Company had three customers accounting for 37%, 28% and 20% of accounts receivable. The Company had four customers accounting for 30%, 18%,15% and 11% of its net revenue for the three months ended September 30, 2020. The Company had one customer accounting for 44% of its net revenue for the nine months ended September 30, 2020. The Company had three customers accounting for 56%, 20% and 17% of its net revenue for the three months ended September 30, 2019. The Company had three customers accounting for 54%, 28% and 11% of its net revenue for the nine months ended September 30, 2019.

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

COVID-19

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Given the fact that our products are sold through a variety of distribution channels, we expect that our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our customers and suppliers, are reporting or predicting negative impacts from COVID-19 on future operating results. We did observe fluctuating demand for our products and technology between April and September 2020. Although we have not experienced significant supply interruptions to date, certain of our third party manufacturers or suppliers have prioritized and allocated more resources and capacity to supply raw materials to other companies engaged in the study of potential treatments or vaccinations for COVID-19. We have also restricted access to our facilities to personnel and third parties who perform critical activities that must be performed on-site and as a result, most of our personnel currently work remotely. Such remote working policies may negatively impact productivity and disrupt our business operations. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. We also cannot be certain how demand may shift over time, as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

2.	Summary of Significant Accounting Policies, continued

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of September 30, 2020 or December 31, 2019.

(in thousands)
	September 30,	December 31,
	2020	2019
Contract liabilities	$(218)	$(451)
During the three and nine months ended September 30, 2020, the Company recognized $0 and $436,000, respectively, of revenue that was included in the contract balances as of December 31, 2019.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Comprehensive Loss

Comprehensive loss includes all changes within stockholders’ equity that are not the result of transactions with stockholders. Accumulated other comprehensive loss includes the foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary and the final closure of the subsidiary.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other expense, net and were not material for the three and nine months ended September 30, 2020 and 2019.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and nine months ended September 30, 2020 were $65,000 and $81,000, respectively. Advertising costs for the three and nine months ended September 30, 2019 were not material.

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

For the three and nine months ended September 30, 2020, warrants to purchase 7,337,199 shares of common stock, 250,000 shares of convertible preferred stock and 98,669 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive. For the three and nine months ended September 30, 2019, warrants to purchase 8,906,955 shares of common stock, 250,000 shares of preferred stock and 241,132 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”. The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. In addition, the update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. In November 2019, the FASB decided to defer the mandatory effective date of ASU 2016-02 to fiscal years beginning after December 15, 2020 for certain entities, including private companies. As an emerging growth company, the Company is allowed to adopt accounting pronouncements at the same time as non-public business entities. As a result, we will adopt the update for our fiscal year beginning after December 15, 2020. The Company is evaluating the impact of ASU 2016-02 on its condensed consolidated financial statements.

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

3.	Balance Sheet Components

Inventories (in thousands):

	September 30,	December 31,
	2020	2019
Work in progress	$401	$301
Finished goods	2,175	2,365

Total inventories	$2,576	$2,666

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

3.	Balance Sheet Components, continued

Property and equipment, net (in thousands):

	September 30,	December 31,
	2020	2019
Machinery and equipment	$858	$771
Tooling	11	11
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	11	11
	984	897
Less: Accumulated depreciation and amortization	(859)	(813)

Property and equipment, net	$125	$84

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $17,000 and $15,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $46,000 and $43,000, respectively.

Accrued liabilities (in thousands):

	September 30,	December 31,
	2020	2019
Accrued vacation	$319	$263
Customer advances	218	451
Accrued audit fees	139	140
Accrued compensation	157	38
Accrued rebate	33	204
Accrued other	73	50

Total accrued liabilities	$939	$1,146

4.	Borrowings

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

During the three and nine months ended September 30, 2020, the Company recognized $0 and $20,000, respectively, of interest expense from amortization of debt discounts related to the Funding Agreement.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

4.	Borrowings, continued

In connection with the March 2020 Note, the Company issued the March 2020 Warrant to the investor and the March 2020 Maxim Warrant to Maxim, respectively (see Note 6 – Convertible Preferred Stock and Stockholders’ Equity for fair value computation). The sum of the fair value of the March 2020 Warrant and the March 2020 Maxim Warrant, and the original issue discount for interest and issuance costs for the March 2020 Note were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. When the March 2020 Note was paid off (see paragraph below), all remaining debt discounts were recognized as interest expense in the condensed consolidated statement of operations. As a result of two adjustments in the initial conversion price, the Company modified the warrant agreements and recorded a deemed dividend of $134,000 during the nine months ended September 30, 2020 (See Note 6 – Convertible Preferred Stock and Stockholders’ Equity.)

The March 2020 Note contained several embedded conversion features. The Company determined that there was no significant value to the embedded conversion features as the underlying events to trigger the conversion features were not likely to occur. The Company did not record any embedded conversion liability related to the March 2020 Note.

On April 29, 2020, the outstanding debt of $2,040,000, owed to the Investor pursuant to the March 2020 Note, was fully repaid. During the three and nine months ended September 30, 2020, the Company recognized $0 and $1,389,000 of interest expense from the amortization of debt discounts as a result of the passage of time and the payoff of the March 2020 Note.

Payroll Protection Program Note Agreement

On May 3, 2020, we received a loan (the “PPP Loan”) from Wells Fargo Bank, National Association in the aggregate amount of $847,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. The PPP Loan was funded on May 7, 2020. The PPP Loan, which is in the form of a PPP promissory note and agreement, dated May 3, 2020 (the “PPP Note Agreement”), matures on May 3, 2022 and bears interest at a rate of 1.00% per annum. Pursuant to a change in guidance by the U.S. Small Business Administration, the initial monthly payment date of the PPP Note Agreement was deferred from November 1, 2020 to August 18, 2021. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. We have used and intend to continue to use the PPP Loan amount for payroll costs, costs used to continue group health care benefits, rent, and utilities. Under the terms of the PPP Note Agreement, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses, as described in the PPP Note Agreement.

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

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

5.	Fair Value Measurements, continued

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy, are as follows:

(in thousands)	September 30, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387

(in thousands)	December 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$24

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2020 or September 30, 2019.

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning balance	$-	$39	$24	$210
Additions	-	-	-	4
Change in fair value	-	(18)	(24)	(193)
Ending balance	$-	$21	$-	$21

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

5.	Fair Value Measurements, continued

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of September 30, 2020 and December 31, 2019 is as follows:

	As of
	September 30, 2020	December 31, 2019
Common Stock Price	$1.90	$12.20
Term (Years)	2.51	3.26
Volatility	66%	62%
Risk-free rate of interest	0.15%	1.62%
Dividend Yield	0.0%	0.0%

Derivative Liability

The following table includes a summary of changes in fair value of the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning balance	$387	387	$387	$-
Additions	-	-	-	216
Change in fair value	-	-	-	171
Ending balance	$387	$387	$387	$387

As of September 30, 2020, the Company measured the fair value of the derivative by estimating the fair value of the Series A Preferred Stock as if conversion occurred on September 30, 2020. The Company calculated value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days and the specified floor price of $30.00. There was no change in the fair value of the derivative liability for the nine months ended September 30, 2020 because the volume weighted average price of the common stock was below the specified floor price.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

The authorized, issued and outstanding shares of Series A Preferred Stock and liquidation preferences as of September 30, 2020, were as follows:

		Number	Proceeds
	Number	of Shares	Net of	Conversion
	of Shares	Issued and	Issuance	Price per	Liquidation
	Authorized	Outstanding	Costs	Share	Preference
Series A 8 % Senior Convertible Preferred Stock	1,250,000	250,000	$920,000	$80.00	$1,116,000

The Series A Preferred Stock rights, privileges and preferences are as follows:

Dividends — The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share of 8% per annum, payable on conversion. The form of the dividend payment on the Series A Preferred Stock will be determined based on the legal availability of funds for the payment and the satisfaction of the Equity Conditions (as defined in the Certificate of Designations) for the 5 consecutive trading days immediately prior to the payment date. The form of the payment, depending on the priority, may be made in cash or shares of common stock at the Company’s option. If funds are not available and the Equity Conditions have not been met, the dividends will accrue to the next payment date or accrete to the stated value. The Company accrued dividends of $20,000 and $60,000 for the three and nine months ended September 30, 2020, respectively.

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

For the Nine Months Ended September 30, 2020 and 2019

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

For the Nine Months Ended September 30, 2020 and 2019

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

For the three and nine months ended September 30, 2020, 353 and 706 shares of restricted stock were released with an intrinsic value of approximately $1,000 and $3,000, respectively. As of September 30, 2020, there were 352 shares of restricted stock remaining under the January 2018 Restricted Stock Grant to be released to a terminated employee in one tranche over the next 5 months.

On January 4, 2019, the Company awarded 20,000 deferred shares to Michael Howse, a member of the Company’s board of directors, in connection with a Deferred Shares Agreement under the LTIP. The shares vest immediately prior to a significant change in ownership, defined as a Fundamental Transaction in the agreement. In light of this performance vesting condition, the Company has not recorded any stock compensation expense for the issuance of these shares during the three and nine months ended September 30, 2020 and 2019, respectively.

On September 9, 2019, the Company issued 7,500 shares of restricted common stock to George Oliva, the Company’s new Chief Financial Officer, as an inducement grant. Such shares were issued outside the Company’s LTIP. The Company will record stock compensation expense over the four-year vest period.

A summary of activity related to restricted stock awards for the nine months ended September 30, 2020 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2020	47,146	$19.56
Granted	102,669	$2.41
Vested	(48,096)	$18.48
Forfeited	(3,050)	$19.00
Non-vested as of September 30, 2020	98,669	$2.26

As of September 30, 2020, the unamortized compensation costs related to the unvested restricted stock awards was approximately $210,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

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

For the Nine Months Ended September 30, 2020 and 2019

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

Equity Transactions in the three months ended September 30, 2020

2020 Stock Incentive Plan

On July 27, 2020, the board of directors adopted the Company’s 2020 Stock Incentive Plan (the “2020 Plan”) and the reservation of an aggregate of 650,000 shares of the Company’s common stock authorized for issuance under the 2020 Plan, the adoption of which remains subject to stockholder approval. The 2020 Plan authorizes the grant of equity-based compensation to the Company’s senior managers, employees, directors, consultants, professionals and service providers in the form of stock options, restricted stock and restricted stock units. On July 27, 2020, the Company also granted, subject to stockholder approval, an aggregate of 614,824 restricted stock units to senior managers, employees, directors, consultants. Each of the awards are scheduled to vest on the first, second, and third anniversaries of August 15, 2020, so long as such award recipient remains in service of the Company on each such anniversary. Each restricted stock unit represents the right to receive one share of the Company’s common stock under the 2020 Plan. Notwithstanding the grants of such awards, the 2020 Plan will terminate if the Company does not obtain stockholder approval on or before July 27, 2021, and shares of common stock may not be issued pursuant to restricted stock units until the Company’s stockholders approve the 2020 Plan and such awards granted. If stockholder approval of the 2020 Plan is not obtained within such period, such restricted stock units will automatically expire and terminate. The Company has not recorded stock based compensation for such grants as shareholder approval has not occurred. (See Note 11 – Subsequent Events - Annual Meeting.)

Acceleration of Vesting of Restricted Stock

In addition, on July 27, 2020, the Company fully accelerated the vesting terms of 39,429 outstanding shares of restricted common stock that had been previously awarded under the LTIP and 7,500 outstanding shares of restricted common stock that had been previously awarded outside the LTIP to Mr. Oliva as an inducement grant, such that all such stock awards are considered fully vested as of July 27, 2020. In connection with the acceleration of such vesting terms, the Company recorded a stock based compensation charge of $649,000 and recorded a bonus expense of $57,000, as the Company paid the payroll taxes imposed on the holders of such awards.

Warrants for Shares of Common Stock

The Company has issued warrants to purchase shares of common stock to employees and consultants as compensation for services rendered, as well as in conjunction with the purchase of shares of common stock in equity and debt transactions. No such warrants were issued during the three months ended September 30, 2020.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

Warrants for Shares of Common Stock, continued

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

Information regarding warrants for common stock outstanding and exercisable as of September 30, 2020 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	September 30, 2020	Life (years)	September 30, 2020
$2.32 - $3.90	6,861,779	5.09	6,761,779
$6.40 - $9.80	78,423	4.41	78,423
$15.80 - $17.50	93,562	2.01	89,812
$24.80 - $99.00	230,571	1.25	230,571
$108 - $207.00	72,864	1.85	72,864
$5.86	7,337,199	4.80	7,233,449

Warrants exercisable as of September 30, 2020 excludes warrants to purchase 3,750 shares of common stock issued to Alexander, which are fully vested, but are exercisable after October 16, 2020, and 100,000 shares of common stock issued to Maxim, which are fully vested, but are exercisable after October 18, 2020. Additionally, warrants to purchase 20,722 shares of common stock which are shown above with a price of $15.80 are Pre-Funded Warrants under which the holder must only pay $0.20 per share to complete the exercise.

7.	Income Taxes

The Company recorded a provision for income taxes of $3,000 for the nine months ended September 30, 2020 and $7,000 for the nine months ended September 30, 2019. The provision for income taxes recorded for the nine months ended September 30, 2020 and 2019 primarily relates to state income tax expense.

The Company’s effective tax rate was (0.03)% for the nine months ended September 30, 2020 and was (0.09)% for the nine months ended September 30, 2019. The difference between the effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2020 and 2019 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of September 30, 2020 and December 31, 2019, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the nine months ended September 30, 2020 and 2019 was calculated on a jurisdiction basis.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

7.	Income Taxes, continued

On June 29, 2020, California Governor Gavin Newsom signed Assembly Bill 85 ("AB 85") into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. We analyzed the provisions of AB 85 and determined there was no impact on our provision for income taxes for the current period and will continue to evaluate the impact, if any, AB 85 may have on the Company's condensed consolidated financial statements and disclosures.

8.	Commitments and Contingencies

Operating Leases

The Company rents its Beaverton, Oregon office under an operating lease, which is set to expire October 31, 2020. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expense. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended September 30, 2020 and 2019 was $87,000 and $93,000, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 was $288,000 and $282,000, respectively. Future annual minimum lease payments under the non-cancelable operating lease as of September 30, 2020 is $30,000 for the year ending December 31, 2020.

On August 18, 2020, the Company signed an operating lease that begins November 1, 2020, to rent office space in Beaverton Oregon, to replace the lease that expires on October 31, 2020. The lease expires on January 31, 2024. The following are the annual minimum lease payments for the four years ending December 31, 2021 through December 31, 2024: $163,000, $153,000, $173,000, and $15,000.

Capital Leases

During August 2020, the Company entered in to a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the condensed consolidated balance sheets. Future minimum lease commitments for the capital lease as of September 30, 2020 are as follows:

(in thousands)

Payments due in:
Year ending December 31, 2020 (remaining)	$6
Year ending December 31, 2021	26
Year ending December 31, 2022	26
Year ending December 31, 2023	15
Total minimum lease payments	73
Less: Amounts representing interest	(5)
Present value of capital lease obligations	68
Less: Current portion of capital lease obligations	23
Capital lease liabilities	$45

Obligations under the capital lease are included in accrued liabilities and capital lease liabilities on the condensed consolidated balance sheets.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

8.	Commitments and Contingencies, continued

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

Upon signing the Alexander Settlement Agreement, the Company recorded a charge of $236,000 to general and administrative expense in the nine months ended on September 30, 2020.

The Company’s management does not believe that any such matters, individually or in the aggregate, will have a materially adverse effect on the Company’s condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

9.	Related Parties

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander, an investment banking firm based in New York. Mr. Gazdak has been a member of the board of directors since June 2015. Alexander has acted as the lead investment bank in a number of the Company’s private financings and as an underwriter for the Company’s IPO. As of September 30, 2020 and December 31, 2019, Mr. Gazdak owned less than 1% of the outstanding shares of the Company’s common stock.

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

For the Nine Months Ended September 30, 2020 and 2019

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

On February 6, 2020, Mr. Herr notified the Company of his decision to resign from the Company’s board of directors effective February 10, 2020. Mr. Herr resigned to focus on managing the Medalist Funds and not due to any disagreement between the Company and Mr. Herr, or any matter related to the Company’s operations, policies or practices. As of September 30, 2020 the Medalist Funds owned less than 5% of the outstanding shares of the Company’s common stock. As of December 31, 2019, the Medalist Funds owned 8.3% of the outstanding shares of the Company’s common stock.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

9.	Related Parties, continued

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

For the three months ended September 30, 2020 and 2019, Hansong Technology purchased modules from the Company of approximately $137,000 and $44,000, respectively, and made no material payments to the Company during that period. For the three months ended September 30, 2020 and 2019, Hansong Technology sold speaker products to the Company of approximately $8,000 and $9,000, respectively, and the Company made payments to Hansong Technology of approximately $38,000 and $9,000, respectively. For the nine months ended September 30, 2020 and 2019, Hansong Technology purchased modules from the Company of approximately $155,000 and $47,000, respectively, and made payments to the Company of approximately $1,000 and $6,000, respectively. For the nine months ended September 30, 2020 and 2019, Hansong Technology sold speaker products to the Company of approximately $8,000 and $13,000, respectively, and the Company made payments to Hansong Technology of approximately $67,000 and $44,000, respectively. As of September 30, 2020 and December 31, 2019, Mr. Kristensen and affiliates owned less than 1% of the outstanding shares of the Company’s common stock.

10.	Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and nine months ended September 30, 2020 and 2019 was as follows:

(in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$75	$-	$167	$3
Europe	100	94	169	381
Asia Pacific	432	325	1,030	852
Total	$607	$419	$1,366	$1,236

Substantially all of our long-lived assets are located in the United States.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

(unaudited)

11.	Subsequent Events

Annual Meeting

On October 20, 2020, the Company held the 2020 Annual Meeting of Stockholders and approved the adoption of the Company’s 2020 Incentive Stock Plan and the reservation of an aggregate of 650,000 shares of the Company’s common stock. In connection with the approval, the Company issued 614,824 restricted stock units to employees, directors and consultants.

February 2020 Private Placement Settlement

On November 9, 2020, in order to resolve a dispute between certain investors (the “Holders”) and the Company regarding certain registration rights in connection with the February 2020 Private Placement, the Company entered into a settlement and release agreement with each of the Holders (the “Settlement Agreement”), pursuant to which (i) the Company and the Holders agreed to amend the original warrants issued in February 2020 (the “Original Warrants”) to provide for the purchase of one additional share of common stock for each share of common stock available under the Original Warrants, (ii) the Company and the Holders agreed to amend the Original Warrants to reduce the exercise price to $2.55, and (iii) the Company agreed to issue an additional 236,375 shares of common stock and 236,369 common stock purchase warrants to purchase up to 236,369 shares of common stock. As consideration for the foregoing, the Holders agreed to release any and all claims they may have against the Company, including, but not limited to, claims arising in connection with any securities held by the Holders.

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

On February 28, 2020, we completed a private placement (the “February 2020 Private Placement”) of 91,062 units, each unit consisting of (i) one (1) share of common stock and (ii) a warrant to purchase 0.50 of a share of common stock, at a price per unit of $9.17. The units were issued pursuant to a Unit Purchase Agreement, dated February 4, 2020, and a subscription agreement, dated February 28, 2020 by and among us and the purchasers’ signatory thereto. In connection with the February 2020 Private Placement, we paid Alexander Capital, L.P. (“Alexander”) cash fees of $83,000 and issued to Alexander a warrant to purchase 4,553 shares of common stock. Such warrant is exercisable at a per share price of $8.80 and is exercisable at any time during the five-year period commencing on the date of issuance. The February 2020 Private Placement, which was priced above market, resulted in gross proceeds of $835,000 before fees and other expenses associated with the transaction. We used the net proceeds of approximately $725,000 from the offering for working capital purposes and increasing stockholders’ equity in order to comply with Nasdaq Listing Rule 5550(b) and for general corporate purposes. The warrants issued to the investors are exercisable to purchase up to an aggregate of 45,534 shares of common stock commencing on the date of issuance at an exercise price of $9.80 per share, subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. Such warrants are exercisable immediately and will expire on the close of business on February 28, 2025. The exercise of such warrants are subject to beneficial ownership limitations such that each holder of a warrant may exercise it to the extent that such exercise would result in such holder being the beneficial owner in excess of 4.99% (or, upon election of such holder, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to us, provided that any increase in such limitation will not be effective until 61 days following notice to us.

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

On May 3, 2020, we received a loan (the “PPP Loan”) from Wells Fargo Bank, National Association in the aggregate amount of $847,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. The PPP Loan was funded on May 7, 2020. The PPP Loan, which is in the form of a PPP promissory note and agreement, dated May 3, 2020 (the “PPP Note Agreement”), matures on May 3, 2022 and bears interest at a rate of 1.00% per annum. Pursuant to a change in guidance by the U.S. Small Business Administration, the initial monthly payment date of the PPP Note Agreement was deferred from November 1, 2020 to August 18, 2021. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. We have used and intend to continue to use the PPP Loan amount for payroll costs, costs used to continue group health care benefits, rent, and utilities. Under the terms of the PPP Note Agreement, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses, as described in the PPP Note Agreement.

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

On June 19, 2020, Sam Runco notified the Company of his decision to resign from the Company’s board of directors (the “Board”), effective June 19, 2020. Mr. Runco served on the Nominating and Corporate Governance Committee of the Board. Mr. Runco did not resign due to any disagreement between the Company and Mr. Runco, or any matter related to the Company’s operations, policies or practices. On June 22, 2020, the Board, pursuant to its powers under the Company’s bylaws, appointed Sriram Peruvemba as a member of the Board to replace Mr. Runco, effective June 22, 2020. Mr. Peruvemba serves as a director until the next annual meeting of the Company’s stockholders, at which time he will stand for election until the annual meeting of the Company’s stockholders following his election, or his earlier resignation, retirement, or other termination of service.

Potential Impacts of the Novel Coronavirus (“COVID-19”) on Our Business and Operations

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During our second fiscal quarter, we observed decreased demand from certain of our customers due to the temporary closure by many retailers. Our third fiscal quarter saw increased customer demand as retailers reopened. However, another closure by retailers could impact customer demand in the future.

Given the fact that our products are sold through a variety of distribution channels, we expect that our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although we observed fluctuating demand for our products and technology between April and September 2020, we are unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on our business, operations, financial condition, financial results or prospects. We also cannot be certain how demand may shift over time, as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

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

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenue

Revenue for the three months ended September 30, 2020 was $607,000, an increase of $188,000 or 45%, compared to the same period of 2019. The increase was primarily due to increased volumes.

Revenue for the nine months ended September 30, 2020 was $1,366,000, an increase of $130,000, or 11%, compared to the same period of 2019. The increase was primarily due to increased volumes associated with new customer design wins which offset the decreased sales volume earlier in the year associated with the Covid-19 purchasing slowdown in the second quarter of 2020.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the three months ended September 30, 2020 was $503,000 an increase of $116,000 or 30% compared to the revenue for the three months ended September 30, 2019 of $387,000. The increase was primarily attributable to the direct material costs associated with higher sales volumes.

Cost of revenue for the nine months ended September 30, 2020 was $1,187,000 an increase of $63,000 or 6%, compared to the revenue for the nine months ended September 30, 2019 of $1,124,000. The increase was primarily attributable to the direct material costs associated with higher sales volumes.

Research and Development

Research and development expenses for the three months ended September 30, 2020 were $1,240,000, a decrease of $189,000 or 13%, compared to the research and development expenses for the three months ended September 30, 2019 of $1,429,000. The decrease in research and development expenses is primarily related to decreased salary and benefit expenses of $112,000 as well as decreased consulting and direct material usage of $134,000 and $74,000, respectively, partially offset by increased stock compensation of $134,000.

Research and development expenses for the nine months ended September 30, 2020 were $3,278,000, a decrease of $917,000 or 22%, compared to the research and development expenses for the nine months ended September 30, 2019 of $4,195,000. The decrease in research and development expenses is primarily related to decreased salary and benefit expenses of $396,000, reduced consulting fees, direct materials, travel expenses and recruiting fees of $538,000, $82,000, $36,000 and $29,000, respectively, partially offset by increased stock compensation of $166,000.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2020 were $835,000, an increase of $141,000 or 20%, compared to the sales and marketing expenses for the three months ended September 30, 2019 of $694,000. The increase in sales and marketing expenses is primarily related to increased stock compensation and advertising of $162,000 and $65,000, respectively, offset partially by reduced consulting fees and public relation charges of $26,000 and $33,000, respectively.

Sales and marketing expenses for the nine months ended September 30, 2020 were $2,043,000, a decrease of $76,000 or 4%, compared to the sales and marketing expenses for the nine months ended September 30, 2019 of $2,119,000. The decrease in sales and marketing expenses is primarily related to reduced consulting fees of approximately $218,000, which includes $22,000 of decreased stock compensation charges, decreased travel and public relation charges of $75,000 and $89,000, respectively, offset partially by increased advertising, product management fees and employee stock compensation charges of $80,000, $35,000 and $197,000, respectively.

General and Administrative

General and administrative expenses for the three months ended September 30, 2020 were $1,014,000, an increase of $426,000 or 72%, compared to the general and administrative expenses for the three months ended September 30, 2019 of $588,000. The increase in general and administrative expenses is primarily related to increased salary and benefit expenses of $70,000, as the Company added a senior financial executive in September 2019, increased stock compensation and legal expenses of $324,000 and $85,000, respectively, offset partially by decreased investor relations and travel expenses of $23,000 and $16,000, respectively.

General and administrative expenses for the nine months ended September 30, 2020 were $2,512,000, an increase of $652,000 or 35%, compared to the general and administrative expenses for the nine months ended September 30, 2019 of $1,860,000. The increase in general and administrative expenses is primarily related to increased salary and benefit expenses of $149,000, as the Company added a senior financial executive in September 2019, increased stock compensation and legal expenses of $397,000 and $223,000, respectively, and a contingency accrual of $237,000 related to the Alexander settlement discussed in Note 8 – Contingencies. The increase was partially offset by decreased investor relations and travel expenses of $336,000 and $46,000, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2020 was $5,000, an increase of $5,000, compared to the interest expense for the three months ended September 30, 2019 of $0. Interest expense is primarily related to interest accrued on the PPP Loan.

Interest expense for the nine months ended September 30, 2020 was $1,394,000, an increase of $1,394,000 compared to the interest expense for the nine months ended September 30, 2019 of $0. Interest expense for the nine months ended September 30, 2020 was primarily due to the full amortization of debt discounts associated with the convertible debt that the Company incurred in March 2020, as such convertible debt was fully repaid in April 2020. No interest expense was booked in the nine months ended September 30, 2019, as the Company had no outstanding debt.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended September 30, 2020 was $0, compared to a gain of $18,000 due to the change in fair value of warrant liability for the three months ended September 30, 2019. The gain for the three months ended September 30, 2019 is due to the decrease in our common stock price during the period.

Change in fair value of warrant liability for the nine months ended September 30, 2020 resulted in a gain of $24,000, compared to a gain of $193,000 due to the change in fair value of warrant liability for the nine months ended September 30, 2019. The gains for the nine months ended September 30, 2020 and 2019 is due to the decrease in our common stock price during both the respective periods.

Change in Fair Value of Derivative Liability

There was no change in fair value of derivative liability for the three months ended September 30, 2020 and 2019.

Change in fair value of derivative liability for the nine months ended September 30, 2020 was $0, compared to an expense of $171,000 for the nine months ended September 30, 2019. The $171,000 expense recorded in the nine months ended September 30, 2019 was related to the change in fair value of the embedded conversion feature included in the Company’s Series A Preferred Stock as of September 30, 2019.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2020 were $9,104,000, compared to $298,000 as of December 31, 2019. The increase in cash and cash equivalents during the nine months ended September 30, 2020 was directly related to the issuance of common stock, prefunded warrants and related warrants whereby the Company raised net proceeds of $16,191,000, the issuance of convertible notes, under which the Company raised net proceeds of $1,396,000 and the issuance of a note payable, under which the Company raised $847,000. The cash provided by these financing activities was offset by the use of cash to fund operations and repayment of convertible notes payable totaling $2,151,000.

We incurred a net loss of $9,068,000 for the nine months ended September 30, 2020 and used net cash in operating activities of $7,499,000. For the nine months ended September 30, 2019, we incurred a net loss of $8,097,000 and used net cash in operating activities of $8,454,000. Excluding non-cash adjustments, the primary reasons for the use of net cash from operating activities during the nine months ended September 30, 2020 is related to the decrease in accounts payable and accrued liabilities of $643,000 and $234,000, respectively, compared to the increase in inventories and prepaid expenses and other assets of $653,000 and $481,000, respectively, during the nine months ended September 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2020, the board of directors (the “Board”) of the Company adopted its 2020 Stock Incentive Plan (the “2020 Plan”) and the reservation of an aggregate of 650,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), authorized for issuance under the 2020 Plan. The 2020 Plan authorizes the grant of equity-based compensation to the Company’s senior managers, employees, directors, consultants, professionals and service providers in the form of stock options, restricted stock and restricted stock units (each, an “RSU” and collectively, the “RSUs”). The 2020 Plan was approved by the Company's shareholder on October 20, 2020.

On July 27, 2020, the Company granted an aggregate of 237,824 RSUs under the 2020 Plan (collectively the “2020 RSU Grants”) to the following executives officers of the Company: (i) to Brett Moyer, the Company’s President, Chief Executive Officer and Chairman of the Board, 145,000 RSUs; (ii) to George Oliva, the Company’s Chief Financial Officer, 61,824 RSUs; and (iii) to Gary Williams, the Company’s Chief Accounting Officer and VP of Finance, 31,000 RSUs. Each of the 2020 RSU Grants are scheduled to vest on the first, second, and third anniversaries of August 15, 2020, so long as such executive officer remains in service of the Company on each such anniversary. Each RSU represents the right to receive one share of Common Stock under the 2020 Plan. The 2020 RSU Grants were issued in reliance on the exemption from registration pursuant to Rule 701 under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously disclosed in the Current Report on the Form 8-K filed on March 3, 2020 with the SEC, on February 28, 2020, the Company issued to certain investors (the “Holders”) units (the “Units”), which consisted of an aggregate of (i) 1,821,030 shares (“Original Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (or 91,062 Original Shares after giving effect to the Company’s one-for-twenty reverse stock split, effective on April 9, 2020 (the “Reverse Split”)), and (ii) warrants to purchase an aggregate of 910,509 shares of Common Stock (“Original Warrants”) (or 45,534 Original Warrants after giving effect to the Reverse Split), which Units were issued to the Holders at a price per Unit of $0.4585 (or $9.17 per Unit after giving effect to the Reverse Split) pursuant to certain Unit Purchase Agreement, dated February 4, 2020 and certain Subscription Agreement, dated February 28, 2020 by and among the Company and the Holders (collectively with other related transaction documents, the “Original Agreements”).

On November 9, 2020, in order to resolve a dispute between the Holders and the Company regarding certain registration rights in connection with the Original Agreements, the Company entered into a Settlement Agreement with each of the Holders, pursuant to which (i) the Company and the Holders agreed to amend the Original Warrants (the “Amended Warrants”) to provide for the purchase of one additional share of Common Stock for each share of Common Stock available under the Original Warrants, (ii) the Company and the Holders agreed to amend the Original Warrants to reduce the exercise price to$2.55, and (iii) the Company agreed to issue an additional 236,375 shares of Common Stock and 236,369 common stock purchase warrants to purchase up to 236,369 shares of Common Stock. As consideration for the foregoing, the Holders agreed to release any and all claims they may have against the Company, including, but not limited to, claims arising in connection with any Original Shares, Original Warrants, and Amended Warrants held by the Holders.

In connection with the Settlement Agreement, on November 9, 2020, the Company also entered into (i) a registration rights agreement with the Holders, pursuant to which the Company agreed within 45 days of the date of the Settlement Agreement to file with the SEC a registration statement on Form S-3 (or other applicable registration statement under the Securities Act of 1933, as amended) covering the resale of all the Additional Warrant Shares, the Settlement Shares and the Settlement Warrant Shares; and (ii) a leak-out agreement with each Holder (the “Leak-Out Agreement”), pursuant to which each Holder is not permitted to sell more than 10% of the number of shares of Common Stock held by such Holder in any trading day, commencing on November 9, 2020 (the date of the Leak-Out Agreement) and ending on the date on which each of such Holder no longer holds any Settlement Shares.

Item 6. Exhibits

Exhibit Number	Description

4.1	Form of Amendment to Common Stock Purchase Warrant
4.2	Form of Common Stock Purchase Warrant
10.1	Form of Settlement and Release Agreement, dated November 9, 2020, by and among the Company and each Holder
10.2	Form of Registration Rights Agreement, dated November 9, 2020, by and among the Company and the Holders
10.3	Form of Leak-Out Agreement, dated November 9, 2020, by and between the Company and each Holder
10.4	Lease Agreement by and between Portland 2 LLC and the Company, dated August 18, 2020.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Wireless Technologies, Inc.

Date: November 10, 2020	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 10, 2020	By:	/s/ George Oliva
George Oliva
Principal Financial Officer (Duly Authorized Officer and Principal Financial Officer)