Form 10-K
period 2020-12-31
Summit Wireless Technologies, Inc.
filed 2021-03-16
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

6840 Via Del Oro Ste. 280

San Jose, CA 95119

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (408) 627-4716

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $16,478,122 based on the closing price of $2.15 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 10,488,853 shares of its common stock outstanding as of March 12, 2021.

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

As part of the effort to grow the wireless multichannel home audio segment, Summit was a founding member of the WiSA Association, an association dedicated to providing industry leadership and consumer choice through interoperability testing between brands. There are currently over 70 brands participating in the WiSA Association. Products certified and marked with a WiSA Association logo have been tested to interoperate. This preserves consumer choice by enabling consumers to choose different wireless transmitting products across different brands where audio is decoded with speakers that have the WiSA Association logo displayed. Our marketing strategy focuses on, what we believe, are two emerging wireless audio market needs: better audio quality and lower signal latency. Summit currently sells custom semiconductor chips and wireless modules to a growing list of consumer electronics customers, including major brands in the consumer electronic industry. We believe that a growing adoption of our technology by leaders in this industry will revolutionize the way people experience media content through their mobile devices, televisions (“TVs”), game consoles and personal computers (“PCs”).

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

Our Technology

Our technology addresses some of the main issues that we perceive are hindering the growth of the home theater: complexity of installation and cost. We believe that consumers want to experience theater quality surround sound from the comfort of their homes. However, wired home theater systems often require expensive audio-visual (“AV”) receivers to decode the audio stream, leaving the consumer with the burden of concealing the wires. Hiring a professional to hide the wires into the walls or floor is invasive, complicated, costly and time consuming. Further, people who rent as opposed to own their home may not be able to install these systems as the installation construction needed may not be permitted under a lease agreement. Our first-generation wireless technology addresses these problems by transmitting wireless audio to each speaker at Blu-ray quality (uncompressed 24-bit audio up to 96 kHz sample rates) and emphasizing ease of setup. To our knowledge, Summit’s custom chips and modules technology is one of the only technologies available today that can stream up to eight (8) separate wireless audio channels with low latency, removing lip-sync issues between the audio and video sources. In addition, every speaker within a system that utilizes our technology can be synchronized to less than one microsecond, thus eliminating phase distortion between speakers. Summit’s first-generation technology shows that wireless home theater systems are viable home audio solutions for the average consumer and audio enthusiast alike.

Summit is currently developing certain proprietary software for which patent applications have been submitted that we believe will allow us to enable smart devices that have Wi-Fi and video media to deliver surround sound audio. A prototype version of our software technology has been demonstrated to select customers (pursuant to confidentiality agreements) at the Consumer Electronics Show 2020 in Las Vegas, Nevada. Our goal is to commercialize a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost systems on a chip (“SOC”) and modules, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

WiSA Association

Our wholly-owned subsidiary, WiSA, LLC, operates the WiSA Association, which is an association comprised of brands, manufacturers, and influencers within the consumer electronics industry, all of which agree that a standardized method of interoperability between wireless audio components should exist, and most of which believe that products should be brought to market with this goal in mind. The WiSA Association creates, maintains and manages specifications for wireless interoperability that are available to all association members. For products with a WiSA Association certification, the WiSA Association also creates, maintains and manages testing criteria and specifications for all products to be listed, marketed and sold. WiSA-certification is an industrywide “stamp of approval” certifying that a product is interoperable with other products in the WiSA ecosystem and has passed several high-performance tests ensuring interoperability and wireless performance standards are met. As the sole owner of WiSA, LLC, we certify all WiSA Association products. LG Electronics introduced two premium model lines, OLED and Nanocell TVs, as WiSA ReadyTM TVs in 2019 and has continued the feature in their 2020 TVs. The Company expects three to four additional TV brands to be marketing WiSA projects in 2021.

In 2018, the Company introduced the WiSA ReadyTM certification. The WiSA ReadyTM certification identifies entertainment sources – such as TVs, gaming systems or computers – that are equipped to deliver up to eight (8) channels of HD audio to WiSA-certified speakers when connected with a WiSA Universal Serial Bus (“USB”) transmitter. This program simplifies consumer set-up and reduces costs by replacing AV receivers or wireless hubs with a low-cost USB accessory. We believe that using WiSA ReadyTM products allows consumers to more simply and conveniently enjoy wireless multi-channel sound, eliminating the clutter, wires and complicated installs generally required to create immersive audio experiences.

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

WiSA Association has dramatically increased consumer awareness, as measured by web traffic through their website. There were 365,000 web visits in 2020, representing an increase of 339,000 from 26,000 visits in 2019. The WiSA Association utilizes Google analytics to identify and measure unique user web traffic.

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

Modules for Consumer Products

Summit’s TX modules are targeted for integration into TVs, AV receivers, media hubs and USB or HDMI dongles. Summit’s transmitter, with its integrated antenna, is designed to support rooms as large as 10-meters by 10-meters with uncompressed, 24-bit audio up to 96 kHz sample rate. The module supports a simple interface, with Inter-IC Sound (“I2S”) or USB audio and control. In addition, Summit’s technology has been approved by Digital Content Protection, LLC, the licensing agency for High-bandwidth Digital Content Protection, as an audio-only output technology for retransmission of audio content.

Summit’s receiver interfaces to a digital amplifier and is designed to be integrated directly into a home theater speaker. The four (4) printed circuit board (PCB) antennas simplify system integration while providing robust reception of 24-bit audio up to 96 kHz sample rates virtually anywhere within a 10-meter by 10-meter space. It supports one or two separate audio outputs via I2S. An optional interface on the receiver module can be enabled to configure the speaker type and provide volume/mute control at the speaker. Alternatively, the speaker type can be assigned at the factory for preconfigured Home Theater in a Box applications.

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

In addition to easy installation, Summit modules provide consumers with a multitude of options, allowing customization of a home theater specific to each consumer, without being forced to stick with one brand of speaker. For example, our hope is that a consumer might start with a Summit enabled sound bar for their TV and then add a Summit enabled subwoofer. That same system can be easily upgraded to a variety of surround sound systems by simply adding more speakers. Our technology will allow consumers to upgrade an audio system or just one component of the system without the need to replace the entire system. Consumers can keep the original transmitter, sound bar, and subwoofer and integrate them seamlessly into a new system. Being able to outfit a home entertainment system with Summit-enabled speakers and components gives consumers the ability to express their individual preference and needs and provides the assurance that the devices will interoperate, delivering what we believe is the highest standard in HD wireless surround sound.

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

Profitability of Audio Component Accessories

High-definition televisions (“HDTVs”) are getting thinner and it is becoming increasingly difficult to incorporate the latest electronic advances into such thin displays. Over two hundred million smart TVs are currently sold annually. We expect that eventually most of the electronics will be external to the display. We believe that the first physical feature to be removed from HDTVs will be the audio component, since there is very little room for quality speakers in today’s thin displays. We believe that HDTV manufacturers know that they need to provide an audio alternative. Additionally, since cost is a significant consideration, we believe that some manufacturers may offer external sound bars which will satisfy some consumers, but perhaps not the consumers who desire a high-quality audio alternative. Over nine million sound bars are forecasted to be sold in the United States in 2021 by CTA (Consumer Technology Association) which would equate to 30 to 40 million worldwide. We believe that these developments are creating an inflection point in the market, and manufacturers are looking to Summit’s technology to create a standard for wireless audio interoperability that will support a long-term product strategy for the successful development of high quality, wireless audio products. By designing speaker systems that incorporate Summit’s technology, consumer electronics companies will be able to sell easy-to-install surround sound audio solutions alongside TVs.

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

What Distinguishes Summit from its Competitors

Both the proprietary technology and the adoption of the technology by leaders in consumer electronics are differentiating factors for Summit. Our management believes that Summit is one of the only companies with the technical capabilities of transmitting high resolution, low latency, and speaker synchronization of wireless audio capable of supporting up to 8 channels. Premium consumer brands, like Bang & Olufsen, Harman International, a division of Samsung and LG Electronics have begun to adopt our technology as a valued feature in performance products.

Category Defining Wireless Audio

Our first generation wireless audio technology delivers industry leading 8 channels of uncompressed audio directly to the speakers in 24-bit and up to 96 kHz sample rates. This means that a consumer can experience audio exactly as it was mastered in the studio. Summit’s technology supports surround sound systems up to 7.1 or 5.1.2 for Dolby Atmos® configurations.

Alternative technologies such as, Bluetooth and Wi-Fi standards were not designed to transmit fixed low latency audio that is synchronized to video. However, Bluetooth and Wi-Fi standards can work well for audio-only wireless transmission, when video is not a part of the listening experience. In audio-only applications, latency is less critical and audio data can be buffered in memory to ensure proper speaker synchronization even when data retransmissions are needed in today’s congested wireless environments. In video applications, retransmissions add to latency. Standard Bluetooth and Wi-Fi standards have long variable latency that can exceed acceptable audio to video synchronization and make quality multichannel audio experience unachievable. A few custom silicon-based solutions exist today that improve on Bluetooth and Wi-Fi standards based performance, but compared to Summit, such products have longer latencies, lower performing speaker synchronization, and are limited to 2-4 audio channels and often only support 16-bit CD quality audio.

Summit’s technology roadmap includes proprietary software that will enable standard Wi-Fi protocol to support multi-channel audio for video applications, while permitting Summit to leverage Wi-Fi’s lower chip and module cost structure. Summits first generation technology was designed for the mid to high end home theater market and offers a unique feature set that is expected to be included in new product designs for years. Summit’s new Wi-Fi strategy enables the Company to compete in the entry level home theater market at Bluetooth price points, while delivering superior multi-channel performance for higher volume applications. The Company’s recently announced Discovery module is the first product that integrates Summit’s new software which enables a transceiver module to keep up to four independent wireless audio channels synchronized in a room size up to 10 meters square. The Discovery modules is ideally suited for entry level home entertainment systems, including sound bars, TVs, subwoofers and Dolby Atmos® applications.

Summit Customers

Summit currently sells wireless modules containing custom semiconductor chips to a growing list of consumer electronics customers, including major brands such as Bang & Olufsen, Enclave Audio, Klipsch, LG, Harman International, a division of Samsung, Savant, Skyworth and System Audio. We believe that the use of our products by well-known consumer electronics brands will provide an opportunity to create wireless audio products that are simple to install and perform at high levels. Brands such as Bang & Olufsen and Klipsch have chosen Summit technology to drive their wireless home audio/theater product assortments. We believe that their leadership has brought credibility to the technology and paved the way at retail for other brands to follow.

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

Interoperability

Interoperability is a key aspect of wireless technology. We believe that this is especially true with audio technology, where unique designs, price points, audio quality and capabilities as well as consumer brand loyalties are significant factors for the end consumer. Creating home theater and audio components that all work with an interoperable standard creates a high level of confidence in retailers and consumers in the functionality of the entire entertainment system. Interoperability also increases the opportunity for specialized brands to create new and innovative products knowing they can focus on their specific part of the market and rely on others to create the necessary cohort components.

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

Research and Development

As of December 31, 2020, our research and development department consisted of 25 dedicated employees, 1 of which was working part-time. Summit’s engineering team has a wide range of expertise, capable of developing all levels of product design, from Application Specific Integrated Circuits (“ASIC”) to modules to finished products. Summit research and development has and will continue developing trade secrets for Digital Signal Processing (“DSP”), RF design and testing of Summit technologies.

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

Sales Channels and Customers

Summit sells modules and integrated circuits (“ICs”) directly to OEM brands worldwide which in turn, sell their system level products to end customers through a vast channel of retailers and dealer networks. Internationally known brands such as Bang & Olufsen, Harman International, a division of Samsung, LG, System Audio, Klipsch, Axiim, Enclave and many others are among our current customers, with products aimed at the wireless home theater market. Most of these brands sell thru big box retail and online e-tail.

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

Intellectual Property

We have key IP assets, including patents and trade secrets developed based on our technical expertise. As of December 31, 2020, we had 10 issued patents and 5 pending patent applications in the United States and 2 applications outside the United States. The patents cover several areas of a multi-channel system. Our currently issued patents expire at various times from December 31, 2029 through February 21, 2034.

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

Employees

As of December 31, 2020, we had a total 40 employees working in the United States and internationally. In the United States, we had 38 employees, 1 of which was working part-time, including 25 employees that work in our research and development department, 7 employees in our sales and marketing department, 1 employee that works in our manufacturing/logistics/fulfillment department and 5 employees that work in our general and administrative department. Additionally, we have one logistics employee and one sales employee in Taiwan. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

Item 1A.	Risk Factors.

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Facilities

Our finance office is located in San Jose, California, where we lease approximately 1,500 square feet for approximately $1,500 per month on a month to month basis. Effective November 1, 2020, our research and development, production, sales and marketing personnel moved to a new office space in Beaverton, Oregon. Under such lease, which is scheduled to terminate on January 31, 2024, we lease approximately 10,500 square feet for approximately $18,000 per month.

We lease all of our facilities and do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, suitable additional space will be available to accommodate expansion of our operations.

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

Holders

As of March 12, 2021, there were approximately 123 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

All share and price per share information in Part II of this Report has been adjusted to reflect our one-for-twenty reverse stock split of our outstanding Common Stock, which became effective for the trading of our Common Stock on April 9, 2020:

On January 23, 2020, we entered into a funding agreement, as amended (the “Funding Agreement”), which provided for the issuance to an unaffiliated accredited investor of a convertible promissory note in the principal amount of $111,100, reflecting a 10% original issue discount, 500 shares of our Common Stock and a five-year warrant exercisable for 7,936 shares of our Common Stock at an exercise price of $9.80 per share in consideration for $100,000, which was funded on January 24, 2020. Additionally, pursuant to the Funding Agreement, such investor was granted a most favored nation right. As of December 31, 2020, the outstanding debt owed to such investor pursuant to the Funding Agreement has been fully repaid.

On February 28, 2020, the Company completed a private placement (the “February 2020 Private Placement”) of $835,000 of units (the “Units”), which consisted of (i) 91,062 shares of Common Stock and (ii) five-year warrants to purchase up to an aggregate of 45,534 shares of Common Stock, which were immediately exercisable upon issuance at $9.80 per share, subject to 4.99% beneficial ownership limitations and adjustment for stock splits and similar capital changes (the “February 2020 Warrants”). The Units were issued at a price per Unit of $9.17 pursuant to unit purchase agreements, dated February 4, 2020 (the “Unit Purchase Agreements”), and subscription agreements, dated February 28, 2020 by and among the Company and the purchasers signatory thereto. The February 2020 Private Placement, which was priced above market, resulted in gross proceeds of $835,000 before fees and other expenses associated with the transaction. The proceeds of such offering were used primarily for increasing stockholders’ equity in order to comply with Nasdaq Listing Rule 5550(b) and for general corporate purposes.

On March 30, 2020, the Company completed a private placement (the “March 2020 Private Placement”) of a senior secured convertible instrument (the “March 2020 Note”) and a warrant (the “March 2020 Warrant”) to purchase 227,679 shares of Common Stock at an exercise price of $6.40 per share. The March 2020 Note and March 2020 Warrant were issued pursuant to a securities purchase agreement (the “March 2020 Purchase Agreement”), entered into as of March 22, 2020, by and between the Company and an institutional investor (the “Investor”). The March 2020 Private Placement resulted in gross proceeds of $1,700,000, before fees and other expenses associated with the transaction, including but not limited to, an $85,000 commitment fee payable to the Investor. The net proceeds received by the Company in connection with the March 2020 Private Placement was used primarily for working capital, debt repayment and general corporate purposes. Additionally, the Company agreed to issue to Maxim Group LLC, the placement agent for the March 2020 Private Placement, a warrant to purchase up to an aggregate of 20,400 shares of Common Stock, subject to adjustment, as partial consideration for serving as placement agent in connection with the March 2020 Private Placement.

On June 8, 2020, the Company closed a registered direct offering (the “June 8th Offering”) for gross proceeds of approximately $5.8 million, before deducting underwriting discounts and commissions and estimated offering expenses of (i) an aggregate of 2,275,000 shares of Common Stock and (ii) the June 8th Warrants, with a term of 5.5 years, which are exercisable for an aggregate of up to 2,275,000 shares of Common Stock at an exercise price of $2.55 per share, subject to customary adjustments thereunder. The net proceeds from the June 8th Offering are being used for working capital, capital expenditures, product development, and other general corporate purposes, including investments in sales and marketing in the United States and internationally. The June 8th Offering was conducted pursuant to a securities purchase agreement, dated June 4, 2020, by and among us and each of the Selling Stockholders, as well as a placement agency agreement, dated June 4, 2020, between us and Maxim Group LLC, the placement agent for such offering.

On June 11, 2020, the Company closed a registered direct offering (the “June 11th Offering”) for gross proceeds of approximately $5.3 million, before deducting underwriting discounts and commissions and estimated offering expenses of (i) an aggregate of 2,040,000 shares of Common Stock and (ii) the June 11th Warrants, with a term of 5.5 years, which are exercisable for an aggregate of up to 2,040,000 shares of Common Stock at an exercise price of $2.61 per share, subject to customary adjustments thereunder. The net proceeds from the June 11th Offering are being used for working capital, capital expenditures, product development, and other general corporate purposes, including investments in sales and marketing in the United States and internationally. The June 11th Offering was conducted pursuant to a securities purchase agreement, dated June 9, 2020, by and among us and each of the Selling Stockholders, as well as a placement agency agreement, dated June 9, 2020, between us and Maxim Group LLC, the placement agent for such offering.

On November 9, 2020, in order to resolve a dispute between the Unit holders and the Company regarding certain registration rights in connection with the Unit Purchase Agreements, we entered into that certain Settlement and Release Agreement (the “Unit Settlement Agreements”) with each Unit holder, pursuant to which (i) we and the Unit holders agreed to amend the February 2020 Warrants to provide for the purchase of one additional share of Common Stock for each share of Common Stock available under the February 2020 Warrants, (ii) we and the Unit holders agreed to amend the February 2020 Warrants to reduce the exercise price to $2.55 (the “Amended Warrants”), and (iii) we agreed to issue an additional 236,375 shares of Common Stock and common stock purchase warrants to purchase up to an aggregate of 236,369 shares of Common Stock (the “New Unit Warrants”). As consideration for the foregoing, the Unit holders agreed to release any and all claims they may have against us, including, but not limited to, claims arising in connection with any shares of Common Stock, February 2020 Warrants, and Amended Warrants held by the Unit holders.

On July 27, 2020, the board of directors of the Company (the “Board”) adopted the Company’s 2020 Stock Incentive Plan (the “2020 Plan”) and the reservation of an aggregate of 650,000 shares of Common Stock authorized for issuance under the 2020 Plan, which 2020 Plan was approved by the Company's stockholders on October 20, 2020. On July 27, 2020, the Company granted an aggregate of 614,824 restricted stock units (“RSUs”) under the 2020 Plan to certain participants under the 2020 Plan (the “Participants”), subject to stockholder approval of the 2020 Plan. Each of the RSUs granted to the Participants are scheduled to vest on the first, second, and third anniversaries of August 15, 2020, so long as such Participant remains in the service of the Company on each such anniversary. Each RSU represents the right to receive one share of Common Stock under the 2020 Plan. The Company intends for the shares of Common Stock issuable under the 2020 Plan to be registered under a Form S-8 registration statement, and for the RSUs granted to the Participants to be registered for resale pursuant to a prospectus included in such registration statement, which the Company filed with the SEC on February 27, 2021.

On October 5, 2020, we entered into an agreement with a third party platform provider pursuant to which such provider agreed to host certain of our company information, including our presentations, on its platform. In partial consideration for such services, upon entering into such agreement, we issued 25,000 restricted shares of Common Stock to such provider.

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

Item 6.	[Reserved]

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were formed as Summit Semiconductor, LLC, a Delaware limited liability company, on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017, at which time we changed our name to Summit Semiconductor, Inc. Effective as of September 11, 2018, we changed our name to Summit Wireless Technologies, Inc. We run our operations through Summit Wireless Technologies, Inc., as well as through our wholly-owned subsidiary WiSA, LLC, a Delaware limited liability company. The address of our corporate headquarters is 6840 Via Del Oro, Ste. 280, San Jose, CA 95119. Our website address is www.summitwireless.com. The information contained in or accessible through our website is not part of this Report and is intended for informational purposes only.

We are an early stage technology company and our primary business focus is to enable mainstream consumers and audio enthusiasts to experience high quality audio. We intend to continue selling our semiconductors and wireless modules to consumer electronics companies while also increasing our focus on implementing a software licensing business segment.

Our technology addresses some of the main issues that we perceive are hindering the growth of the home theater: complexity and cost. We believe that consumers want to experience theater quality surround sound from the comfort of their homes. However, wired home theater systems often require expensive audio-visual (“AV”) receivers to decode the audio stream, leaving the consumer with the burden of concealing the wires. Hiring a professional to hide the wires into the walls or floor is invasive, complicated, costly and time consuming. Further, people who rent as opposed to own may not be able to install these systems as the installation construction needed may not be permitted under a lease agreement. Our first-generation wireless technology addresses these problems by transmitting wireless audio to each speaker at Blu-ray quality (uncompressed 24-bit audio up to 96 kHz sample rates) and emphasizing ease of setup. To our knowledge, our custom chips and modules technology is one of the only technologies available today that can stream up to eight (8) separate wireless audio channels with low latency, removing lip-sync issues between the audio and video sources. In addition, every speaker within a system that utilizes our technology can be synchronized to less than one microsecond, thus eliminating phase distortion between speakers. Our first-generation technology shows that wireless home theater systems are viable home audio solutions for the average consumer and audio enthusiast alike.

We are currently developing certain proprietary software for which patent applications have been submitted that we believe will allow us to enable smart devices that have Wi-Fi and video media to deliver surround sound audio. A prototype version of our software technology has been demonstrated to select customers (pursuant to confidentiality agreements) at the Consumer Electronics Show 2020 in Las Vegas, Nevada. Our goal is to commercialize a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost systems on a chip (“SOC”) and modules, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

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

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During our second fiscal quarter, we observed decreased demand from certain of our customers due to the temporary closure by many retailers. Our third and fourth fiscal quarters saw improved customer demand as retailers partially reopened and demand for an in-home immersive cinema experience increased, while public cinemas remained closed throughout many regions in the country. However, another closure by retailers, as well as a reopening of more public cinemas, could impact customer demand in the future.

Given the fact that our products are sold through a variety of distribution channels, we expect that our sales will experience some volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. To date, we have experienced a shipment delay from one of our suppliers due to COVID-19, however we do not believe such delay will have a material adverse impact on our operating results and we have not experienced a material supply interruption. There can be no assurance that we will not experience material supply delays or interruptions in the future due to COVID-19, although we do not believe supply interruptions to be likely at this time.

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

We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this Report. As of the date of this Report, we do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. If business interruptions resulting from COVID-19 were to be prolonged or expanded in scope, our business, financial condition, results of operations and cash flows would be negatively impacted. We will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

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

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

Revenue for the year ended December 31, 2020 was $2,404,000, an increase of $738,000, or 44%, compared to the revenue of $1,666,000 for the year ended December 31, 2019. The increase was primarily due to increased volumes.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the year ended December 31, 2020 was $1,977,000, an increase of $240,000, compared to cost of revenue of $1,737,000 for the year ended December 31, 2019. The increase was primarily attributable to the direct material costs associated with higher sales volumes, partially offset by $251,000 of reduced inventory obsolescence charges.

Research and Development

Research and development expenses for the year ended December 31, 2020 were $4,572,000, a decrease of $855,000, compared to expenses of $5,427,000 for the year ended December 31, 2019. The decrease in research and development expenses is primarily related to decreased salary and benefit expenses of $408,000, reduced consulting fees, direct materials, travel expenses and recruiting fees of $564,000, $77,000, $33,000 and $68,000, respectively, partially offset by increased stock compensation of $170,000.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2020 were $2,974,000, an increase of $140,000, compared to expenses of $2,834,000 for the year ended December 31, 2019. The increase in sales and marketing expenses is primarily related to increased stock compensation and advertising of $179,000 and $314,000, respectively, offset partially by reduced consulting fees, travel and public relation charges of $160,000, $107,000 and $91,000, respectively.

General and Administrative

General and administrative expenses for the year ended December 31, 2020 were $4,168,000, an increase of $1,339,000, compared to expenses of $2,829,000 for the year ended December 31, 2019. The increase in general and administrative expenses is primarily related to increased salary and benefit expenses of $176,000, as the Company added a senior financial executive in September 2019, increased stock compensation and legal expenses of $396,000 and $191,000, respectively, and settlement expenses of $879,000, which is discussed in Note 8 of the Company’s consolidated financial statements (Contingencies). The increase was partially offset by decreased investor relations expenses of $316,000.

Interest Expense, net

Interest expense, net for the year ended December 31, 2020 was $1,397,000, compared to $0 for the year ended December 31, 2019. Interest expense, net for the year ended December 31, 2020 was primarily due to the full amortization of debt discounts associated with the convertible debt that the Company incurred in March 2020, as such convertible debt was fully repaid in April 2020.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the year ended December 31, 2020 resulted in a gain of $16,000, compared to a gain of $204,000 for the year ended December 31, 2019. The gain for the year ended December 31, 2019 was due to the decrease in our Common Stock price during both the respective periods.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability for the year ended December 31, 2020 was $0, compared to an expense of $171,000 for the year ended December 31, 2019. The $171,000 expense recorded in the year ended December 31, 2019 was related to the change in fair value of the embedded conversion feature included in the Company’s 8% Senior Convertible Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), as of December 31, 2019.

Other Expense, net

Other expense, net for the year ended December 31, 2020 was $34,000, compared to other expense of $902,000 during the same period of 2019. Other expense, net for the year ended December 31, 2019 was primarily comprised of an $892,000 change in fair value of common stock warrants upon repricing.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2020 were $7,415,000, compared to $298,000 as of December 31, 2019. The increase in cash and cash equivalents during the year ended December 31, 2020 was directly related to the issuance of Common Stock, prefunded warrants and related warrants whereby the Company raised net proceeds of $16,156,000, the issuance of convertible notes for net proceeds of $1,396,000, and the issuance of a note payable, under which the Company raised $847,000. The cash provided by these financing activities was offset by the use of cash to fund operations and repayment of convertible notes payable totaling $2,151,000.

We incurred a net loss of $12,705,000 for the year ended December 31, 2020 and used net cash in operating activities of $9,859,000. For the year ended December 31, 2019, we incurred a net loss of $12,038,000 and used net cash in operating activities of $11,032,000.

Excluding non-cash adjustments, the primary reasons for the use of net cash from operating activities during the year ended December 31, 2020 is related to the decrease in accounts payable of $882,000, offset partially by the increase in accrued liabilities of $263,000.

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

Based on current operating levels, the Company may need to raise additional funds in the second half of 2021. Management of the Company intends to raise additional funds through the issuance of equity securities or debt. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are not required to provide the information required by this Item as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements, notes to the consolidated financial statements and the respective report of the Company’s independent registered public accounting firm required to be filed in response to this Item 8 begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this Report. This conclusion was based on the material weakness in our internal control over financial reporting further described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weakness in our internal control over financial reporting: insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both accounting principles generally accepted in the United States of America, or GAAP, and SEC guidelines.

We plan to continue to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this Report, we have not remediated the material weakness identified above. To remediate such weakness, we are continuing to adopt and implement written policies and procedures for accounting and financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the Company’s fourth quarter of the fiscal year ended December 31, 2020 covered by this Report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as described herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Other Executive Management and Directors

Our executive officers and directors and their respective ages and positions as of March 12, 2021 are as follows:

Name	Age	Positions
Executive Officers
Brett Moyer	63	President, Chief Executive Officer and Chairman of the Board
George Oliva	59	Chief Financial Officer and Secretary
Gary Williams	54	Chief Accounting Officer and VP of Finance

Directors
Lisa Cummins	51	Director (1)(3)
Jonathan Gazdak	48	Director
Dr. Jeffrey M. Gilbert	49	Director (2)(3)
Michael Howse	58	Director
Helge Kristensen	60	Director
Sriram Peruvemba (4)	55	Director (1)(2)
Robert Tobias (5)	57	Director (1)(2)(3)

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)	On June 19, 2020, Sam Runco notified us of his decision to resign from the Board. Effective June 22, 2020, the Board appointed Sriram Peruvemba as a member of the Board to replace Mr. Runco.
(5)	On February 6, 2020, Brian Herr notified the Company of his decision to resign from the Board. Effective February 10, 2020, the Board appointed Mr. Tobias as a member of the Board to replace Mr. Herr.

Executive Officers

Brett Moyer, Chief Executive Officer, President and Director and Chairman. Brett Moyer is a founding member of the Company and has served as the President and Chief Executive Officer of the Company and as a member of its Board since August 2010. From August 2002 to July 2010, Mr. Moyer served as president and chief executive officer of Focus Enhancements, Inc., a developer and marketer of proprietary video technology and UWB wireless chips. From February 1986 to May 1997, Mr. Moyer worked at Zenith Electronics Inc. a consumer electronic company, where he had most recently been the vice president and general manager of its Commercial Products Division. Between August 2017 and October 2019, Mr. Moyer served as a member of the board of directors of DionyMed Brands Inc., a company which operated a multi-state, vertically integrated operating platform that designs, develops, markets and sold a portfolio of branded cannabis products. From June 2016 to November 2018, Mr. Moyer served as a member of the board of directors of Alliant International University, a private university offering graduate study in psychology, education, business management, law and forensic studies, and bachelor’s degree programs in several fields. From 2003 to December 2015, he served as a member of the board of directors of HotChalk, Inc., a developer of software for the educational market, and from March 2007 to September 2008, he was a member of the board of directors of NeoMagic Corporation, a developer of semiconductor chips and software that enable multimedia applications for handheld devices. Mr. Moyer received a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Master’s of Business Administration with a concentration in finance and accounting from Thunderbird School of Global Management.

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

Directors

Lisa Cummins. Lisa Cummins has been a member of Board since June 2019. Ms. Cummins currently serves as Chief Financial Officer and Chief Operating Officer for Ayar Labs, a venture backed startup that is developing an optical based “chiplet” to provide high speed, high density & low power to replace traditional electrical based input/output. She joined Ayar Labs in January 2019 after overseeing a successful sale of Penguin Computing, a private equity backed company, to Smart Global Holdings in June 2018. Prior to that, from May 2007 to October 2012, she served as Chief Financial Officer at Adept Technology, a Nasdaq publicly traded global robotics company, where she oversaw investor relations, led the Sarbanes-Oxley Act of 2002, as amended, compliance, completed multiple acquisitions, and secured bank and equity financing including a secondary public offering. Ms. Cummins is a certified public accountant, inactive, earned a Business Economics degree from the University of California Santa Barbara and a Masters in Business Administration from St. Mary’s College. The Company believes that Ms. Cummins is qualified to serve on the Board because of her over-25 years of experience as a growth-oriented financial executive in global high-tech organizations.

Jonathan Gazdak. Jonathan Gazdak has been a member of the Board since June 2015. Mr. Gazdak has served as managing director and the head of investment banking at Alexander Capital L.P., an investment banking firm based in New York, since April 2014, concentrating in the technology, digital media, media and entertainment industries, as well as specialty finance vehicles. He has worked on a broad range of transactions, including public equity and debt financings, restructurings, mergers and acquisitions and special-purpose acquisition company (“SPAC”) transactions. Prior to Alexander Capital L.P., Mr. Gazdak served as head of the technology group at Aegis Capital Corp., a mid-sized broker-dealer, from November 2011 to April 2014. While at Aegis Capital Corp., he helped companies complete over 40 public and private financings and merger and acquisition transactions. Prior to Aegis Capital Corp., from June 2009 to October 2011, Mr. Gazdak worked in the media and entertainment group at Oppenheimer & Co. Inc., an investment banking and financial services firm. Prior to his career in investment banking, Mr. Gazdak was an entrepreneur who owned and managed an international IT consulting and services firm for 10 years, selling it in 2005. From May 1996 to May 2006, Mr. Gazdak was a national board member and regional president of the TechServe Alliance, which promotes the growth of hundreds of IT-related business around the nation. Mr. Gazdak received his MBA from Columbia Business School with Beta Gamma Sigma honors and received a degree with honors in mechanical engineering from the University of Florida. The Company believes that Mr. Gazdak is qualified to serve on the Board based on his deep experience as an entrepreneur as well as his broad experience in the finance and technology industries.

Dr. Jeffrey M. Gilbert. Dr. Gilbert has been a member of the Board since April 2015. Dr. Gilbert has been working in the Research and Machine Intelligence and Project Loon teams at Google, Inc. since March 2014, and from January 2014 to March 2014, Dr. Gilbert worked for Transformational Technology Insights LLC, a consulting company, where he served as the sole principal. Previously, from May 2011 to December 2013, Dr. Gilbert was chief technology officer of Silicon Image, Inc., a leading provider of wired and wireless connectivity solutions. Dr. Gilbert was responsible for Silicon Image Inc.’s technology vision, advanced technology, and standards initiatives. Prior to joining Silicon Image Inc., Dr. Gilbert was chief technical officer of SiBEAM Inc., a fabless semiconductor company pioneering the development of intelligent millimeter wave silicon solutions for wireless communications, from May 2005 to May 2011. Before SiBEAM Inc., Dr. Gilbert served as director of algorithms and architecture and other engineering and management positions at Atheros Communications, a semiconductor developer, from May 2000 to May 2005, where he led the development of that company’s 802.11n, 802.11g, eXtended Range (“XR”), and Smart Antenna technologies. Dr. Gilbert received a Ph.D. in Electrical Engineering from the University of California Berkeley, an M.Phil. in Computer Speech and Language Processing from Cambridge University, and a B.A. in Computer Science from Harvard College. The Company believes that Dr. Gilbert is qualified to serve on the Board to advise the Company on technology developments and management based on his long-standing experience in the wireless and technology industries.

Michael Howse. Michael Howse has been a member of the Board since April 2018 and served as the Company’s Interim Chief Strategy Officer from November 1, 2018 to July 16, 2020. Mr. Howse has served as founder and general partner of Eleven Ventures since 2015, a venture capital firm focused on the consumer technology, digital gaming and VR/AR markets. Previously, from 2013 to 2014, Mr. Howse served as Advanced Micro Devices, Inc.’s Corporate Vice President of New Ventures, where he was responsible for defining cloud GPU platforms and strategies. Prior, from 2008 to 2012, Mr. Howse served as chief executive officer and president of Bigfoot Networks, the creators of the Killer™ branded game networking technology, which was acquired by Qualcomm. Mr. Howse was integral in creating the 3D graphics category for mainstream consumers while serving in senior executive roles at Creative Labs, S3 and 3dfx Interactive. Mr. Howse received his undergraduate degree from UCLA in 1986 and completed the Executive MBA Program at Stanford University in 1995. Since 2013, he has served on the Executive Committee of the UCLA Venture Capital Fund and previously worked at U.S. Venture Partners from 2001 to 2003. Mr. Howse has received numerous industry awards, including “Marketer of the Year” from Marketing Computers Magazine/Brandweek, PC World’s “50 Best Products of All Time”, Fierce Wireless “Fierce 15” as well as an Academy of Interactive Arts & Sciences award for his pioneering work at Total Vision. He has also been a featured speaker at CES, E3, Churchill Club, Digital Hollywood, and Game Developers Conference (“GDC”) amongst others. The Company believes that Mr. Howse is qualified to serve on the Board because of his technology and managerial experience as well has his knowledge of the gaming industry.

Helge Kristensen. Helge Kristensen has been a member of the Board since August 2010. Mr. Kristensen has held high level management positions in technology companies for the last 25 years and for the last 18 years, he has served as vice president of Hansong Technology, an original device manufacturer of audio products based in China, and as president of Platin Gate Technology (Nanjing) Co. Ltd, a company with focus on service-branding in lifestyle products as well as pro line products based in China. Since August 2015, Mr. Kristensen has served as co-founder and director of Inizio Capital, an investment company based in the Cayman Islands. Mr. Kristensen has been involved in the audio and technology industries for more than 25 years. His expertise is centered on understanding and applying new and innovative technologies. He holds a master’s degree in Engineering and an HD-R, a graduate diploma, in Business Administration (Financial and Management Accounting) from Alborg University in Denmark. The Company believes that Mr. Kristensen is qualified to serve on the Board because of his technology and managerial experience as well has his knowledge of the audio industry.

Sriram Peruvemba. Sriram Peruvemba has been a member of the Board since June 2020. He is the CEO of Marketer International Inc., a marketing services firm, a position he has held since July 2014. He is also a board member of Visionect d.o.o, an electronics hardware company in Slovenia, since September 2017. He previously served as board member and chair of marketing for the Society for Information Display from August 2014 to July 2020. He was also a director of Quantum Materials Corp. from October 2015 to December 2016 and the CEO of the company from June 2016 to December 2016. Mr. Peruvemba was previously the Chief Marketing Officer at E Ink Holdings, where he played a major role in transforming the startup to a global company with a high valuation. With over 30 years of experience in the technology industry, Mr. Peruvemba has been an influential advocate in the advancement of electronic hardware technologies. The Company believes that Mr. Peruvemba is qualified to serve on the Board because of such experience and because he is an acknowledged expert on electronic displays, haptics, touch screens, electronic materials and related technologies. He also consults, writes and presents on those subjects globally. Based in Silicon Valley, Mr. Peruvemba advises high tech firms in the US, Canada, and Europe. He received a bachelor’s degree in Engineering from Bangalore University, an MBA degree from Wichita State University and a post-graduate diploma in management from Indira Gandhi National Open University.

Robert Tobias. Robert Tobias has been a member of the Board since February 2020 and has served as CEO, Chairman and President of HDMI Licensing Administrator Inc. since January 2017, where he has been the strategic force behind the licensing, enforcement, compliance and growth of HDMI® technology around the world. Mr. Tobias leads efforts to promote the HDMI specification as the premier digital and audio interface to the consumer electronics, mobile, PC and entertainment industries. In addition, he oversees IP enforcement with 1700 HDMI licensees and partners responsible for the release of almost nine billion HDMI products worldwide, and as such brings a recognized level of expertise working with foreign regulatory channels, customs authorities, standards development organizations, media companies, etc., to grow the business and protect the HDMI brand. Prior to joining HDMI Licensing Administrator Inc., Mr. Tobias served as President of HDMI Licensing LLC, a wholly owned subsidiary of Lattice Semiconductor, from September 2015 to December 2016, where he led the marketing, licensing and compliance teams promoting and licensing the HDMI intellectual property, and prior to that, he held the roles of President at MHL and Senior Director of Strategic Product Marketing and Business Development at Silicon Image. Mr. Tobias earned a Bachelor’s degree in Electrical Engineering from UC Davis, an MBA from Santa Clara University and sits on the UC Davis Engineering Faculty Dean’s Executive Committee.  The Company believes that Mr. Tobias is qualified to serve on the Board based on his experience and leadership in the consumer electronics industry as well as his strong relationships with top consumer electronics brands in Asia.

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

CORPORATE GOVERNANCE

Board of Directors

The Board oversees our business affairs and monitors the performance of our management. In accordance with our corporate governance principles, the Board does not involve itself in day-to-day operations. The Company’s directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials sent to them and by participating in Board and committee meetings. Our directors hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal, or if for some other reason they are unable to serve in the capacity of director.

Our Board currently consists of eight (8) members: Brett Moyer, Lisa Cummins, Jonathan Gazdak, Dr. Jeffrey M. Gilbert, Helge Kristensen, Michael Howse, Sriram Peruvemba, and Robert Tobias. All of our directors will serve until our next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

Director Independence

As our Common Stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Listing Rule 5605(a)(2). As of March 12, 2021, our Board has affirmatively determined that Dr. Jeffrey M. Gilbert, Lisa Cummins, Sriram Peruvemba and Robert Tobias are “independent directors,” as that term is defined in the Nasdaq rules. During the last completed fiscal year, our Board also had affirmatively determined that Sam Runco and Brian Herr, former members of the Board who resigned during such fiscal year, were “independent directors” during the time they served on the Board and any of its committees. Under the Nasdaq rules, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our Board’s audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that the following members of our Board have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director: Brett Moyer, Helge Kristensen, Jonathan Gazdak and Michael Howse, and that other than such directors, each of our directors is “independent” as that term is defined under the listing requirements and rules of Nasdaq. In making this determination, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our Common Stock by each non-employee director. On January 14, 2021, the Company received a letter from Nasdaq that Nasdaq has determined that Mr. Kristensen no longer meets the qualifications of an “independent director” under the Nasdaq rules. We are in the process of taking such actions, as necessary, to regain compliance with the independence requirements under the Nasdaq rules, in order to avoid our Common Stock being delisted from the Nasdaq Capital Market. Our Board has also determined that (i) Ms. Cummins, Mr. Peruvemba and Mr. Tobias satisfy the independence standards for the Board’s audit committee established by the Nasdaq rules and Rule 10A-3 of the Exchange Act (ii) that Mr. Peruvemba, Dr. Gilbert and Mr. Tobias satisfy the independence standards for the compensation committee established by the Nasdaq Rules and are “independent directors” for such committee’s purposes and (iii) Dr. Gilbert, Ms. Cummins and Mr. Tobias satisfy the independence standards for our Board’s nominating and corporate governance committee established by the Nasdaq Rules and are “independent directors” for such committee’s purposes.

Board Meetings and Attendance

During fiscal year 2020, the Board held 8 physical/telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board, for which at the time of the meeting they were a member of the Board, except for Brian Herr and Sam Runco who attended less than 75% of the meetings of the Board. The Board also approved certain actions by unanimous written consent.

Annual Meeting Attendance

The Company held its 2020 Annual Meeting of Stockholders on October 20, 2020, which was attended in person by Brett Moyer.

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

Board Committees

Our Board has an audit committee, a compensation committee and a nominating and corporate governance committee. Each Board committee has a charter, which is available on our website at https://ir.summitwireless.com/governance-docs. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below. As of March 12, 2021, the members of such committees are:

Audit Committee – Lisa Cummins*(1), Sriram Peruvemba and Robert Tobias

Compensation Committee – Sriram Peruvemba*, Dr. Jeffrey M. Gilbert and Robert Tobias

Nominating and Corporate Governance Committee – Dr. Jeffrey M. Gilbert*, Lisa Cummins and Robert Tobias

* Indicates Committee Chair

(1) Indicates Audit Committee Financial Expert

Audit Committee

Our Board’s audit committee (“Audit Committee”) has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Lisa Cummins, Sriram Peruvemba and Robert Tobias. Ms. Cummins, Mr. Peruvemba and Robert Tobias are “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Nasdaq rules. Our Board has determined that Ms. Cummins shall serve as the “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, Ms. Cummins serves as the Chairperson of the Audit Committee.

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

During 2020, the Audit Committee held four virtual meetings to enable members of the then current Audit Committee, which included only two members during a portion of the year, to review and approve the filing of the Company’s Annual and Quarterly Reports.  To ensure a thorough review the Company held separate virtual meetings with (a) each of Ms. Cummins and Mr. Kristensen to review and approve the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, (b) all of the members of the then current Audit Committee to review and approve the filing of the Company’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2020, and (c) virtual meetings to enable all committee members to approve the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

The Audit Committee operates under a written charter adopted by the Board that satisfies the applicable standards of Nasdaq.

Effective February 10, 2020, Brian Herr, then a member of the Board and the Audit Committee, resigned from the Board. On March 24, 2020, Nasdaq notified us that we were no longer in compliance with Nasdaq Listing Rule 5605, which requires that a company’s audit committee be composed of at least three independent directors. On June 24, 2020, as a result of the appointment of Sri Peruvemba to the Audit Committee effective as of June 22, 2020, Nasdaq notified us that we had regained compliance with such rule and the matter was closed.  However, on January 14, 2021, we received a letter from Nasdaq that Nasdaq has determined that Mr. Kristensen, who had been serving as a member of the Audit Committee, no longer meets the qualifications of an “independent director” under the Nasdaq rules. We are in the process of taking such actions, as necessary, to regain compliance with the independence requirements under the Nasdaq rules, in order to avoid our Common Stock being delisted from the Nasdaq Capital Market. As of January 14, 2021, Mr. Kristensen no longer serves as a member of the Audit Committee.

Compensation Committee

The members of our Board’s compensation committee (the “Compensation Committee”) are Sriram Peruvemba, Dr. Jeffrey M. Gilbert and Robert Tobias. Messrs. Peruvemba, Gilbert and Tobias are “independent” within the meaning of the Nasdaq rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. Mr.  Peruvemba serves as the Chairman of our Compensation Committee. As of January 14, 2021, Mr. Kristensen no longer serves as a member of the Compensation Committee due to Nasdaq’s determination that Mr. Kristensen is no longer independent.

The Compensation Committee’s compensation-related responsibilities include, among other matters:

•	reviewing and approving, or recommending that our board of directors approve, the compensation of our executive officers;

•	reviewing and recommending to our Board the compensation of our directors;

•	reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;

•	administering our stock and equity incentive plans;

•	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans; and

•	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

In 2020, the Compensation Committee held two (2) meetings at which all of the members of the then current Compensation Committee were present.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Dr. Jeffrey M. Gilbert, Lisa Cummins and Robert Tobias. Dr. Gilbert, Ms. Cummins and Mr. Tobias are “independent” within the meaning of the Nasdaq rules. In addition, each member of our Nominating and Corporate Governance Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. The purpose of the Nominating and Corporate Governance Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Dr. Gilbert serves as Chairman of our Nominating and Corporate Governance Committee. As of January 14, 2021, Mr. Kristensen no longer serves as a member of the Compensation Committee due to Nasdaq’s determination that Mr. Kristensen is no longer independent.

The Nominating and Corporate Governance Committee’s responsibilities include, among other things:

•	identifying, evaluating and selecting, or recommending that our Board approve, nominees for election to our Board and its committees;

•	evaluating the performance of our Board and of individual directors;

•	considering and making recommendations to our Board regarding the composition of our Board and its committees;

•	reviewing developments in corporate governance practices;

•	evaluating the adequacy of our corporate governance practices and reporting;

•	developing and making recommendations to our Board regarding corporate governance guidelines and matters; and

•	overseeing an annual evaluation of the Board’s performance.

In 2020, the Nominating and Corporate Governance Committee held two (2) meetings at which all of the members of the then current Nominating and Corporate Governance Committee were present.

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

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Report any failure to file reports by such dates during fiscal year 2020. During the fiscal year ended December 31, 2020, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent (10%) beneficial owners listed in the table below:

Name	Number of Late Reports	Description
Jonathan Gazdak	1	Mr. Gazdak’s Form 4 was not filed on a timely basis.
Brett Moyer	1	Mr. Moyer’s Form 4 was not filed on a timely basis.
George Oliva	1	Mr. Oliva’s Form 4 was not filed on a timely basis

Item 11.	Executive Compensation.

Summary Compensation Table for Fiscal Years 2020 and 2019

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Brett Moyer
President and Chief	2020	$302,792	(2)	$8,062	$362,485	-	-	$673,339
Executive Officer	2019	$335,000		$-	$134,646	-	-	$469,646

George Oliva
Chief Financial Officer,	2020	$230,765	(3)	$9,084	$168,419	-	-	$408,267
Secretary	2019	$67,306	(4)	$-	$142,500	-	-	$209,806

Gary Williams
Chief Accounting Officer,	2020	$230,766	(5)	$4,373	$81,670	-	-	$316,809
VP of Finance	2019	$250,000		$-	$63,943	-	-	$313,943

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award and each RSU granted to the named executive officers during the fiscal years ended December 31, 2020 and 2019, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	During the year ended December 31, 2020, Mr. Moyer voluntary agreed to a reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $302,792 instead of $335,000.

(3)	During the year ended December 31, 2020, Mr. Oliva voluntary agreed to a reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $230,765 instead of $250,000.

(4)	Reflects all compensation received by Mr. Oliva between September 9, 2019, the date of his appointment as Chief Financial Officer of the Company, through December 31, 2019.

(5)	During the year ended December 31, 2020, Mr. Williams voluntary agreed to a reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $230,766 instead of $250,000.

Executive Employment Agreements and Arrangements

Brett Moyer

We are party to an employment agreement with Brett Moyer, which we assumed on or about August 1, 2010 and which was amended in 2011. Pursuant to such agreement, Mr. Moyer agreed to serve as our Chief Executive Officer and President in consideration for an annual cash salary, which was set at $335,000 for the years ended December 31, 2020 and 2019. Mr. Moyer voluntarily agreed to accept reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $302,792 instead of $335,000. Additionally, Mr. Moyer did not have a target bonus for the years ended December 31, 2020 and 2019 under his employment agreement. For additional information on the amounts paid to Mr. Moyer during such periods, refer to the footnotes of the Summary Compensation Table above. Pursuant to Mr. Moyer’s employment agreement, if he is terminated “without cause”, as defined in such agreement, he is entitled to receive 12 months of salary and all options held will immediately vest and become exercisable. Additionally, in the event that Mr. Moyer’s contract is not renewed, he shall receive 12 months of his then current salary. Such agreement provides for incentive bonuses as determined by the Board, and employee benefits, including health and disability insurance, in accordance with our policies, and shall automatically renew for successive one-year terms, unless terminated by either party 30 days prior to the end of the then current term.

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

Pursuant to the Offer Letter, Mr. Oliva will receive an annual base salary of $250,000 and will be eligible to participate in the Company’s discretionary and non-discretionary bonus programs. Mr. Oliva voluntarily agreed to accept reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $230,765 instead of $250,000. For additional information on the amounts paid to Mr. Oliva during such periods, refer to the footnotes of the Summary Compensation Table above.

Additionally, pursuant to the Offer Letter and as a material inducement to Mr. Oliva’s acceptance of employment with the Company, the Company issued Mr. Oliva 7,500 shares of restricted Common Stock of the Company (the “Stock Award”). The Stock Award was approved by the compensation committee of the Board and such shares were issued in accordance with Nasdaq Listing Rule 5635(c)(4) outside of the LTIP. Pursuant to the Offer Letter, such shares were scheduled to vest equally over a period of four years, with the first tranche to vest on September 1, 2020, and in the event that Mr. Oliva is (i) terminated without cause within one year of a change in control of the Company (defined as over a 50% change in ownership of the Company) or (ii) his role is diminished as a result of such change in control, all incentive equity compensation granted to him will fully accelerate and vest, and he will receive as severance (i) all cash bonuses due to him under the Company’s incentive plans, prorated as of the effective date of termination, and (ii) an additional six months of base salary and benefits. On July 27, 2020, the Company fully accelerated the vesting terms of the outstanding shares of restricted stock that had been previously awarded under the LTIP and the 7,500 outstanding shares of restricted common stock issued to Mr. Oliva.

Gary Williams

We are party to an employment agreement with Gary Williams, which we assumed on or about August 1, 2010 and which was amended in 2011. Pursuant to such agreement, Mr. Williams agreed to serve as our Executive Vice President of Finance and Chief Financial Officer in consideration for an annual cash salary, which was set at $250,000 for the years ended December 31, 2020 and 2019. Mr. Williams voluntarily agreed to accept reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $230,765 instead of $250,000. Mr. Williams' target bonus was $37,500 for the fiscal year ended December 31, 2020. Mr. Williams target bonus for 2019 was changed on September 7, 2019 from $75,000 to $37,500 in connection with Mr. Williams’ appointment to Chief Accounting Officer.  For additional information on the amounts paid to Mr. Williams during such periods, refer to the footnotes of the Summary Compensation Table above. Pursuant to Mr. Williams’ employment agreement, if he is either terminated “without cause” or in the event of a “change in control”, as defined in such agreement, he is entitled to 12 months of salary, payment of prorated bonus amounts and all stock and options held will immediately vest and become exercisable. Such agreement provides for bonuses, as determined by our board of directors, and employee benefits, including health and disability insurance, in accordance with our policies and automatically renews for consecutive one-year terms, unless terminated by either party 90 days prior to the end of the then current term. Effective September 9, 2019, Gary Williams was succeeded by George Oliva as Chief Financial Officer, Mr. Williams assumed the role of Chief Accounting Officer and continues to serve as Vice President of Finance. Upon assuming the role of Chief Accounting Officer, Mr. Williams’ employment agreement was amended to state that if he is either terminated “without cause” or in the event of a “change in control”, as defined in such agreement, he is entitled to six months of salary.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our Named Executive Officers during the years ended December 31, 2020 and 2019. We do not have any retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees. The Board may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards as of December 31, 2020

The following table provides information regarding the unexercised warrants to purchase Common Stock and stock awards held by each of our named executive officers:

	Option/Warrant Awards				Stock Awards
Name	Number of Securities underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities underlying Unexercised Options and Warrants (#) Unexercisable	Option/ Warrant Exercise Price ($/Sh)	Option/ Warrant Expiration Date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested (1)		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Brett Moyer	3,102	-	$4.50	3/31/2021	14,750	(2)	$52,215	(2)	-	-
	3,102	-	$4.50	6/30/2021	145,000	(3)	$513,300	(3)
	9,058	-	$0.79	2/28/2023
	4,630	-	$3.00	6/27/2023
	13,889	-	$3.00	7/25/2023

George Oliva	-	-	-	-	12,424	(4)	$43,981	(4)	-	-
					61,824	(5)	$218,857	(5)
Gary Williams	2,056	-	$4.50	3/31/2021	5,000	(6)	$17,700	(6)	-	-
	2,055	-	$4.50	6/30/2021	31,000	(7)	$109,740	(7)
	3,578	-	$0.79	11/30/2022

(1) Market value based upon the closing market price of $3.54 on December 31, 2020.

(2) Mr. Moyer was granted 14,750 shares of restricted Common Stock on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(3) Mr. Moyer was granted 145,000 RSUs on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(4) Mr. Oliva was granted 12,424 shares of restricted Common Stock on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(5) Mr. Oliva was granted 61,824 RSUs on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(6) Mr. Williams was granted 5,000 shares of restricted Common Stock on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(7) Mr. Williams was granted 31,000 RSUs on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

Equity Incentive Plans

2018 Long-Term Stock Incentive Plan of the Company (the “LTIP”)

On January 30, 2018, the Board approved the establishment of the LTIP. The LTIP is intended to enable the Company to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for the Company’s welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of Common Stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the Common Stock or derivative securitization with Common Stock underlying 8% of the Common Stock may be issued in any fiscal year. For fiscal year 2019, up to 115,245 shares of Common Stock were available for participants under the LTIP. For fiscal year 2020, up to 99,619 shares of Common Stock were initially available for participants under the LTIP. The number of shares of Common Stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP.

In connection with the termination of the Carve-Out Plan and the approval of the LTIP on January 31, 2018, the Company issued 64,224 and 7,656 shares of restricted common stock to certain of its employees and directors, respectively, whose proceeds under the Carve-Out Plan were vested as of that date (the “January 2018 Restricted Stock Grant”). Such shares were issued to such persons on January 31, 2018, and were to be released in three equal tranches on September 1, 2018, March 1, 2019 and September 1, 2019. As of December 31, 2020, all of the shares of such restricted common stock were released, with an additional 382 shares to be released to a terminated employee in March 2021, pursuant to the terms of such employee’s restricted stock agreement.

The January 2018 Restricted Stock Grant and the LTIP were approved by a majority of the Company’s stockholders on January 31, 2018.

2020 Stock Incentive Plan (the “2020 Plan”)

On July 27, 2020, the Board approved the establishment of the 2020 Plan and the reservation of an aggregate of 650,000 shares of Common Stock authorized for issuance under the 2020 Plan, subject to stockholder approval, which was obtained on October 20, 2020. The 2020 Plan authorizes the grant of equity-based compensation to the Company’s senior managers, employees, directors, consultants, professionals and service providers in the form of stock options, restricted stock and RSUs. All options granted under the 2020 Plan will be considered non-qualified stock options. The purpose of the 2020 Plan is to attract and retain senior managers, employees, directors, consultants, professionals and service providers who provide services to the Company, provided that such services are bona fide services that are not of a capital-raising nature during this period of unprecedented uncertainty and volatility in the COVID-19 environment and its impact on the value of the Company’s equity and grants. As of December 31, 2020, no options or restricted stock awards have been granted under the 2020 Plan and an aggregate of 626,974 RSUs were outstanding under the 2020 Plan.

DIRECTOR COMPENSATION

The table below sets forth the compensation paid to our directors during the fiscal year ended December 31, 2020.

Director	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation	Total
Lisa Cummins	$-	$28,815	$-	$28,815	(2)
Jonathan Gazdak	$-	$28,815	$-	$28,815	(3)
Dr. Jeffrey M. Gilbert	$-	$28,815	$-	$28,815	(4)
Michael Howse	$-	$31,640	$-	$31,640	(5)
Helge Kristensen	$-	$28,815	$-	$28,815	(6)
Sriram Peruvemba	$-	$25,425	$-	$25,425	(7)
Robert Tobias	$-	$27,120	$-	$27,120	(8)
Brian Herr	$-	$-	$-	$-	(9)
Sam Runco	$-	$-	$-	$-	(10)

(1) Amounts reported in this column do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award and RSU granted to the Company’s directors during the fiscal year ended December 31, 2020, as computed in accordance with FASB ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2) Ms. Cummins was granted 2,750 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of August 15, 2020. In addition, Ms. Cummins was granted 10,000 RSUs, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(3) Mr. Gazdak was granted 2,750 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of August 15, 2020. In addition, Mr. Gazdak was granted 10,000 RSUs, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(4) Dr. Gilbert was granted 2,750 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of August 15, 2020. In addition, Dr. Gilbert was granted 10,000 RSUs, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(5) Mr. Howse was granted 14,000 RSUs, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(6) Mr. Kristensen was granted 2,750 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of August 15, 2020. In addition, Mr. Kristensen was granted 10,000 RSUs, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(7) Mr. Peruvemba was granted 4,000 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of August 15, 2020. In addition, Mr. Peruvemba was granted 7,250 RSUs, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(8) Mr. Tobias was granted 2,000 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of August 15, 2020. In addition, Mr. Tobias was granted 10,000 RSUs, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(9) On February 6, 2020, Mr. Brian Herr notified the Company of his decision to resign from the Board. Effective February 10, 2020, the Board appointed Mr. Tobias as a member of the Board to replace Mr. Herr. Mr. Herr did not receive any compensation for his services as a Company director in 2020.

(10) On June 19, 2020, Mr. Sam Runco notified the Company of his decision to resign from the Board. Effective June 22, 2020, the Board appointed Mr. Peruvemba as a member of the Board to replace Mr. Runco. Mr. Runco did not receive any compensation for his services as a Company director in 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 12, 2021, information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our equity securities;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 10,488,853 shares of Common Stock and 250,000 shares of Series A Preferred Stock outstanding as of March 12, 2021. The percentage ownership information shown in the table excludes (i) shares of Common Stock to be issued upon exercise of warrants and pre-funded warrants to purchase an aggregate of up to 5,533,270 shares of Common Stock as of March 12, 2021, (ii) 20,000 unvested deferred shares (the “Deferred Shares”) issued to Michael Howse under the LTIP pursuant to a deferred shares agreement entered into as of January 4, 2019 (the “Deferred Shares Agreement”),  (iii) 643,974 RSUs that have been issued but have not vested and (iv) 12,500 shares of Common Stock issuable upon conversion of 250,000 shares of Series A Preferred Stock. As of March 12, 2021, the sole holder of Series A Preferred Stock has not converted any shares of Series A Preferred Stock into shares of Common Stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for or convertible into shares of Common Stock within sixty (60) days of March 12, 2021. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares of Common Stock that such person or persons has the right to acquire within sixty (60) days of March 12, 2021 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise noted below, the address for persons listed in the table is c/o Summit Wireless Technologies, Inc., 6840 Via Del Oro, Ste. 280, San Jose, CA 95119.

	Shares Beneficially Owned
			Series A Preferred
	Common Stock		Stock
					%
					Total
					Voting
					Power
5% or greater stockholders:	Shares	%	Shares	%	(1)
Hudson Bay Master Fund Ltd (2)	443,750	4.0%	-	-	4.0%
Intracoastal Capital LLC (3)	272,250	2.5%	-	-	2.5%
Lind Global Macro Fund, LP (4)	1,089,197	9.9%	-	-	9.9%
Lisa Walsh (5)	322,582	3.1%	250,000	100.0	3.2%

Directors and executive officers
Brett Moyer (6) Chief Executive Officer and Chairman	289,326	2.8%	-	-	2.8%
George Oliva (7) Chief Financial Officer	42,424	*	-	-	*
Gary Williams (8) Chief Accounting Officer and Vice President of Finance	33,781	*	-	-	*
Lisa Cummins (9) Director	14,000	*	-	-	*
Jonathan Gazdak (10) Director	24,822	*	-	-	*
Dr. Jeffrey M. Gilbert (11) Director	15,250	*	-	-	*
Michael Howse (12) Director	23,750	*	-	-	*
Helge Kristensen (13) Director	22,598	*	-	-	*
Sri Peruvemba (14) Director	14,000	*	-	-	*
Robert Tobias (15) Director	14,000	*	-	-	*
Directors and executive officers as a group (10 persons) (16)	501,451	4.8%	-	-	4.8%

*	Less than 1%

(1)	Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series A Preferred Stock, which have the same voting rights as our shares of Common Stock. Holders of Common Stock are entitled to one (1) vote per share for each share of Common Stock held by them and holders of our shares of Series A Preferred Stock are entitled to one (1) vote for each share of Common Stock into which the Series A Preferred Stock is convertible, on an as converted basis.

(2)

The number of shares and percentage beneficially owned includes (i) warrants to purchase up to 100,000 shares of Common Stock issued to such stockholder in an underwritten public offering that we closed in April 2020 (the “April 2020 Offering”), (ii) warrants to purchase up to 275,000 warrant shares issued to such stockholder in an offering that we closed on June 11, 2020 (the “June 11th Offering”) and (iii) warrants to purchase up to 68,250 warrant shares issued to such stockholder in connection with letter agreements entered into with the Company, as an inducement and in consideration for the holder’s exercise of certain other warrants for some or all of the shares of Common Stock available thereunder. The number of shares beneficially owned by such stockholder is based on information provided in the most recent report filed with the SEC reporting its beneficial ownership of shares of Common Stock.

Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over the securities listed in the table above. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over such securities. The business address of Hudson Bay Master Fund Ltd. is c/o Hudson Bay Capital Management LP, 777 3rd Avenue, 30th Floor, New York, NY 10017.

(3)

The number of shares and percentage beneficially owned includes (i) warrants to purchase up to 131,250 warrant shares issued to such stockholder in connection with letter agreements entered into with the Company, as an inducement and in consideration for the holder’s exercise of certain other warrants for some or all of the shares of Common Stock available thereunder and (ii) warrants to purchase up to 140,000 shares of Common Stock issued to such stockholder in the April 2020 Offering.

Mitchell P. Kopin and Daniel B. Asher, both of whom are managers of Intracoastal, have shared voting control and investment discretion over the securities listed in the table above that are held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of such securities reported herein that are held by Intracoastal. The address of the principal business office of Intracoastal is 2211A Lakeside Drive, Bannockbum, IL 60015.

(4)

The number of shares and percentage beneficially owned includes (x) 675,173 shares of Common Stock, and (y) an aggregate of up to 414,024 shares of Common Stock issuable pursuant to the following warrants in any combination (or an aggregate of up to 441,771 shares of Common Stock issuable pursuant to the following warrants in any combination when determining total voting power) as a result of the triggering of the 9.99% beneficial ownership limitation provisions in each such warrant: (i) warrants to purchase up to 227,679 shares of Common Stock issued to such stockholder in a private placement offering that we closed in March 2020, (ii) warrants to purchase up to 140,000 shares of Common Stock issued to such stockholder in the April 2020 Offering, (iii) warrants to purchase up to 415,000 shares of Common Stock issued to such stockholder in the June 8th Offering and (iv) warrants to purchase up to 275,000 Warrant Shares issued to such stockholder in the June 11th Offering. Such number of shares of Common Stock does not take into account any beneficial ownership limitation provisions in such warrants listed above, which are not triggered based on the number of shares of Common Stock owned by such stockholder; excludes an aggregate of up to 643,655 shares of Common Stock (or 615,908 shares of Common Stock when determining total voting power) issuable pursuant to such warrants as a result of such beneficial ownership limitation provisions. The number of shares beneficially owned by such stockholder is based on information provided in the most recent report filed with the SEC reporting its beneficial ownership of shares of Common Stock.

Lind Global Partners LLC is the general partner of Lind. Jeff Easton is the managing member of Lind Global Partners LLC. Each of Lind Global Partners LLC and Jeff Easton shares voting and dispositive power with respect to the securities listed in the table above held by Lind. Each of Lind Global Partners LLC and Jeff Easton disclaims beneficial ownership over such securities except to the extent of their respective pecuniary interest therein. The address of the principal business office of Lind Global Partners LLC is 444 Madison Ave, Floor 41, New York, NY 10022.

(5)	Includes (i) fully vested warrants to purchase 38,751 shares of Common Stock with exercise prices ranging from $15.80 to $39.60 per share and (ii) 12,500 shares of Common Stock based upon the assumed conversion of 250,000 shares of Series A Preferred Stock convertible into shares of our Common Stock at a price of $80.00 per share, subject to adjustment under the Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock (the “Certificate of Designations”) upon certain subsequent transactions and events described therein, and which price cannot be reduced below $30.00 per share. The number of shares of Common Stock beneficially owned by Ms. Walsh is based on information provided in the most recent report filed with the SEC reporting her beneficial ownership of shares of Common Stock and shares of Series A Preferred Stock.

(6)

Includes (i) fully vested warrants to purchase 1,692 shares of Common Stock with exercise prices ranging from $15.80 to $90.00 per share and (ii) 264,750 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 14,750 shares) and March 15, 2021 (with respect to 250,000 shares), so long as Mr. Moyer remains in the service of the Company on each such anniversary. Excludes 145,000 RSUs granted under the 2020 Plan, none of which vest within 60 days of March 12, 2021.

(7)	Includes 42,424 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 12,424 shares) and March 15, 2021 (with respect to 30,000 shares), so long as Mr. Oliva remains in the service of the Company on each such anniversary. Excludes 61,824 RSUs granted under the 2020 Plan, none of which vest within 60 days of March 12, 2021

(8)

Includes (i) fully vested warrants to purchase 385 shares of Common Stock with exercise prices ranging from $15.80 to $90.00 per share and (ii) 25,000 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 5,000 shares) and March 15, 2021 (with respect to 20,000 shares), so long as Mr. Williams remains in the service of the Company on each such anniversary. Excludes 31,000 RSUs granted under the 2020 Plan, none of which vest within 60 days of March 12, 2021.

(9)

Includes 12,750 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 2,750 shares) and March 15, 2022 (with respect to 10,000 shares), so long as Ms. Cummins remains in the service of the Company on each such anniversary. Excludes 10,000 RSUs granted under the 2020 Plan, none of which vest within 60 days of March 12, 2021.

(10)

Includes (i) fully vested warrants to purchase 8,191 shares of Common Stock with exercise prices ranging from $66.00 to $125.00 per share and (ii) 12,750 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 2,750 shares) and March 15, 2021 (with respect to 10,000 shares), so long as Mr. Gazdak remains in the service of the Company on each such anniversary. Excludes (i) warrants to purchase 2,041, 6,114, 3,750 and 4,553 shares of Common Stock, with exercise prices of $43.60, $33.20, $17.50 and $8.80, respectively, issued to Alexander Capital, L.P., of which Mr. Gazdak is managing director and the head of investment banking, and (ii) 10,000 RSUs granted under the 2020 Plan, none of which vest within 60 days of March 12, 2021.

(11)

Includes 12,750 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 2,750 shares) and March 15, 2021 (with respect to 10,000 shares), so long as Dr. Gilbert remains in the service of the Company on each such anniversary. Excludes 10,000 RSUs granted under the 2020 Plan, none of which vest within 60 days of March 12, 2021.

(12)	Includes (i) fully vested warrants to purchase 13,750 shares of Common Stock with an exercise price of $40.00 per share and (ii) 10,000 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of March 15, 2021. Excludes (i) 20,000 Deferred Shares issued pursuant to the Deferred Shares Agreement that will vest immediately prior to a Fundamental Transaction (as defined in the Howse Agreement (see “Certain Relationships and Related Transactions”)) and (ii) 14,000 RSUs granted under the 2020 Plan, none of which vest within 60 days of March 12, 2021.

(13)	Includes (i) 6,667 shares of Common Stock owned indirectly by Inizio Capital, (ii) 565 shares of Common Stock owned indirectly by Hansong Technology, (iii) fully vested warrants to purchase 48 shares of Common Stock at an exercise price of $108.00 per share owned indirectly by Hansong Technology, (iv) fully vested warrants to purchase 68 shares of Common Stock at an exercise price of $108.00 per share owned indirectly by Inizio Capital. Mr. Kristensen serves as a director of Inizio Capital and as a vice president of Hansong Technology, and therefore may have voting or investment power over such shares, and (v) 12,750 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 2,750 shares) and March 15, 2021 (with respect to 10,000 shares), so long as Mr. Kristensen remains in the service of the Company on each such anniversary. Excludes 10,000 RSUs granted under the 2020 Plan, none of which vest within 60 days of March 12, 2021.

(14)	Consists of 14,000 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 with respect to 4,000 shares) and March 15, 2021 (with respect to 10,000 shares), so long as Mr. Peruvemba remains in the service of the Company on each such anniversary. Excludes 7,250 RSUs granted under the 2020 Plan, none of which vest within 60 days of March 12, 2021.

(15)	Includes 12,000 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 with respect to 2,000 shares) and March 15, 2021 (with respect to 10,000 shares), so long as Mr. Tobias remains in the service of the Company on each such anniversary. Excludes 10,000 RSUs granted under the 2020 Plan, none of which vest within 60 days of March 12, 2021.

(16)	See the information included in footnotes 6 through 15 above.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information as of December 31, 2020

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	-	$-	1,124,849
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	1,124,849

(1)

Represents an aggregate of 1,101,823  shares of Common Stock available for future issuance in connection with grants of securities under the LTIP and an aggregate of 23,026 shares of Common Stock available for future issuance in connection with grants of securities under the 2020 Plan. See “Executive Compensation – Equity Incentive Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than compensation arrangements for our directors and executive officers, the following is a summary of transactions since the years ended December 31, 2020 and 2019 to which we have been a party in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest. See also “Executive Compensation” for additional information regarding compensation of related parties.

All share and price per share information in this Certain Relationships and Related Transactions section has been adjusted to reflect our one-for-twenty reverse stock split, effective on April 9, 2020.

Warrant Amendment and Exercise Agreements

Between September 25, 2019 and October 8, 2019, the Company and certain holders, including Brett Moyer, Gary Williams, Jonathan Gazdak, each of the Medalist Funds (as defined below) and Lisa Walsh (each a “Holder” and collectively, the “Holders”), of the Company’s common stock purchase warrants, with exercise prices between $60.00 and $108.00 (collectively, the “Original Warrants”), including the Company’s Series D common stock purchase warrants, Series F common stock purchase warrants (the “Series F Warrants”) and Series G common stock purchase warrants (the “Series G Warrants”), entered into Warrant Amendment and Exercise Agreements (the “Warrant Amendment Agreements”), pursuant to which the Company agreed to reduce the exercise price of each Original Warrant to $16.00 (the “Reduced Exercise Price”), and for each Original Warrant exercised by a Holder at the Reduced Exercise Price, the Company agreed to reduce the exercise price of Original Warrants to purchase up to an equivalent number of shares of Common Stock (the “Amended Warrants”) to $15.80 (the “Amended Exercise Price”). The Company entered into Warrant Amendment Agreements with 32 Holders, under which Original Warrants were exercised for a total of 56,420 shares of Common Stock and the Company received gross proceeds of $903,000. Remaining Original Warrants for 69,071 shares of Common Stock had their exercise price adjusted to the Amended Exercise Price of $15.80.

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

From November 3, 2019 to November 6, 2019, the Company entered into settlement agreements (each a “Settlement Agreement” and collectively, the “Settlement Agreements”) with each of the Holders (other than the Medalist Funds (as defined herein), whose Settlement Agreement is described below) pursuant to which the Company agreed to issue such Holders an aggregate of 7,648 additional shares of Common Stock, with such shares meant to compensate such Holders for the difference between the Amended Exercise Price and the lower priced shares that were offered to investors in connection with the Company’s earlier registered direct offering of an aggregate of 125,000 shares of Common Stock, priced at $14.00 per share, that the Company closed on October 16, 2019 (the “Registered Direct Offering”). In addition, pursuant to the Settlement Agreements, the Company and the Holders agreed to extend the date by which the Company would file a registration statement on Form S-3 to register all of the Resale Shares from November 4, 2019 to November 18, 2019.

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

On April 4, 2019, the Company signed an engagement letter with Alexander Capital, L.P. under which Alexander Capital, L.P. earns a fee on total investments by its clients. In connection with the issuance of the initial tranche of the Series A Preferred Stock, Alexander Capital, L.P. earned a fee of $80,000 and the Company agreed to issue it a warrant to purchase 2040 shares of Common Stock. Such warrant is exercisable at a per share price of $43.60 and is exercisable at any time during the five-year period commencing 180 days from the effective date of the issuance of such Common Stock, which period shall not exceed five years from such effective date.

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

On February 6, 2020, the Company entered into another underwriting agreement with Alexander Capital, L.P. in connection with an offering by the Company of up to an aggregate of $835,000 of the Company’s securities, pursuant to which Alexander Capital, L.P. was paid cash fees of $83,000 and pursuant to which the Company agreed to issue to Alexander Capital, L.P. a warrant to purchase up to 4,553 shares of Common Stock. Such warrant is exercisable at a per share price of $8.80 and is exercisable at any time during the five-year period commencing on the date of issuance.

On May 14, 2020, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with Alexander, pursuant to which, in consideration for Alexander releasing the Company from (a) all claims against the Company arising out of an engagement agreement, dated February 6, 2020, that the Company entered into with Alexander, other than indemnification for certain third-party claims and (b) any further obligations to provide Alexander with a preferential right to participate as an underwriter or placement agent in future offerings, the Company agreed to (i) pay Alexander a one-time cash payment of $125,000 and (ii) issue to Alexander 50,000 shares of the Company’s Common Stock (“Settlement Shares”). In connection with the Settlement Agreement, on May 14, 2020, the Company also entered into a leak-out agreement with Alexander (the “Leak-Out Agreement”), pursuant to which Alexander is not permitted to sell more than 5,000 shares of Common Stock in any trading day, commencing on May 14, 2020 (the date of the Leak-Out Agreement) and ending on the date on which Alexander no longer holds any Settlement Shares. The Settlement Shares were issued at a price of $2.32 per Share pursuant to a prospectus supplement and accompanying base prospectus relating to the Company’s effective shelf registration statement on Form S-3 (File No. 333-233433).

The Company also entered into the Alexander Settlement Agreement with Alexander on May 14, 2020.

Helge Kristensen

Mr. Kristensen serves as vice president of Hansong Technology, an original device manufacturer of audio products based in China. For the years ended December 31, 2020 and 2019, Hansong Technology purchased modules from the Company of approximately $175,000 and $64,000, respectively, and made payments to the Company of approximately $163,000 and $23,000, respectively. For the years ended December 31, 2020 and 2019, Hansong Technology sold speaker products to the Company of approximately $214,000 and $378,000, respectively, and the Company made payments to Hansong Technology of approximately $366,000 and $53,000, respectively.

On January 6, 2021, the Company notified Nasdaq that effective January 1, 2021, Helge Kristensen, a current director of the Company and a member of the audit committee of the Board, may no longer be considered an independent director, as such term is defined in Nasdaq Listing Rule 5605(a)(2). On January 14, 2021, the Company received a letter from Nasdaq confirming that the Company is not in compliance with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605 and that consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq has provided the Company a “cure period” in order to regain compliance until the earlier of (i) the Company’s next annual stockholders’ meeting or (ii) January 1, 2022; or if the next annual stockholders’ meeting is held before June 30, 2021, then the Company must evidence compliance with such rule no later than June 30, 2021. Nasdaq has also informed the Company that if it does not regain compliance with both of the Nasdaq Independence Requirements, within the applicable “cure period,” Nasdaq will provide written notification to the Company that its securities will be delisted from the Nasdaq Capital Market. At that time, the Company will have the right to appeal the delisting determination to a Hearings Panel. The Company is actively searching for a qualified individual to replace Mr. Kristensen as an independent director and anticipates regaining compliance with the Nasdaq independence requirements within the time provided.

Michael Howse

The Company is party to the Deferred Shares Agreement, pursuant to which the Company granted Mr. Howse up to 20,000 Deferred Shares under the LTIP. Pursuant to such agreement, if a Fundamental Transaction (as defined in the Howse Agreement) has not occurred within 180 days of the earlier of the date on which Mr. Howse no longer serves (i) as our interim chief strategy officer or (ii) on our Board, all of the Deferred Shares shall be forfeited and Mr. Howse will have no further rights to such shares. Pursuant to such agreement, the Deferred Shares shall vest immediately prior to a Fundamental Transaction, and the number of Deferred Shares that shall vest is based on the Consideration paid for the Company in such transaction, which number of Deferred Shares that shall vest to double in the event that the Company does not incur General Expenses.

Brian Herr

Mr. Herr is a former director of the Company who resigned from the Board effective February 10, 2020. During the time he served on the Board, he also served as Chief Investment Officer and Co-Head of Structured Credit and Asset Finance for the Medalist Partners platform (f/k/a Candlewood Structured Strategy Funds) and as a partner and co-portfolio manager for each of the Medalist Partners Harvest Master Fund, Ltd. and Medalist Partners Opportunity Master Fund A, LP (collectively, the “Medalist Funds”).

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

Significant Stockholders

On April 18, 2019, the Company entered into a Securities Purchase Agreement, dated as of April 18, 2019, with Ms. Walsh (the “Preferred SPA”), pursuant to which the Company issued 250,000 shares of its Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which shares have a stated value of $4.00, grant holders the same voting rights as holders of our shares of Common Stock, and are convertible into shares of Common Stock at a price of $80.00 per share, which price cannot be reduced below $30.00, and which is subject to adjustment under the Certificate of Designations upon certain subsequent transactions and events described therein, in consideration for $1,000,000 (the “Initial Tranche”). The Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5,000,000. In connection with the Initial Tranche, the Company also issued to Ms. Walsh a warrant to purchase 12,756 shares of Common Stock, which is immediately exercisable, has a five-year life, has an exercise price of $39.60 and is subject to 4.99/9.99% blockers and to adjustment for stock dividends and splits. Pursuant to the Preferred SPA, holders of shares of the Series A Preferred Stock (i) have the right to require the Company to register the shares of Series A Preferred Stock as well as the shares of Common Stock underlying such shares and the warrant issued to Ms. Walsh within 180 days of the Closing Date (as defined in the Preferred SPA) on which purchasers have committed to purchase an aggregate of amount of Series A Preferred Stock with an aggregate stated value equal to or exceeding $1,000,000.

In connection with the October 16, 2019 Registered Direct Offering, Ms. Walsh purchased 50,000 shares of Common Stock at a price of $14.00 per share. The Company received proceeds of $700,000 from such purchase.

On October 7, 2019, Ms. Walsh entered into a Warrant Amendment Agreement with the Company, as described above. Ms. Walsh exercised Original Warrants for a total of 25,992 shares of Common Stock and the Company received proceeds of $415,862. On November 3, 2019, Ms. Walsh entered into a Settlement Agreement with the Company, as described above, pursuant to which the Company agreed to issue Ms. Walsh 3,714 additional shares of Common Stock.

Outstanding Equity Grants to Directors and Executive Officers

We have granted warrants and restricted shares to our certain of our directors and executive officers. For more information regarding the warrants and stock awards granted to our directors and named executive officers, see “Executive Compensation—Outstanding Equity Awards as of December 31, 2020.”

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. Such indemnification agreements require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Related Person Transaction Policy

Our Audit Committee considers and approves or disapproves any related person transaction as required by Nasdaq regulations. The Company’s written policies and procedures on related party transactions cover any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which: (i) the Company (or any subsidiary) is a participant; (ii) any related party has or will have a direct or indirect interest; and (iii) the aggregate amount involved (including any interest payable with respect to indebtedness) will or may be expected to exceed $120,000, except that there is no $120,000 threshold for members of the Audit Committee. A related party is any: (i) person who is or was (since the beginning of the two fiscal years preceding the last fiscal year, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director; (ii) greater than five percent (5%) beneficial owner of the Company’s common stock; or (iii) immediate family member of any of the foregoing. An immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and any person (other than a tenant or employee) sharing the same household as such person.

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

BPM LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2020 and 2019.  The following table sets forth all fees billed or to be billed for such periods:

	2020	2019
Audit fees (1)	$383,170	$297,111
Audit-related fees (2)	—	—
Tax fees (3)	21,400	19,000
All other fees	—	—
Total	$404,570	$316,111

(1)	“Audit fees” include fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly review. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.

(2)	“Audit-related fees” include fees billed for professional services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements including subscription for the online library of accounting research literature and are not reported under “Audit Fees”.

(3)	“Tax fees” include fees for tax advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters, and assistance with tax audits.

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

The audited consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, the footnotes thereto, and the respective report of BPM LLP, an independent registered public accounting firm, are filed herewith.

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

Exhibit No.	Description of Exhibit
2.1	Certificate of Conversion of Summit Semiconductor, Inc. (2)

2.2	Plan of Conversion of Summit Semiconductor, Inc. (2)

3.1(i)	Certificate of Incorporation of Summit Semiconductor, Inc. (1)

3.1(ii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (3)

3.1(iii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (4)

3.1(iv)	Form of Certificate of Designations of the Preferences, Rights and Limitations of the Series A 8% Senior Convertible Preferred Stock (10)

3.1(v)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (12)

3.2(i)	Bylaws of Summit Semiconductor, Inc. (1)

4.1	Form of Common Stock Certificate. (6)

4.2	Form of Common Stock Purchase Warrant issued to holders of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

4.3	Form of Amended and Restated Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes. (6)

4.4	Form of Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes. (6)

4.5	Form of Common Stock Purchase Warrant issued to holders of Series F Senior Secured 15% Convertible Notes. (1)

4.6	Form of Common Stock Purchase Warrant issued to holders of Series G 15% Original Issue Discount Senior Secured Promissory Notes in June 2018. (1)

4.7	Form of Common Stock Purchase Warrant issued to holders of Series G 20% Original Issue Discount Senior Secured Promissory Notes in July 2018. (2)

4.8	Amended and Restated Common Stock Purchase Warrant to purchase 110,000 shares of Common Stock issued to Michael Howse on December 27, 2018. (6)

4.9	Amended and Restated Common Stock Purchase Warrant to purchase 165,000 shares of Common Stock issued to Michael Howse on December 27, 2018. (6)

4.10	Form of Common Stock Purchase Warrant issued to holder of Series A 8% Senior Convertible Preferred Stock. (7)

4.11	Form of Pre-Funded Common Stock Purchase Warrant. (8)

4.12	Form of Amendment No. 1 to Series F Common Stock Purchase Warrant. (8)

4.13	Form of Common Stock Purchase Warrant, dated February 2020. (9)

4.14	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (10)

4.15	Form of Senior Secured Convertible Instrument, dated March 2020. (11)

4.16	Form of Common Stock Purchase Warrant, dated March 2020. (11)

4.17	Form of Placement Agent Warrant, dated March 2020. (11)

4.18	Form of Common Stock Purchase Warrant. (15)

4.19	Form of Common Stock Purchase Warrant. (16)

4.20	Form of Amendment to Common Stock Purchase Warrant. (17)

4.21	Form of Common Stock Purchase Warrant. (17)

10.1	Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.2	Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.3	Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.4	Form of Indemnity Agreement by and between Summit Semiconductor, Inc., and each of its directors and executive officers. (1)

10.5	Employment Agreement between FOCUS Enhancements, Inc. and Brett Moyer, dated August 6, 2002. (1)

10.6	First Amendment to Employment Agreement by and between Summit Semiconductor, LLC and Brett Moyer, effective May 2, 2011. (1)

10.7	Executive Employment Agreement between FOCUS Enhancements, Inc. and Gary Williams, dated May 28, 2004. (1)

10.8	First Amendment to Executive Employment Agreement by and between Summit Semiconductor, LLC and Gary Williams, effective May 2, 2011. (1)

10.9	Offer Letter from Summit Semiconductor, Inc. to Michael Howse, dated April 6, 2018. (1)

10.10	Amendment to Agreement, effective as of December 27, 2018, between Summit Wireless Technologies, Inc. and Michael Howse. (6)

10.11	Deferred Shares Agreement, entered into as of January 4, 2019, between Summit Wireless Technologies, Inc. and Michael Howse. (6)

10.12	Form of Securities Purchase Agreement between Summit Semiconductor, LLC and the purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

10.13	Form of Amendment to Series D Transaction Documents. (1)

10.14	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series E Senior Secured Original Issue Discount Convertible Notes. (1)

10.15	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 18, 2016. (1)

10.16	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 30, 2016. (1)

10.17	Management Rights Letter, dated May 17, 2017, between Summit Semiconductor, LLC and MARCorp Signal, LLC. (1)

10.18	Settlement Agreement, dated July 25, 2018, between Summit Semiconductor, Inc. and MARCorp Signal, LLC. (5)

10.19	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series F Senior Secured 15% Convertible Notes. (1)

10.20	Form of Amendment to Series F Transaction Documents. (2)

10.21	Form of Series G Subscription Agreement by and among Summit Semiconductor, Inc. and the purchasers of Series G 15% Original Issue Discount Senior Secured Promissory Notes. (1)

10.22	Form of Amendment to Series G Transaction Documents. (1)

10.23	Form of Securities Purchase Agreement, dated April 18, 2019, by and among Summit Wireless Technologies, Inc. and certain purchasers of Series A 8% Senior Convertible Preferred Stock. (10)

10.24	Form of Series F Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds. (8)

10.25	Form of Series G Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds. (8)

10.26	Form of Warrant Amendment and Exercise Agreement by and between the Company and certain other holders of the Company’s common stock purchase warrants. (8)

10.27	Form of Warrant Settlement Agreement by and between the Company and certain holders of the Company’s common stock purchase warrants. (8)

10.28	Form of Warrant Settlement Agreement by and between the Company and the Medalist Funds. (8)

10.29	Form of Amended and Restated Offer Letter from Summit Wireless Technologies, Inc. to George Oliva, dated October 4, 2019. (10)

10.30	Form of Unit Purchase Agreement, dated February 4, 2020, by and among the Company and the purchaser signatory thereto. (9)

10.31	Form of Subscription Agreement, dated February 28, 2020, by and among the Company and the purchaser signatory thereto. (9)

10.32	Form of Securities Purchase Agreement, dated March 2020, by and between the Company and the Investor. (11)

10.33	Form of Security Agreement, dated March 2020, by and between the Company and the Investor. (11)

10.34	Form of Security Agreement, dated March 2020, by and between WiSA and the Investor. (11)

10.35	Form of Trademark Security Agreement, dated March 2020, by and between the Company and the Investor. (11)

10.36	Form of Trademark Security Agreement, dated March 2020, by and between WiSA and the Investor. (11)

10.37	Form of Patent Security Agreement, dated March 2020, between the Company and the Investor. (11)

10.38	Form of Pledge Agreement, dated March 2020, between the Company, WiSA and the Investor. (11)

10.39	Form of Guaranty, dated March 2020. (11)

10.40	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, by and between Wells Fargo Bank, National Association and Summit Wireless Technologies, Inc. (13)

10.41	Settlement Agreement and Release, dated May 14, 2020, by and between the Company and Alexander Capital, L.P.(14)

10.42	Leak-Out Agreement, dated May 14, 2020, by and between the Company and Alexander Capital, L.P.(14)

10.43	Placement Agency Agreement, dated June 4, 2020, by and between the Company and Maxim Group LLC. (15)

10.44	Form of Securities Purchase Agreement, dated as of June 4, 2020, by and between the Company and the Investors. (15)

10.45	Placement Agency Agreement, dated June 9, 2020, by and between the Company and Maxim Group LLC. (16)

10.46	Form of Securities Purchase Agreement, dated as of June 9, 2020, by and between the Company and the Investors. (16)

10.47	Form of Settlement and Release Agreement, dated November 9, 2020, by and among the Company and each Holder. (17)

10.48	Form of Registration Rights Agreement, dated November 9, 2020, by and among the Company and the Holders. (17)

10.49	Form of Leak-Out Agreement, dated November 9, 2020, by and between the Company and each Holder. (17)

10.50	Lease Agreement by and between Portland 2 LLC and the Company, dated August 18, 2020. (17)

10.51	Summit Wireless Technologies, Inc. 2020 Stock Incentive Plan. (19)

10.52	Lease Agreement by and between Portland 2 LLC and the Company, dated August 18, 2020 (17)

10.53	Form of Inducement Agreement, dated January 18, 2021, by and between the Company and certain Selling Stockholders. (20)

10.54	Solicitation Agreement, dated January 15, 2021, by and between the Company and Maxim Group LLC. (20)

10.55	Form of Inducement Agreement, dated January 19, 2021, by and between the Company and certain Selling Stockholders. (21)

21.1	List of Subsidiaries. (18)

23.1*	Consent of BPM LLP.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed or furnished herewith, as applicable.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 2, 2018.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 23, 2018.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 25, 2018.

(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 14, 2018.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 15, 2018.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 29, 2019.

(7)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-230952) with the SEC on April 19, 2019.

(8)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 14, 2019.

(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 3, 2020.

(10)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 25, 2020.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 26, 2020.

(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 8, 2020.

(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 7, 2020.

(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on May 27, 2020.

(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 5, 2020.

(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 10, 2020.

(17)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 10, 2020.

(18)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-239750) with the SEC on July 8, 2020.

(19)	Filed as an Appendix A to the Company’s Proxy Statement on Form DEF 14A with the SEC on September 11, 2020.

(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 19, 2021.

(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 20, 2021.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Wireless Technologies, Inc.

Date: March 15, 2021	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2021	By:	/s/ George Oliva
George Oliva Chief Financial Officer (Principal Financial Officer)

Date: March 15, 2021	By:	/s/ Gary Williams
Gary Williams Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2021	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 15, 2021	By:	/s/ Lisa Cummins
Lisa Cummins
Director

Date March 15, 2021	By:	/s/ Jonathan Gazdak
Jonathan Gazdak
Director

Date: March 15, 2021	By:	/s/ Dr. Jeffrey M. Gilbert
Dr. Jeffrey M. Gilbert
Director

Date: March 15, 2021	By:	/s/ Michael Howse
Michael Howse
Director

Date: March 15, 2021	By:	/s/ Helge Kristensen
Helge Kristensen
Director

Date: March 15, 2021	By:	/s/ Sriram Peruvemba
Sriram Peruvemba
Director

Date: March 15, 2021	By:	/s/ Robert Tobias
Robert Tobias
Director

Summit Wireless Technologies, Inc. (formerly Summit Semiconductor, Inc.) and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Summit Wireless Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Wireless Technologies, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that Summit Wireless Technologies, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, available cash and cash used in operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Jose, California

March 15, 2021

Summit Wireless Technologies, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$7,415	$298
Accounts receivable	85	108
Inventories	2,708	2,666
Prepaid expenses and other current assets	908	944
Total current assets	11,116	4,016
Property and equipment, net	142	84
Intangible assets, net	-	28
Other assets	41	94
Total assets	$11,299	$4,222

Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$672	$1,554
Accrued liabilities	1,433	1,146
Borrowings, current portion	179	-
Total current liabilities	2,284	2,700

Capital lease liabilities	39	-
Borrowings, net of current portion	668	-
Derivative liability	387	387
Warrant liability	8	24
Total liabilities	3,386	3,111

Commitments and contingencies (Note 8)

Series A 8% Senior Convertible Preferred stock, par value $0.0001; 1,250,000 shares authorized; 250,000 shares issued and outstanding as of
December 31, 2020 and 2019,
(liquidation preference of $1,136,000 and $1,056,000)	597	517

Stockholders' Equity:

Common stock, par value $0.0001; 200,000,000 shares authorized;
8,402,250 and 1,245,238 shares issued and outstanding as of
December 31, 2020 and 2019, respectively	1	-
Additional paid-in capital	207,698	188,320
Accumulated other comprehensive loss	-	(48)
Accumulated deficit	(200,383)	(187,678)
Total stockholders' equity	7,316	594
Total liabilities, convertible preferred stock and stockholders' equity	$11,299	$4,222

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

Summit Wireless Technologies, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2020 and 2019

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue, net	$2,404	$1,666
Cost of revenue	1,977	1,737
Gross profit	427	(71)

Operating Expenses:
Research and development	4,572	5,427
Sales and marketing	2,974	2,834
General and administrative	4,168	2,829
Total operating expenses	11,714	11,090

Loss from operations	(11,287)	(11,161)

Interest expense, net	(1,397)	-
Change in fair value of warrant liability	16	204
Change in fair value of derivative liability	-	(171)
Other expense, net	(34)	(902)
Loss before provision for income taxes	(12,702)	(12,030)
Provision for income taxes	3	8
Net loss	$(12,705)	$(12,038)
Convertible preferred stock dividend	(80)	(56)
Deemed dividend from warrant repricing	(134)	-
Net loss attributable to common stockholders	$(12,919)	$(12,094)
Net loss per common share - basic and diluted	$(2.47)	$(12.75)
Weighted average number of common shares used in
computing net loss per common share	5,235,263	948,488

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements

Summit Wireless Technologies, Inc.

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2020 and 2019

(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(12,705)	$(12,038)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	-	(3)
Comprehensive loss	$(12,705)	$(12,041)

The accompanying notes are an integral part of these consolidated financial statements.

Summit Wireless Technologies, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

For the years ended December 31, 2020 and 2029

(in thousands, except share data)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2018	-	$-	769,896	$-	$179,503	$(45)	$(175,640)	$3,818
Release of vested restricted common stock	-	-	26,706	-	(87)	-	-	(87)
Issuance of warrants for common stock	-	-	-	-	46	-	-	46
Issuance of convertible preferred stock and common stock warrant, net of issuance costs	250,000	720	-	-	200	-	-	200
Fair value of derivative liability in connection with issuance of convertible preferred stock	-	(216)	-	-	-	-	-	-
Issuance of warrant for common stock in connection with convertible preferred stock offering	-	(43)	-	-	43	-	-	43
Convertible preferred stock dividend	-	56	-	-	(56)	-	-	(56)
Issuance of common stock, net of issuance costs	-	-	328,786	-	6,149	-	-	6,149
Issuance of common stock for services	-	-	8,639	-	246	-	-	246
Proceeds from issuance of pre-funded warrants and exercise of common stock warrants	-	-	56,419	-	1,167	-	-	1,167
Issuance of common stock for warrant settlement	-	-	7,647	-	112	-	-	112
Stock-based compensation	-	-	47,145	-	105	-	-	105
Change in fair value of common stock warrants upon repricing	-	-	-	-	892	-	-	892
Currency translation adjustment	-	-	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	-	-	(12,038)	(12,038)
Balance as of December 31, 2019	250,000	517	1,245,238	-	188,320	(48)	(187,678)	594

Issuance of common stock and warrants, net of offering costs	-	-	5,931,062	1	16,155	-	-	16,156
Issuance of common stock in connection with notes payable	-	-	500	-	4	-	-	4
Issuance of common stock and warrants in connection with settlements	-	-	296,625	-	922	-	-	922
Proceeds from the exercise of prefunded warrants and common stock warrants	-	-	805,000	-	789	-	-	789
Issuance of warrants in connection with convertible notes payable	-	-	-	-	630	-	-	630
Deemed dividend from warrant down-round provision	-	-	-	-	(134)	-	-	(134)
Warrant repricing	-	-	-	-	134	-	-	134
Convertible preferred stock dividend	-	80	-	-	(80)	-	-	(80)
Stock-based compensation	-	-	128,375	-	958	-	-	958
Restricted stock awards cancelled	-	-	(4,550)	-	-	-	-	-
Change in foreign currency translation from closure of subsidiary	-	-	-	-	-	48	-	48
Net loss	-	-	-	-	-	-	(12,705)	(12,705)
Balance as of December 31, 2020	250,000	$597	8,402,250	$1	$207,698	$-	$(200,383)	$7,316

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

Summit Wireless Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2020 and 2019

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,705)	$(12,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	1,389	-
Stock-based compensation	958	105
Expense related to common stock issued in settlements	922	112
Depreciation and amortization	66	58
Change in foreign currency translation from closure of subsidiary	48	-
Amortization of intangible assets	28	33
Change in fair value of warrant liability	(16)	(204)
Loss on disposal of property and equipment	-	2
Expense for issuance of warrants and common stock for services	-	310
Change in fair value of derivative liability	-	171
Change in fair value of common stock warrants upon repricing	-	892
Changes in operating assets and liabilities:
Accounts receivable	23	4
Inventories	(42)	(1,283)
Prepaid expenses and other assets	89	(516)
Accounts payable	(882)	1,022
Accrued liabilities	263	300
Net cash used in operating activities	(9,859)	(11,032)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	1
Purchases of property and equipment	(52)	(35)
Net cash used in investing activities	(52)	(34)

Cash flows from financing activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net of issuance costs	6,240	6,149
Proceeds from issuance of common stock, net of issuance costs	9,916	-
Proceeds from issuance of preferred stock and common stock warrants, net of issuance costs	-	920
Proceeds from the exercise of prefunded warrants and common stock warrants, net of issuance costs	789	1,167
Proceeds from issuance of promissory notes	847	-
Proceeds from issuance of convertible notes payable, net of issuance costs	1,396	-
Repayment of convertible notes payable	(2,151)	-
Repayment of capital lease	(9)	-
Taxes paid related to net share settlements of equity awards	-	(87)

Net cash provided by financing activities	17,028	8,149
Effect of exchange rate changes on cash and cash equivalents	-	(3)
Net increase (decrease) in cash and cash equivalents	7,117	(2,920)

Cash and cash equivalents as of beginning of year	298	3,218

Cash and cash equivalents as of end of year	$7,415	$298

Supplemental disclosure of cash flow information:

Cash paid for interest	$352	$-
Cash paid for income taxes	$3	$8

Noncash Investing and Financing Activities:
Issuance of warrants in connection with common stock offerings	$8,354	$-
Issuance of warrants in connection with convertible notes payable	$630	$-
Warrant repricing	$134	$-
Deemed dividend from warrant repricing	$(134)	$-
Convertible preferred stock dividend	$80	$56
Property and equipment purchased through capital lease	$72	$-
Issuance of common stock in connection with convertible notes payable	$4	$-
Issuance of common stock warrants in connection with preferred stock offering	$-	$243
Issuance of warrants in connection with public offering	$-	$97
Fair value of derivative liability in connection with issuance of convertible preferred stock	$-	$216

The accompanying notes are an integral part of these consolidated financial statements.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

1.	Business and Viability of Operations

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

Nasdaq Notification

On October 16, 2019, the Company received a written notification from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price of the Company’s common stock was below $1.00 per share for the previous thirty (30) consecutive business days. Nasdaq granted the Company a 180-calendar day compliance period, or until April 13, 2020, to regain compliance with its minimum bid price requirements, during which the Company’s common stock continued to be listed on Nasdaq, and on March 23, 2020, the Company received an extension of time to regain compliance. To regain compliance, the closing bid of the Company’s common stock was required to meet or exceed $1.00 per share for at least ten consecutive business days during such compliance period. On April 24, 2020, the Company announced that it received written notification from Nasdaq that the Company regained compliance with such minimum bid price requirement and the matter was closed.

On November 18, 2019, the Company received a written notification from Nasdaq that it did not comply with Nasdaq Listing Rule 5550(b), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity (the “Stockholders’ Equity Requirement”). Nasdaq required the Company to submit a plan to Nasdaq to regain compliance with the Stockholders’ Equity Requirement for consideration by the Nasdaq Listing Qualifications staff (“Nasdaq Staff”) by no later than January 2, 2020, and the Company submitted a plan on such date (the “Compliance Plan”). On March 23, 2020, the Nasdaq Staff accepted the Compliance Plan and granted the Company an extension period to regain compliance with the Stockholders’ Equity Requirement, which required the Company to complete an equity raise on or before May 18, 2020 and demonstrate compliance with the Stockholders’ Equity Requirement upon the filing of the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2020. On May 11, 2020, the Company filed a Form 8-K disclosing that it believed it had regained compliance with the Stockholders’ Equity Requirement as a result of the Company’s equity raise in April 2020. Additionally, on August 13, 2020, the Company filed a quarterly report on Form 10-Q for the quarterly period ended June 30, 2020, demonstrating stockholders’ equity of $11.7 million, which exceeded the minimum equity required by the Stockholder’s Equity Requirement and as a result of such filing, the matter was closed.

On March 24, 2020, the Company received written notification from Nasdaq that the Company did not comply with Nasdaq Listing Rule 5605 (the “Audit Committee Rule”), which requires that the audit committee of the Company’s board of directors include at least three independent directors. On June 24, 2020, as a result of the Company’s appointment of Sri Peruvemba to such audit committee effective as of June 22, 2020, Nasdaq notified the Company that it determined that the Company regained compliance with the Audit Committee Rule and the matter was closed.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

1.	Business and Viability of Operations, continued

On January 6, 2021, the Company notified Nasdaq that effective January 1, 2021, Helge Kristensen, a current director of the Company and a member of the audit committee of the Company’s board of directors, may no longer be considered an independent director, as such term is defined in Nasdaq Listing Rule 5605(a)(2). On January 14, 2021, the Company received a letter from Nasdaq confirming that the Company is not in compliance with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605 and that consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq has provided the Company a “cure period” in order to regain compliance until the earlier of (i) the Company’s next annual stockholders’ meeting or (ii) January 1, 2022; or if the next annual stockholders’ meeting is held before June 30, 2021, then the Company must evidence compliance with such rule no later than June 30, 2021. Nasdaq has also informed the Company that if it does not regain compliance with both of the Nasdaq Independence Requirements, within the applicable “cure period,” Nasdaq will provide written notification to the Company that its securities will be delisted from Nasdaq. At that time, the Company will have the right to appeal the delisting determination to a Hearings Panel. The Company is actively searching for a qualified individual to replace Mr. Kristensen as an independent director and anticipates regaining compliance with the Nasdaq independence requirements within the time provided.

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

COVID-19

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Given the fact that our products are sold through a variety of distribution channels, we expect that our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our customers and suppliers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although, we did observe fluctuating demand for our products between April and September 2020, and delays in certain product shipments from our suppliers after the COVID-19 pandemic was declared, including most recently, we have not experienced a material adverse impact on our operating results. We have reduced access to our facilities to personnel and third parties who perform critical activities that must be performed on-site and as a result, most of our personnel currently work remotely. Such remote working policies may negatively impact productivity and disrupt our business operations. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. We also cannot be certain how demand may shift over time or be certain supply delays or interruptions will not occur in the future, as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.	Summary of Significant Accounting Policies, continued

Liquidity and management plans

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of December 31, 2020, the Company had cash and cash equivalents of $7.4 million and reported net cash used in operations of $9.9 million during the year ended December 31, 2020. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has not generated significant revenues and has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its initial public offering (“IPO”) and proceeds from convertible notes. The Company also obtained a loan of $847,000, pursuant to the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, but the use of funds from such loan, by its terms, has been limited to making payroll payments to our employees and other permitted purposes relating to the operation of our business. (See Note 4 – Borrowings – Payroll Protection Program Note Agreement.) Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated financial statements reflect the accounts of Summit Wireless Technologies, Inc. and its wholly-owned subsidiaries, Summit Wireless K.K., a Japanese corporation, which was closed in May 2020, and WiSA, LLC, a Delaware limited liability company.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or stockholders’ equity.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.	Summary of Significant Accounting Policies, continued

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires full or partial payment in advance of shipping. As of December 31, 2020, the Company had three customers accounting for 36%, 31% and 15% of accounts receivable. As of December 31, 2019, the Company had three customers accounting for 37%, 28% and 20% of accounts receivable. The Company had three customers accounting for 43%, 10% and 10% of its net revenue for the year ended December 31, 2020. The Company had two customers accounting for 57% and 24% of its net revenue for the year ended December 31, 2019.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and are generally not interest bearing. The Company reviews its trade receivables aging to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends and changes to customers’ financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments and investments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The carrying value of the Company’s borrowings and capital lease liabilities approximates fair value based upon borrowing rates currently available to the Company for loans and capital leases with similar terms.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of December 31, 2020 and 2019, the Company had capitalized $0 and $12,000, respectively, of deferred offering costs in prepaid expenses and other current assets on the consolidated balance sheet.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.	Summary of Significant Accounting Policies, continued

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of two to five years. Leasehold improvements and assets acquired under capital lease are amortized on a straight-line basis over the shorter of the useful life or term of the lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consisted of trademarks and are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of three years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During fiscal year 2020, no changes were made to the estimated useful life of intangible assets. During fiscal year 2020, the intangible assets were fully amortized.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

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

In an equity-classified freestanding financial instrument, as of the date that a down round feature is triggered, the Company measures the fair value of the instrument without the down round feature (that is, before the strike price is reduced) and the fair value of the financial instrument with a strike price that reflects the adjustment from the down round. The incremental difference in the fair value is recorded a deemed dividend. As the Company has an accumulated deficit, the deemed dividend is recorded as a reduction of additional paid-in capital in the consolidated balance sheet. The Company increases the net loss available to common stockholders by the amount of the deemed dividend.

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

Sales to certain distributors are made under arrangements which provide the distributors with price adjustments, price protection, stock rotation and other allowances under certain circumstances. The Company provides a limited number of its customers with a contractual right of return. These returns, adjustments and other allowances are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue recognized. We believe that there will not be significant changes to our estimates of variable consideration.

If a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred income/ advances received from customers which are included in other current liabilities when the payment is made or it is due, whichever is earlier.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of December 31, 2020 and 2019.

(in thousands)
	December 31,	December 31,
	2020	2019
Contract liabilities	$373	$451
During the year ended December 31, 2020, the Company recognized $436,000 of revenue that was included in the contract balances as of December 31, 2019.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.	Summary of Significant Accounting Policies, continued

Revenue by Geographic Area

In general, revenue disaggregated by geography (See Note 11) is aligned according to the nature and economic characteristics of our business and provides meaningful disaggregation of our results of operations. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements.

Practical Expedients and Exemptions

As part of our adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we elected to use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

In addition, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Stock-Based Compensation

The Company measures and recognizes the compensation expense for restricted stock units and restricted stock awards granted to employees and directors based on the fair value of the award on the grant date.

Restricted stock units give an employee an interest in Company stock but they have no tangible value until vesting is complete. Restricted stock units and restricted stock awards are equity classified and measured at the fair market value of the underlying stock at the grant date and recognized as expense over the related service or performance period. The Company elected to account for forfeitures as they occur. The fair value of stock awards is based on the quoted price of our common stock on the grant date. Compensation cost for restricted stock units and restricted stock awards is recognized using the straight-line method over the requisite service period.

Research and Development

Research and development costs are charged to operations as incurred.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the years ended December 31, 2020 and 2019 are $334,000 and $30,000, respectively.

Comprehensive Loss

Comprehensive loss includes all changes within stockholders’ equity that are not the result of transactions with stockholders. Accumulated other comprehensive loss includes the foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary. In May 2020, the Company’s foreign subsidiary was closed and the accumulated translation adjustment of $48,000 was recognized as other expense in the consolidated statement of operations.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the consolidated statements of operations in other income (expense), net and were not material for the years ended December 31, 2020 and 2019.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.	Summary of Significant Accounting Policies, continued

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, convertible preferred stock, warrants for common stock, restricted stock awards and restricted stock units are considered to be potentially dilutive securities.

For the year ended December 31, 2020, warrants to purchase 7,314,102 shares of common stock, 87,169 shares of restricted stock, 626,974 restricted stock units and 250,000 shares of convertible preferred stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive. For the year ended December 31, 2019, warrants to purchase 369,855 shares of common stock, 47,145 shares of restricted stock and 250,000 shares of convertible preferred stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of December 31, 2020 and 2019. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties.

Recently Issued and Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820)”. The FASB developed the amendments to Accounting Standards Codification 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements. The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years, with early adoption permitted. The Company adopted this guidance as of January 1, 2020 and the adoption did not have a significant impact on the consolidated financial statements.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.	Summary of Significant Accounting Policies, continued

Recently Issued and Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”. The objective of the update is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with a lease term of more than 12 months. In addition, the update will require additional disclosures regarding key information about leasing arrangements. Under existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. In October 2019, the FASB decided to defer the mandatory effective date of ASU 2016-02 to fiscal years beginning after December 15, 2020 for certain entities, including private companies. In June 2020, in response to adverse effect caused by Coronavirus Disease pandemic on private businesses, the FASB issued ASU 2020-05 which deferred the effective date for ASU 2016-02 for private businesses to annual reporting periods beginning after December 15, 2021. As an emerging growth company, the Company is allowed to adopt accounting pronouncements at the same time as non-public business entities. As a result, we will adopt the update for our fiscal year beginning after December 15, 2021. The Company does not expect the adoption of this standard to significantly impact the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. As an emerging growth company, the Company is allowed to adopt the accounting pronouncement at the same time as non-public business entities. As a result, the Company will adopt the update for its fiscal year beginning after December 15, 2023. The Company is evaluating the impact of this standard on its consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

3.	Balance Sheet Components

Inventories (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$1,872	$1,040
Work in progress	283	260
Finished goods	553	1,366

Total inventories	$2,708	$2,666

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

3.	Balance Sheet Components, continued

Property and equipment, net (in thousands):

	December 31,	December 31,
	2020	2019
Machinery and equipment	$866	$771
Tooling	11	11
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	40	11
	1,021	897
Less: Accumulated depreciation and amortization	(879)	(813)

Property and equipment, net	$142	$84

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $66,000 and $58,000, respectively. The cost and accumulated depreciation of assets acquired under capital lease included in machinery and equipment in the above table as of December 31, 2020 were $72,000 and $8,000, respectively.

Accrued liabilities (in thousands):

	December 31,	December 31,
	2020	2019
Accrued vacation	$328	$263
Accrued compensation	84	38
Customer advances	373	451
Accrued audit fees	161	140
Accrued rebate	326	204
Accrued other	161	50

Total accrued liabilities	$1,433	$1,146

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

4.	Borrowings

Funding Agreement

On January 23, 2020, we entered into a funding agreement, as amended (the “Funding Agreement”), which provided for the issuance to an unaffiliated accredited investor of a convertible promissory note in the principal amount of $111,100, reflecting a 10% original issue discount, 500 shares of our common stock and a five-year warrant exercisable for 7,936 shares of our common stock at an exercise price of $9.80 per share in consideration for $100,000, which was funded on January 24, 2020. Repayment of the convertible promissory note was due 45 days from execution of the Funding Agreement, or March 9, 2020. On March 31, 2020, the outstanding debt owed to such investor pursuant to the Funding Agreement was fully repaid.

During the years ended December 31, 2020 and 2019, the Company recognized $20,000 and $0, respectively, of interest expense from amortization of debt discounts related to the Funding Agreement.

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

The March 2020 Note ranked senior to the Company’s existing and future indebtedness and was secured to the extent and as provided in the security agreements entered into between the investor and each of the Company and its wholly-owned subsidiary, in connection with the March 2020 Private Placement. The March 2020 Note was convertible in whole or in part at the option of the Investor into shares of common stock at a conversion price equal to the lesser of (a) 90% of the average of the five lowest daily VWAPs during the previous twenty trading days prior to delivery to the Company of such investor’s applicable notice of conversion and (b) $6.40, subject to certain adjustments, at any time following the earlier of (i) 60 days from execution of the March 2020 Purchase Agreement and (ii) the date on which a registration statement covering the shares of common stock underlying each of the March 2020 Note and the related warrant is declared effective by the SEC; however, if the Company entered into an underwriting agreement within 45 days of the date on which the March 2020 Note was issued in connection with an underwritten offering that closes within 45 days of the execution of the Purchase Agreement, such investor may not convert the March 2020 Note prior to the 61st day after the date on which such underwriting agreement was executed.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

4.	Borrowings, continued

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

In connection with the March 2020 Note, the Company issued the March 2020 Warrant to the investor and the March 2020 Maxim Warrant to Maxim, respectively (see Note 6 – Convertible Preferred Stock and Stockholders’ Equity for fair value computation). The sum of the fair value of the March 2020 Warrant and the March 2020 Maxim Warrant, and the original issue discount for interest and issuance costs for the March 2020 Note were recorded as debt discounts to be amortized to interest expense over the respective term using the effective interest method. When the March 2020 Note was paid off (see paragraph below), all remaining debt discounts were recognized as interest expense in the consolidated statement of operations. As a result of two adjustments in the initial conversion price, the Company modified the warrant agreements and recorded a deemed dividend of $134,000 during the year ended December 31, 2020 (See Note 6 – Convertible Preferred Stock and Stockholders’ Equity.)

The March 2020 Note contained several embedded conversion features. The Company determined that there was no significant value to the embedded conversion features as the underlying events to trigger the conversion features were not likely to occur. The Company did not record any embedded conversion liability related to the March 2020 Note.

On April 29, 2020, the outstanding debt of $2,040,000, owed to the Investor pursuant to the March 2020 Note, was fully repaid. During the years ended December 31, 2020 and 2019, the Company recognized $1,369,000 and $0 of interest expense from the amortization of debt discounts as a result of the passage of time and the payoff of the March 2020 Note.

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

•	Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.

•	Level 2 – Pricing is provided by third-party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

5.	Fair Value Measurements, continued

•	Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 by level within the fair value hierarchy, are as follows:

(in thousands)	December 31, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$8

(in thousands)	December 31, 2019
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$24

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2020 or 2019.

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

	For The Year Ended December 31,
(in thousands)	2020	2019
Beginning balance	$24	$210
Additions	-	18
Change in fair value	(16)	(204)
Ending balance	$8	$24

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the consolidated statements of operations.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

5.	Fair Value Measurements, continued

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability that is categorized within Level 3 of the fair value hierarchy as of December 31, 2020 and 2019 is as follows:

	As of December 31,
	2020	2019
Common Stock Price	$3.70	$12.20
Term (Years)	2.26	3.26
Volatility	112%	62%
Risk-free rate of interest	0.13%	1.62%
Dividend Yield	0.0%	0.0%

Derivative Liability

The following table includes a summary of changes in fair value of the Company’s derivative liability measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

	For The Year Ended December 31,
(in thousands)	2020	2019
Beginning balance	$387	$-
Additions	-	216
Change in fair value	-	171
Ending balance	$387	$387

As of December 31, 2020, the Company measured the fair value of the derivative related to the convertible preferred stock by estimating the fair value of the Series A Preferred Stock as if conversion occurred on December 31, 2020. The Company calculated value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days and the specified floor price of $30.00. There was no change in the fair value of the derivative liability for the year ended December 31, 2020 because the volume weighted average price of the common stock was below the specified floor price.

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

The Series A Preferred Stock contains an embedded conversion feature that the Company has determined is a derivative requiring bifurcation. The fair value of the derivative liability at the issuance of the Series A Preferred Stock was $216,000, which was recorded as a derivative liability with the offset recorded as a discount to the Series A Preferred Stock. (See Note 5 – Fair Value Measurements for the fair value computation.)

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

The authorized, issued and outstanding shares of Series A Preferred Stock and liquidation preferences as of December 31, 2020, were as follows:

		Number	Proceeds
	Number	of Shares	Net of	Conversion
	of Shares	Issued and	Issuance	Price per	Liquidation
	Authorized	Outstanding	Costs	Share	Preference
Series A 8 % Senior Convertible Preferred Stock	1,250,000	250,000	$920,000	$80.00	$1,136,000

The Series A Preferred Stock rights, privileges and preferences are as follows:

Dividends — The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share of 8% per annum, payable on conversion. The form of the dividend payment on the Series A Preferred Stock will be determined based on the legal availability of funds for the payment and the satisfaction of the Equity Conditions (as defined in the Certificate of Designations) for the 5 consecutive trading days immediately prior to the payment date. The form of the payment, depending on the priority, may be made in cash or shares of common stock at the Company’s option. If funds are not available and the Equity Conditions have not been met, the dividends will accrue to the next payment date or accrete to the Stated Value. The Company accrued dividends of $80,000 and $56,000 for the years ended December 31, 2020 and December 31, 2019, respectively.

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

Conversion — Each share of Series A Preferred Stock is convertible at the option of the holder into the number of shares of common stock (subject to adjustment for certain events, including dilutive issuances, stock splits, and reclassifications) determined by multiplying such number by the ratio of the Stated Value by a conversion price, which price is originally equal to $80.00 (the “Fixed Conversion Price”). However, if the closing price of the common stock is less than the Fixed Conversion Price, then the Fixed Conversion Price may be reduced to equal 95% of the lowest volume weighted average price of the common stock for the previous 10 trading days, which price shall not be less than $30. Notwithstanding the foregoing, unless the Company obtains stockholder approval pursuant to the rules and regulations of The Nasdaq Capital Market, the Company cannot issue shares of common stock upon conversion of the Series A Preferred Stock in the event that such issuance exceeds 19.99% of the issued and outstanding shares of the Company’s common stock as of April 18, 2019 or if such conversion is considered a “change of control” under Nasdaq rules and regulations.

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

For the years ended December 31, 2020 and 2019

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

Common Stock

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan (the “Plan”). Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock , which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. Thereafter, the 15% evergreen provision governs the LTIP. For fiscal year 2021, up to 672,180 shares of common stock are available for participants under the LTIP.

In connection with the termination of the Plan, on January 31, 2018, the Company issued to its employees and directors 64,224 and 7,656, shares of restricted common stock (“January 2018 Restricted Stock Grant”), respectively. Such shares of restricted common stock were granted outside the LTIP’s first year share availability pool, are fully vested, and will be released to the employees and directors in three tranches at the rate of 33.4%, 33.3% and 33.3% on September 1, 2018, March 1, 2019 and September 1, 2019, respectively. In the event an employee voluntarily resigns, the release dates of the shares will be extended such that only 16.5% of the shares are released every six months, until 100% are released. In the event that a director voluntarily resigns, each of the release dates will be extended six months.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

On March 1, 2019 and September 1, 2019, the Company released its second and third tranches, respectively, of restricted shares under the January 2018 Restricted Stock Grant. A portion of the restricted stock that was released was net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the year ended December 31, 2020, 705 shares of restricted stock were released with an intrinsic value of approximately $3,000. For the year ended December 31, 2019, 47,168 shares of restricted stock were released with an intrinsic value of approximately $1.5 million. Of the restricted stock released, 18,141 shares were forfeited and we withheld 2,321 shares to satisfy approximately $87,000 of employees’ minimum tax obligation on the released restricted stock. As of December 31, 2020, there were 352 shares of restricted stock remaining under the January 2018 Restricted Stock Grant to be released to a terminated employee in March 2021.

On January 4, 2019, the Company awarded 20,000 deferred shares to Michael Howse, a member of the Company’s board of directors, in connection with a Deferred Shares Agreement under the LTIP. The shares vest immediately prior to a significant change in ownership, defined as a Fundamental Transaction in the agreement. In light of this performance vesting condition, the Company has not recorded any stock-based compensation expense for the issuance of these shares during the years ended December 31, 2020 and 2019.

On September 9, 2019, the Company agreed to issue 7,500 shares of restricted common stock to George Oliva, the Company’s new Chief Financial Officer, as an inducement grant. Such shares were issued outside the Company’s LTIP. Such shares shall be subject to annual vesting over a period of four years beginning September 1, 2019. The Company will record stock-based compensation expense over the four-year vest period.

Acceleration of Vesting of Restricted Stock

On July 27, 2020, the Company fully accelerated the vesting terms of 39,429 outstanding shares of restricted common stock that had been previously awarded under the LTIP and 7,500 outstanding shares of restricted common stock that had been previously awarded outside the LTIP to Mr. Oliva, such that all such stock awards were considered fully vested as of July 27, 2020. In connection with the acceleration of such vesting terms, the Company recorded a stock based compensation charge of $649,000 and recorded a bonus expense of $57,000, as the Company paid the payroll taxes imposed on the holders of such awards.

A summary of activity related to restricted stock awards (excluding the deferred shares) for the year ended December 31, 2020 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2020	47,146	$19.56
Granted	102,669	$2.41
Vested	(58,096)	$15.69
Forfeited	(4,550)	$13.48
Non-vested as of December 31, 2020	87,169	$2.26

As of December 31, 2020, the unamortized compensation costs related to the unvested restricted stock awards was approximately $188,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

2020 Stock Incentive Plan

On July 27, 2020, the board of directors adopted the Company’s 2020 Stock Incentive Plan (the “2020 Stock Plan”) and the reservation of an aggregate of 650,000 shares of the Company’s common stock authorized for issuance under the 2020 Stock Plan, subject to stockholder approval. The 2020 Stock Plan authorizes the grant of equity-based compensation to the Company’s senior managers, employees, directors, consultants, professionals and service providers in the form of stock options, restricted stock and restricted stock units. On July 27, 2020, the Company also granted, subject to stockholder approval, an aggregate of 614,824 restricted stock units to senior managers, employees, directors, consultants. Each of the awards are scheduled to vest on the first, second, and third anniversaries of August 15, 2020, so long as such award recipient remains in service of the Company on each such anniversary. Each restricted stock unit represents the right to receive one share of the Company’s common stock under the 2020 Stock Plan. On October 20, 2020, the Company held the 2020 Annual Meeting of Stockholders and approved the adoption of the 2020 Stock Plan and the reservation of an aggregate of 650,000 shares of the Company’s common stock. In connection with the approval, the Company issued 614,824 restricted stock units to employees, directors and consultants.

A summary of activity related to restricted stock units under the Company’s 2020 Stock Plan for the year ended December 31, 2020 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2020	-	$-
Granted	637,824	$2.29
Vested	-	$-
Forfeited	(10,850)	$(2.27)
Non-vested as of December 31, 2020	626,974	$2.29

As of December 31, 2020, the unamortized compensation costs related to the unvested restricted stock units was approximately $1,366,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

The grant date fair value of February 2020 Warrants was $103,000, which was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $6.00; expected dividend yield of 0.0%; expected volatility of 59.0%; risk-free interest rate of 0.89% and expected life of 5 years.

The fair value of the February 2020 Alexander Warrant at issuance was $11,000. The fair value of such warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $6.00, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 0.89% and expected life of 5 years. The fair value was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying consolidated balance sheet.

April 2020 Public Offering

On April 23, 2020, the Company closed an underwritten public offering of 1,525,000 shares of its common stock, pre-funded common stock purchase warrants to purchase up to an aggregate of 475,000 shares of common stock, and common stock purchase warrants to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock (the “April 2020 Public Offering”). Each share of common stock or pre-funded common stock purchase warrant was sold together with one common stock purchase warrant to purchase one share of common stock at a combined price to the public of $3.25 per share and common stock purchase warrant (or $3.24 per pre-funded common stock purchase warrant and common stock purchase warrant). Gross proceeds before deducting underwriting discounts, commissions and other offering expenses were approximately $6.5 million. In addition, the Company granted to Maxim a 45-day option to purchase up to an additional 300,000 shares of common stock and/or common stock purchase warrants to purchase up to an aggregate of 300,000 shares of common stock, at the public offering price, less discounts and commissions, of which Maxim partially exercised its option to purchase additional common stock purchase warrants to purchase up to an aggregate of 229,100 shares of common stock. Each common stock purchase warrant is immediately exercisable for one share of common stock at an exercise price of $3.25 per share and will expire five years from issuance. The Company also issued a warrant to Maxim to purchase up to 100,000 shares of common stock in connection with the April 2020 Public Offering (the “April 2020 Maxim Warrant”). Such warrant has an exercise price of $3.90 per share and is fully vested.

May 2020 Shelf Registration

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

Purchase Agreements

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

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

Settlement Agreements

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

On November 9, 2020, in order to resolve a dispute between certain investors (the “February 2020 Holders”) and the Company regarding certain registration rights in connection with the February 2020 Private Placement, the Company entered into a settlement and release agreement with each of the February 2020 Holders (the “Settlement Agreement”), pursuant to which (i) the Company and the February 2020 Holders agreed to amend the original warrants issued in February 2020 (the “Original Warrants”) to provide for the purchase of one additional share of common stock for each share of common stock available under the Original Warrants, totaling 45,534 additional common stock purchase warrants, (ii) the Company and the February 2020 Holders agreed to amend the Original Warrants to reduce the exercise price to $2.55, and (iii) the Company agreed to issue an additional 236,375 shares of common stock and 236,369 common stock purchase warrants to purchase up to 236,369 shares of common stock. As consideration for the foregoing, the February 2020 Holders agreed to release any and all claims they may have against the Company, including, but not limited to, claims arising in connection with any securities held by the February 2020 Holders.

Warrants for Common Shares

The Company has issued warrants to purchase common shares to employees and consultants as compensation for services rendered, as well as, in conjunction with the purchase of common shares in equity and debt transactions. A summary of the warrant activity and related information for the years ended December 31, 2020 and 2019 is provided as follows.

In April 2019, the Company granted a warrant to purchase up to 12,756 shares of common stock to Ms. Walsh, holder of Series A Preferred Stock. The warrant has an exercise price of $39.60 per share and is fully vested. The fair value of the warrant at issuance was $216,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $2.08, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.38% and expected life of 5 years. The Company determined the relative fair value of the warrant and the related Series A Preferred Stock, and recorded the warrant at $200,000, with the offset recorded to additional paid-in capital. On April 18, 2019, Ms. Walsh agreed to purchase 250,000 shares of our Series A Preferred Stock in consideration for $1,000,000.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

In April 2019, the Company agreed to grant a warrant to purchase up to 2,041 shares of common stock to Alexander Capital, L.P. in connection with the issuance of the Series A Preferred Stock. The warrant has an exercise price of $43.60 per share and are fully vested but not exercisable until October 2019. The fair value of the warrant at issuance was $43,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $41.60, expected dividend yield 0%, expected volatility 59%, risk-free interest rate 2.38% and expected life of 5.0 years. The fair value was recorded as a cost of issuance of the Series A Preferred Stock, with the offset to additional paid-in capital.

In May 2019, the Company agreed to grant a warrant to purchase up to 6,114 shares of common stock to Alexander Capital, L.P. in connection with the Public Offering. The warrant has an exercise price of $33.20 per share and are fully vested but not exercisable until May 2020. The fair value of the warrant at issuance was $70,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $27.20, expected dividend yield 0%, expected volatility 60%, risk-free interest rate 2.18% and expected life of 4.0 years. The fair value was recorded as a cost of issuance of the common stock, with the offset to additional paid-in capital.

In July 2019, the Company granted a warrant to purchase up to 2,000 shares of common stock to Lippert/Heilshorn Associates Inc. The warrant has an exercise price of $24.80 per share and are fully vested. The fair value of the warrant at issuance was $23,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $23.20, expected dividend yield 0%, expected volatility 58%, risk-free interest rate 1.88% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

In August 2019, the Company granted warrants to purchase up to 2,500 shares of common stock to DFC Advisory Services, LLC. The warrants have an exercise price of $26.20 per share and are fully vested. The fair value of the warrants at issuance was $23,000. The fair value of the warrants was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $20.20, expected dividend yield 0%, expected volatility 58%, risk-free interest rate 1.51% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

The Company has issued warrants to purchase shares of common stock to employees and consultants as compensation for services rendered, as well as in conjunction with the purchase of shares of common stock in equity and debt transactions.

In connection with the March 2020 Note, the Company issued the March 2020 Note to the investor and the March 2020 Maxim Warrant to Maxim to purchase shares of common stock of 227,679 and 20,400, respectively (see Note 4 – Borrowings) at an exercise price of $6.40 per share. The grant date fair value of such warrants was $625,000, which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $5.40; expected dividend yield of 0.0%; expected volatility of 61.0%; risk-free interest rate of 0.38% and expected life of 5 years.

Such warrant issued to the investor contained an adjustment provision such that if the Company issues or sells any shares of common stock or common stock equivalents (as defined in the March 2020 Note), subject to certain exceptions, at an effective price lower than the conversion price, then in effect, the conversion price shall be reduced to the price per share paid for such shares of common stock or common stock equivalents. The common stock and common stock equivalents issued by the Company in the April 2020 Public Offering were issued at price per share of $3.25, which was lower than the conversion price then in effect. Additionally, the Alexander Settlement Shares, issued to Alexander under the Alexander Settlement Agreement, on May 14, 2020, were issued at a price per share which was lower than the conversion price then in effect. The Company modified the exercise price of the March 2020 Warrant as a result of each of these transactions and calculated the incremental fair value related to these modifications. The resulting deemed dividend from these down round adjustments was $134,000, and this is included as an offset to additional paid-in capital in the accompanying consolidated balance sheets.

Concurrent with the April 2020 Public Offering, the Company issued prefunded warrants for $475,000 at an exercise price of $0.01 per share. These warrants were exercised immediately upon the closing of the transactions for proceeds of $4,750 and the investors received 475,000 shares of common stock.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

Additionally, as a result of the April 2020 Public Offering, the Company issued warrants to purchase shares of common stock to the common stock investors, prefunded warrants investors, and Maxim of 1,525,000, 475,000 and 291,000, respectively. The warrants have an exercise price of $3.25 per share and are fully vested. The grant date fair value of those warrants was $2,606,000, which was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying consolidated balance sheet. The fair value of the warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $2.50; expected dividend yield of 0.0%; expected volatility of 64.0%; risk-free interest rate of 0.37% and expected life of 5 years.

The Company also issued the April 2020 Maxim Warrant to purchase up to 100,000 shares of common stock to Maxim in connection with the April 2020 Public Offering. Such warrant has an exercise price of $3.90 per share and is fully vested. The fair value of such warrant at issuance was $106,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $2.50, expected dividend yield 0%, expected volatility 64%, risk-free interest rate 0.37% and expected life of 5 years. The fair value was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying consolidated balance sheet.

In connection with the offering pursuant to the June 4th Purchase Agreement, the Company issued the June 4th Warrants to the investors to purchase up to an aggregate of 2,275,000 shares of common stock. Such warrants have an exercise price of $2.55 per share and are fully vested. The grant date fair value of those warrants was $3,153,000, which was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $2.52; expected dividend yield of 0.0%; expected volatility of 64.0%; risk-free interest rate of 0.45% and expected life of 5.5 years.

In connection with the offering pursuant to the June 9th Purchase Agreement, the Company issued the June 9th Warrants to the investors to purchase up to an aggregate of 2,040,000 shares of common stock. Such warrants have an exercise price of $2.61 per share and are fully vested. The grant date fair value of those warrants was $2,375,000, which was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $2.25; expected dividend yield of 0.0%; expected volatility of 64.0%; risk-free interest rate of 0.32% and expected life of 5.5 years.

Warrant Amendment and Exercise Agreements

Between September 25, 2019 and October 8, 2019, the Company and certain holders (each a “Holder” and collectively, the “Holders”) of the Company’s common stock purchase warrants, with exercise prices between $60.00 and $108 (collectively, the “Original Warrants”), including the Company’s Series D common stock purchase warrants, Series F common stock purchase warrants (the “Series F Warrants”) and Series G common stock purchase warrants (the “Series G Warrants”), entered into Warrant Amendment and Exercise Agreements (the “Warrant Amendment Agreements”), pursuant to which the Company agreed to reduce the exercise price of each Original Warrant to $16 (the “Reduced Exercise Price”), and for each Original Warrant exercised by a Holder at the Reduced Exercise Price, the Company agreed to reduce the exercise price of Original Warrants to purchase up to an equivalent number of shares of common stock (the “Amended Warrants”) to $15.80 (the “Amended Exercise Price”). The Company entered into Warrant Amendment Agreements with 32 Holders, under which Original Warrants were exercised for a total of 56,419 shares of common stock and the Company received gross proceeds of $903,000. The net proceeds to the Company, after commissions and legal expenses, were approximately $840,000. Remaining Original Warrants for 69,070 shares of common stock had their exercise price adjusted to the Amended Exercise Price of $15.80.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

Pursuant to the Warrant Amendment Agreement entered into with the Holders of Series F Warrants and Series G Warrants, if the exercise of an Original Warrant at the Reduced Exercise Price would cause such a Holder to exceed the 9.99% beneficial ownership limitation (the “Beneficial Ownership Limitation”), in lieu of receiving such number of shares of common stock in excess of the Beneficial Ownership Limitation, the Company will only issue such number of shares of common stock to such Holder as would not cause such Holder to exceed the maximum number of shares of common stock permitted under the Beneficial Ownership Limitation, and such Holder shall be issued, at an exercise price equal to the Reduced Exercise Price less $15.80 per share, pre-funded common stock purchase warrants covering such number of shares of common stock as would otherwise have been in excess of the Beneficial Ownership Limitation (the “Pre-Funded Warrants”, and collectively with the Original Warrants and the Amended Warrants, the “Warrants”). In connection with such exercises, two Holders were issued Pre-Funded Warrants to purchase an aggregate of 20,718 shares of common stock.

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

From November 3, 2019 to November 6, 2019, the Company entered into settlement agreements (each a “Settlement Agreement” and collectively, the “Settlement Agreements”) with each of the Holders (other than the Medalist Funds (as defined herein), whose Settlement Agreement is described below) pursuant to which the Company agreed to issue such Holders an aggregate of 7,647 additional shares of common stock, with such shares meant to compensate such Holders for the difference between the Amended Exercise Price and the lower priced shares that were offered to investors in connection with the Company’s earlier registered direct offering of an aggregate of 125,000 shares of common stock, priced at $0.70 per share, that the Company closed on October 16, 2019 (the “Registered Direct Offering”). In addition, pursuant to the Settlement Agreements, the Company and the Holders agreed to extend the date by which the Company would file a registration statement on Form S-3 to register all of the Resale Shares from November 4, 2019 to November 18, 2019.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2020 is as follows:

	Warrants		Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2020	Life (years)	December 31, 2020
$2.32 - $3.90	6,884,216	4.55	6,869,216
$6.40 - $9.80	32,889	4.15	32,889
$15.80 - $17.50	93,562	1.76	93,562
$24.80 - $99.00	230,571	0.99	230,571
$108.00 - $207.00	72,864	1.60	72,864
$5.81	7,314,102	4.54	7,299,102

Warrants exercisable as of December 31, 2020 exclude a warrant to purchase 15,000 shares of common stock issued to a marketing consulting firm. Such warrant will vest in three tranches upon the achievement of certain milestones. Additionally, warrants to purchase 20,722 shares of common stock which are shown above with a price of $15.80 are Pre-Funded Warrants under which the holder must only pay $0.20 per share to complete the exercise.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

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

7.	Income Taxes

The domestic and foreign components of loss before provision for income taxes for the years ended December 31, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Domestic	$(12,702)	$(12,028)
Foreign	-	(2)
Loss before provision for income taxes	$(12,702)	$(12,030)

The following represent components of the income tax expense for the years ended December 31, 2020 and 2019:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2020	2019
Current:
Federal	$-	$-
State	3	8
Foreign	-	-
Total current provision for income taxes	3	8
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred provision for income taxes	-	-
Total	$3	$8

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

7.	Income Taxes, continued

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2020 and 2019 are presented below:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss	$10,560	$7,170
Accruals and reserves	104	80
Amortization of intangible assets	1,635	1,983
Other	209	206
Gross deferred tax assets	12,508	9,439
Valuation allowance	(12,449)	(9,382)
Total deferred tax assets	59	57
Deferred tax liabilities:
Prepaid expenses	(59)	(57)
Total deferred tax liabilities	(59)	(57)
Net deferred tax assets	$-	$-

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is “more-likely-than-not” that the deferred tax assets will be realized; accordingly, a full valuation allowance was maintained, and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $3,067,000 and $2,599,000 during the years ended December 31, 2020 and 2019, respectively.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. On December 21, 2020, the U.S. Congress passed the Consolidation Appropriations Act, 2021 (the “CAA Act”). The tax provisions under the CARES Act and CAA Act, do not have a material impact on the consolidated financial statements for the year ended December 31, 2020 given the existence of a full valuation allowance.

On June 29, 2020, California Assembly Bill 85 (“AB 85”) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. The Company does not expect the suspension of net operating losses to have a significant impact on the consolidated financial statements.

As of December 31, 2020, the Company had federal net operating loss carryforwards of $37,739,000. The federal net operating loss carryforwards will carryforward indefinitely but are subject to the 80% taxable income limitation.

As of December 31, 2020, the Company had state net operating loss carryforwards of $37,735,000, which will begin to expire in 2038.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

7.	Income Taxes, continued

Provision for income taxes for the years ended December 31, 2020 and 2019 differed from the amounts computed by applying the statutory federal income tax rate of 21% to the loss before provision for income taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2020	2019
Effective tax rate reconciliation:
Income tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	-	(0.1)
Other permanent differences	(3.6)	(1.2)
Change in valuation allowance	(17.4)	(19.7)
Provision for income taxes	-%	-%

Tax positions are evaluated in a two-step process. The Company first determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not” recognition threshold it is then measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2020 and 2019 is zero.

The Company has not incurred any material tax interest or penalties as of December 31, 2020. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2018 through 2020 remain open for examination by various taxing jurisdictions.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2020 and 2019, the Company has not accrued any penalties or interest related to uncertain tax positions.

8.	Commitments and Contingencies

Operating Leases

The Company rents its Beaverton, Oregon office under an operating lease, which was set to expire on October 31, 2020. Under the terms of the lease, the Company is responsible for taxes, insurance and maintenance expense. The Company recognizes rent expense on a straight-line basis over the lease period. On August 18, 2020, the Company signed an operating lease that begins November 1, 2020, to rent office space in Beaverton Oregon, to replace the lease that expired on October 31, 2020. The new lease expires on January 31, 2024. The following are the annual minimum lease payments for the four years ending December 31, 2021 through December 31, 2024: $163,000, $153,000, $173,000, and $15,000.

Rent expense for the years ended December 31, 2020 and 2019 was $332,000 and $378,000, respectively.

Capital Leases

During August 2020, the Company entered in to a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the consolidated balance sheets.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

8.	Commitments and Contingencies, continued

Future minimum lease commitments for the capital lease as of December 31, 2020 are as follows:

(in thousands)
Payments due in:
Year ending December 31, 2021	$26
Year ending December 31, 2022	26
Year ending December 31, 2023	15
Total minimum lease payments	67
Less: Amounts representing interest	(5)
Present value of capital lease obligations	62
Less: Current portion of capital lease liabilities	23
Capital lease liabilities	$39

Obligations under the capital lease are included in accrued liabilities and capital lease liabilities on the consolidated balance sheets.

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

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

8.	Commitments and Contingencies, continued

On May 14, 2020, we entered into a settlement agreement with Alexander (the “Alexander Settlement Agreement”), pursuant to which, in consideration for Alexander releasing us from all claims against us arising out of that certain engagement agreement, dated February 6, 2020, that we entered into with Alexander (the “Alexander Engagement Agreement”), other than indemnification for certain third-party claims, we agreed to (i) pay Alexander a one-time cash payment of $125,000 and (ii) issue to Alexander 50,000 shares of our common stock (the “Alexander Settlement Shares”) which had a value of approximately $111,000. We also released Alexander from the same type of claims against Alexander, other than indemnification for certain third-party claims. Upon signing the Alexander Settlement Agreement, the Company recorded a charge of $236,000 to general and administrative expense in the year ended December 31, 2020.

On November 9, 2020, in order to resolve a dispute between certain investors (the “February 2020 Holders”) and the Company regarding certain registration rights in connection with the February 2020 Private Placement, the Company entered into a settlement and release agreement with each of the February 2020 Holders (the “February 2020 Settlement Agreement”), pursuant to which (i) the Company and the February 2020 Holders agreed to amend the original warrants issued in February 2020 (the “Original Warrants”) to provide for the purchase of one additional share of common stock for each share of common stock available under the Original Warrants, (ii) the Company and the February 2020 Holders agreed to amend the Original Warrants to reduce the exercise price to $2.55, and (iii) the Company agreed to issue an additional 236,375 shares of common stock and 236,369 common stock purchase warrants to purchase up to 236,369 shares of common stock. As consideration for the foregoing, the February 2020 Holders agreed to release any and all claims they may have against the Company, including, but not limited to, claims arising in connection with any securities held by the February 2020 Holders. Upon signing the February 2020 Settlement Agreement, the Company recorded a charge of $801,000 to general and administrative expense in the year ended December 31, 2020.

The Company’s management does not believe that any such matters, individually or in the aggregate, will have a materially adverse effect on the Company’s consolidated financial statements.

9.	Intangible Assets

Trademarks are being amortized on a straight line basis over their respective estimated useful life of 36 months.

	December 31, 2020
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	3	$100,000	$100,000	$-

	December 31, 2019
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	3	$100,000	$72,000	$28,000

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

10.	Related Parties

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak has been a member of the Company’s board of directors since June 2015. Alexander Capital, L.P. has acted as the lead investment bank in a number of the Company’s private financings and as an underwriter for the Company’s IPO.

On October 7, 2019, Mr. Gazdak entered into a Warrant Amendment Agreement and Settlement Agreement with the Company, as discussed in Note 6 - Warrant Amendment and Exercise Agreements. Mr. Gazdak exercised Original Warrants for a total of 157 shares of common stock and the Company received proceeds of $2,510. On November 6, 2019, Mr. Gazdak entered into a Settlement Agreement with the Company, pursuant to which the Company issued Mr. Gazdak 23 additional shares of common stock. In connection with the Company’s entry in the Warrant Amendment Agreements, Alexander was paid a cash fee of $51,374.

As of December 31, 2020 and 2019, Mr. Gazdak owned less than 1% of the outstanding shares of the Company’s common stock.

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

The Company also entered into the Alexander Settlement Agreement with Alexander on May 14, 2020. (See Note 6 – Convertible Preferred Stock and Stockholders’ Equity.)

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

On October 8, 2019, each of the Medalist Funds entered into a Warrant Amendment Agreement with the Company, as discussed in Note 7 - Warrant Amendment and Exercise Agreements. The Medalist Funds exercised Original Warrants, in aggregate, a total of 2,894 shares of common stock and the Company received proceeds of $46,294.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

10.	Related Parties, continued

Pursuant to Warrant Amendment Agreements that were entered into with each of the Medalist Funds, with respect to the Series F Warrants and Series G Warrants, if the exercise of an original warrant at the Reduced Exercise Price (as such term is defined in the Warrant Amendment Agreements) would cause each of the Medalist Funds to exceed the Beneficial Ownership Limitation, in lieu of receiving such number of shares of common stock in excess of the Beneficial Ownership Limitation, the Company will only issue such number of shares of common stock to each of the Medalist Funds as would not cause each of the Medalist Funds to exceed the maximum number of shares of common stock permitted under the Beneficial Ownership Limitation, and each of the Medalist Funds shall be issued, at an exercise price equal to the Reduced Exercise Price less $15.80 per share, pre-funded common stock purchase warrants covering such number of shares of common stock as would otherwise have been in excess of the Beneficial Ownership Limitation. In connection with such exercises, the Medalist Funds were issued pre-funded common stock purchase warrants to purchase an aggregate of 20,722 shares of common stock. The Company received aggregate gross proceeds of approximately $327,000 in connection with the purchase of such pre-funded common stock purchase warrants.

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

As of December 31, 2020 and 2019, the Medalist Funds owned less than 5% and 8.3% of the outstanding shares of the Company’s common stock, respectively.

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

For the years ended December 31, 2020 and 2019, Hansong Technology purchased modules from the Company of approximately $175,000 and $64,000, respectively, and made payments to the Company of approximately $163,000 and $23,000, respectively. For the years ended December 31, 2020 and 2019, Hansong Technology sold speaker products to the Company of approximately $214,000 and $378,000, respectively, and the Company made payments to Hansong Technology of approximately $366,000 and $53,000, respectively.

As of December 31, 2020 and 2019, affiliates of Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

Notes To Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

11.	Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the years ended December 31, 2020 and 2019 was as follows:

	For the year ended
	December 31,
(in thousands)	2020	2019
United States	$240	$23
Europe	314	456
Asia Pacific	1,850	1,187
Total	$2,404	$1,666

Substantially all of our long-lived assets are located in the United States.

12.	Subsequent Events

In January 2021, pursuant to the Company’s solicitation of certain warrant holders, such warrant holders agreed to exercise warrants to purchase an aggregate of 1,221,675 shares of common stock for net proceeds of approximately $2.9 million. In consideration for their exercise of these warrants, for cash, the exercising holders are being issued new warrants to purchase up to an aggregate of 305,419 shares of common stock, at an exercise price of $4.20 per share, which are exercisable for a period of five years.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Certificate of Conversion of Summit Semiconductor, Inc. (2)

2.2	Plan of Conversion of Summit Semiconductor, Inc. (2)

3.1(i)	Certificate of Incorporation of Summit Semiconductor, Inc. (1)

3.1(ii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (3)

3.1(iii)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (4)

3.1(iv)	Form of Certificate of Designations of the Preferences, Rights and Limitations of the Series A 8% Senior Convertible Preferred Stock.(10)

3.1(v)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (12)

3.2(i)	Bylaws of Summit Semiconductor, Inc. (1)

4.1	Form of Common Stock Certificate. (6)

4.2	Form of Common Stock Purchase Warrant issued to holders of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

4.3	Form of Amended and Restated Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes. (6)

4.4	Form of Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes. (6)

4.5	Form of Common Stock Purchase Warrant issued to holders of Series F Senior Secured 15% Convertible Notes. (1)

4.6	Form of Common Stock Purchase Warrant issued to holders of Series G 15% Original Issue Discount Senior Secured Promissory Notes in June 2018. (1)

4.7	Form of Common Stock Purchase Warrant issued to holders of Series G 20% Original Issue Discount Senior Secured Promissory Notes in July 2018. (2)

4.8	Amended and Restated Common Stock Purchase Warrant to purchase 110,000 shares of Common Stock issued to Michael Howse on December 27, 2018. (6)

4.9	Amended and Restated Common Stock Purchase Warrant to purchase 165,000 shares of Common Stock issued to Michael Howse on December 27, 2018. (6)

4.10	Form of Common Stock Purchase Warrant issued to holder of Series A 8% Senior Convertible Preferred Stock. (7)

4.11	Form of Pre-Funded Common Stock Purchase Warrant. (8)

4.12	Form of Amendment No. 1 to Series F Common Stock Purchase Warrant. (8)

4.13	Form of Common Stock Purchase Warrant, dated February 2020. (9)

4.14	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (10)

4.15	Form of Senior Secured Convertible Instrument, dated March 2020. (11)

4.16	Form of Common Stock Purchase Warrant, dated March 2020. (11)

4.17	Form of Placement Agent Warrant, dated March 2020. (11)

4.18	Form of Common Stock Purchase Warrant. (15)

4.19	Form of Common Stock Purchase Warrant. (16)

4.20	Form of Amendment to Common Stock Purchase Warrant. (17)

4.21	Form of Common Stock Purchase Warrant. (17)

10.1	Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.2	Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.3	Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.4	Form of Indemnity Agreement by and between Summit Semiconductor, Inc., and each of its directors and executive officers. (1)

10.5	Employment Agreement between FOCUS Enhancements, Inc. and Brett Moyer, dated August 6, 2002. (1)

10.6	First Amendment to Employment Agreement by and between Summit Semiconductor, LLC and Brett Moyer, effective May 2, 2011. (1)

10.7	Executive Employment Agreement between FOCUS Enhancements, Inc. and Gary Williams, dated May 28, 2004. (1)

10.8	First Amendment to Executive Employment Agreement by and between Summit Semiconductor, LLC and Gary Williams, effective May 2, 2011. (1)

10.9	Offer Letter from Summit Semiconductor, Inc. to Michael Howse, dated April 6, 2018. (1)

10.10	Amendment to Agreement, effective as of December 27, 2018, between Summit Wireless Technologies, Inc. and Michael Howse. (6)

10.11	Deferred Shares Agreement, entered into as of January 4, 2019, between Summit Wireless Technologies, Inc. and Michael Howse. (6)

10.12	Form of Securities Purchase Agreement between Summit Semiconductor, LLC and the purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

10.13	Form of Amendment to Series D Transaction Documents. (1)

10.14	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series E Senior Secured Original Issue Discount Convertible Notes. (1)

10.15	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 18, 2016. (1)

10.16	Form of Consent, Amendment and Termination Agreement by and among Summit Semiconductor, LLC and certain purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes on November 30, 2016. (1)

10.17	Management Rights Letter, dated May 17, 2017, between Summit Semiconductor, LLC and MARCorp Signal, LLC. (1)

10.18	Settlement Agreement, dated July 25, 2018, between Summit Semiconductor, Inc. and MARCorp Signal, LLC. (5)

10.19	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series F Senior Secured 15% Convertible Notes. (1)

10.20	Form of Amendment to Series F Transaction Documents. (2)

10.21	Form of Series G Subscription Agreement by and among Summit Semiconductor, Inc. and the purchasers of Series G 15% Original Issue Discount Senior Secured Promissory Notes. (1)

10.22	Form of Amendment to Series G Transaction Documents. (1)

10.23	Form of Securities Purchase Agreement, dated April 18, 2019, by and among Summit Wireless Technologies, Inc. and certain purchasers of Series A 8% Senior Convertible Preferred Stock. (10)

10.24	Form of Series F Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds. (8)

10.25	Form of Series G Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds. (8)

10.26	Form of Warrant Amendment and Exercise Agreement by and between the Company and certain other holders of the Company’s common stock purchase warrants. (8)

10.27	Form of Warrant Settlement Agreement by and between the Company and certain holders of the Company’s common stock purchase warrants. (8)

10.28	Form of Warrant Settlement Agreement by and between the Company and the Medalist Funds. (8)

10.29	Form of Amended and Restated Offer Letter from Summit Wireless Technologies, Inc. to George Oliva, dated October 4, 2019. (10)

10.30	Form of Unit Purchase Agreement, dated February 4, 2020, by and among the Company and the purchaser signatory thereto. (9)

10.31	Form of Subscription Agreement, dated February 28, 2020, by and among the Company and the purchaser signatory thereto. (9)

10.32	Form of Securities Purchase Agreement, dated March 2020, by and between the Company and the Investor. (11)

10.33	Form of Security Agreement, dated March 2020, by and between the Company and the Investor. (11)

10.34	Form of Security Agreement, dated March 2020, by and between WiSA and the Investor. (11)

10.35	Form of Trademark Security Agreement, dated March 2020, by and between the Company and the Investor. (11)

10.36	Form of Trademark Security Agreement, dated March 2020, by and between WiSA and the Investor. (11)

10.37	Form of Patent Security Agreement, dated March 2020, between the Company and the Investor. (11)

10.38	Form of Pledge Agreement, dated March 2020, between the Company, WiSA and the Investor. (11)

10.39	Form of Guaranty, dated March 2020. (11)

10.40	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, by and between Wells Fargo Bank, National Association and Summit Wireless Technologies, Inc. (13)

10.41	Settlement Agreement and Release, dated May 14, 2020, by and between the Company and Alexander Capital, L.P.(14)

10.42	Leak-Out Agreement, dated May 14, 2020, by and between the Company and Alexander Capital, L.P.(14)

10.43	Placement Agency Agreement, dated June 4, 2020, by and between the Company and Maxim Group LLC. (15)

10.44	Form of Securities Purchase Agreement, dated as of June 4, 2020, by and between the Company and the Investors. (15)

10.45	Placement Agency Agreement, dated June 9, 2020, by and between the Company and Maxim Group LLC. (16)

10.46	Form of Securities Purchase Agreement, dated as of June 9, 2020, by and between the Company and the Investors. (16)

10.47	Form of Settlement and Release Agreement, dated November 9, 2020, by and among the Company and each Holder. (17)

10.48	Form of Registration Rights Agreement, dated November 9, 2020, by and among the Company and the Holders. (17)

10.49	Form of Leak-Out Agreement, dated November 9, 2020, by and between the Company and each Holder. (17)

10.50	Lease Agreement by and between Portland 2 LLC and the Company, dated August 18, 2020. (17)

10.51	Summit Wireless Technologies, Inc. 2020 Stock Incentive Plan. (19)

10.52	Lease Agreement by and between Portland 2 LLC and the Company, dated August 18, 2020 (17).

10.53	Form of Inducement Agreement, dated January 18, 2021, by and between the Company and certain Selling Stockholders. (20)

10.54	Solicitation Agreement, dated January 15, 2021, by and between the Company and Maxim Group LLC. (20)

10.55	Form of Inducement Agreement, dated January 19, 2021, by and between the Company and certain Selling Stockholders. (21)

21.1	List of Subsidiaries. (18)

23.1*	Consent of BPM LLP.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed or furnished herewith, as applicable.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 2, 2018.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 23, 2018.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 25, 2018.

(4)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 14, 2018.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 15, 2018.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 29, 2019.

(7)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-230952) with the SEC on April 19, 2019.

(8)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 14, 2019.

(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 3, 2020.

(10)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 25, 2020.

(11)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 26, 2020.

(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 8, 2020.

(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 7, 2020.

(14)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on May 27, 2020.

(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 5, 2020.

(16)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 10, 2020.

(17)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 10, 2020.

(18)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-239750) with the SEC on July 8, 2020.

(19)	Filed as an Appendix A to the Company’s Proxy Statement on Form DEF 14A with the SEC on September 11, 2020.

(20)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 19, 2021.

(21)	Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 20, 2021.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

