Form 10-Q
period 2021-03-31
Summit Wireless Technologies, Inc.
filed 2021-05-12
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of the registrant’s common stock outstanding as of May 12, 2021 is 11,132,553.

SUMMIT WIRELESS TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Summit Wireless Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$9,707	$7,415
Accounts receivable	143	85
Inventories	3,296	2,708
Prepaid expenses and other current assets	1,414	908
Total current assets	14,560	11,116

Property and equipment, net	149	142
Other assets	41	41
Total assets	$14,750	$11,299
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,139	$672
Accrued liabilities	1,763	1,433
Borrowings, current portion	285	179
Total current liabilities	3,187	2,284

Other liabilities	69	39
Borrowings, net of current portion	562	668
Derivative liability	387	387
Warrant liability	8	8
Total liabilities	4,213	3,386

Commitments and contingencies (Note 8)

Series A 8% Senior Convertible Preferred stock, par value $0.0001; 1,250,000 shares authorized; 250,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, (liquidation preference of $1,156,000 and $1,136,000)	617	597

Stockholders' Equity:

Common stock, par value $0.0001; 200,000,000 shares authorized;
11,132,553 and 8,402,250 shares issued and outstanding as of
March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	213,594	207,698
Accumulated deficit	(203,675)	(200,383)
Total stockholders' equity	9,920	7,316
Total liabilities, convertible preferred stock and stockholders' equity	$14,750	$11,299

(1)	The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2021 and 2020

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue, net	$1,153	$411
Cost of revenue	858	348
Gross profit	295	63

Operating Expenses:
Research and development	1,173	1,134
Sales and marketing	874	698
General and administrative	968	891
Total operating expenses	3,015	2,723
Loss from operations	(2,720)	(2,660)

Interest expense	(3)	(37)
Change in fair value of warrant liability	-	19
Warrant inducement expense	(567)	-
Other expense, net	(2)	(2)
Loss before provision for income taxes	(3,292)	(2,680)
Provision for income taxes	-	-
Net loss	$(3,292)	$(2,680)
Convertible preferred stock dividend	(20)	(20)
Net loss attributable to common stockholders	$(3,312)	$(2,700)
Net loss per common share - basic and diluted	$(0.33)	$(2.19)
Weighted average number of common shares used in computing net loss per common share	9,979,991	1,230,598

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the three months ended March 31, 2021 and 2020

(in thousands, except share and per share data)

(unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	250,000	$597	8,402,250	$1	$207,698	$-	$(200,383)	$7,316
Issuance of common stock upon warrant exercise	-	-	2,086,251	-	5,095	-	-	5,095
Warrants issued in connection with warrant exercise	-	-	-	-	567	-	-	567
Convertible preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Stock-based compensation	-	-	643,700	-	254	-	-	254
Release of vested restricted common stock	-	-	352	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,292)	(3,292)
Balance as of March 31, 2021	250,000	$617	11,132,553	$1	$213,594	$-	$(203,675)	$9,920

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2019	250,000	$517	1,245,238	$-	$188,320	$(48)	$(187,678)	594
Issuance of common stock and warrants, net of offering costs	-	-	91,062	-	725	-	-	725
Issuance of common stock in connection with notes payable	-	-	500	-	4	-	-	4
Issuance of warrants in connection with convertible notes payable	-	-	-	-	630	-	-	630
Convertible preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Stock-based compensation	-	-	2,000	-	75	-	-	75
Restricted stock awards cancelled	-	-	(550)	-	-	-	-	-
Release of vested restricted common stock	-	-	353	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,680)	(2,680)
Balance as of March 31, 2020	250,000	$537	1,338,603	$-	$189,734	$(48)	$(190,358)	$(672)

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Summit Wireless Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,292)	$(2,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	-	37
Stock-based compensation	254	75
Depreciation and amortization	19	14
Amortization of intangible assets	-	9
Change in fair value of warrant liability	-	(19)
Warrant inducement expense	567	-
Changes in operating assets and liabilities:
Accounts receivable	(58)	57
Inventories	(588)	16
Prepaid expenses and other assets	(506)	(37)
Accounts payable	467	512
Accrued liabilities	366	196
Net cash used in operating activities	(2,771)	(1,820)

Cash flows from investing activities:
Purchases of property and equipment	(26)	(2)
Net cash used in investing activities	(26)	(2)

Cash flows from financing activities:
Proceeds from issuance of common stock upon warrant exercises, net of issuance costs	5,095	-
Proceeds from issuance of common stock and warrants, net of issuance costs	-	725
Proceeds from issuance of convertible notes payable, net of issuance costs	-	1,665
Repayment of capital lease	(6)	-
Repayment of convertible notes payable	-	(111)
Net cash provided by financing activities	5,089	2,279
Net increase in cash and cash equivalents	2,292	457
Cash and cash equivalents as of beginning of year	7,415	298
Cash and cash equivalents as of end of year	$9,707	$755
Supplemental disclosure of cash flow information:
Cash paid for interest	1	-

Noncash Investing and Financing Activities:
Issuance of warrants in connection with common stock offerings	$-	$114
Issuance of warrants in connection with convertible notes payable	$-	$630
Convertible preferred stock dividend	$20	$20
Issuance of common stock in connection with convertible notes payable	$-	$4
Expenses related to issuance of convertible notes in accounts payable	$-	$269

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

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

Nasdaq Notifications

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

On January 6, 2021, the Company notified Nasdaq that effective January 1, 2021, Helge Kristensen, a current director of the Company and a member of the audit committee of the Company’s board of directors, may no longer be considered an independent director, as such term is defined in Nasdaq Listing Rule 5605(a)(2). On January 14, 2021, the Company received a letter from Nasdaq confirming that the Company is not in compliance with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605 and that consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq provided the Company a “cure period” in order to regain compliance until the earlier of (i) the Company’s next annual stockholders’ meeting or (ii) January 1, 2022; or if the next annual stockholders’ meeting is held before June 30, 2021, then the Company must evidence compliance with such rule no later than June 30, 2021. Nasdaq also informed the Company that if it does not regain compliance with both of the Nasdaq Independence Requirements, within the applicable “cure period,” Nasdaq will provide written notification to the Company that its securities will be delisted from Nasdaq.

On April 19, 2021, as a result of the Company’s appointment of Robert Tobias to the audit committee effective as of March 14, 2021, Nasdaq notified the Company that it determined that the Company regained compliance with Nasdaq’s audit committee requirements and the matter was closed. On May 12, 2021, as a result of the Company’s appointment of Wendy Wilson to the Company’s board of directors effective as of May 6, 2021, Nasdaq notified the Company that it determined that the Company regained compliance with Nasdaq’s independent director requirements and the matter was closed.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

1.	Business and Viability of Operations, continued

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

Liquidity and management plans

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of March 31, 2021, the Company had cash and cash equivalents of $9.7 million and reported net cash used in operations of $2.8 million during the three months ended March 31, 2021. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has not generated significant revenues and has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its initial public offering (“IPO”) and proceeds from convertible notes. The Company also obtained a loan of $847,000, pursuant to the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, but the use of funds from such loan, by its terms, has been limited to making payroll payments to our employees and other permitted purposes relating to the operation of our business. (See Note 4 – Borrowings – Payroll Protection Program Note Agreement.) Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (“Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of operations and cash flows. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires partial payment in advance of shipping. As of March 31, 2021 and December 31, 2020, there was no allowance for doubtful accounts. As of March 31, 2021, the Company had four customers accounting for 33%, 30%, 16% and 11% of accounts receivable. As of December 31, 2020, the Company had three customers accounting for 36%, 31% and 15% of accounts receivable. The Company had five customers accounting for 37%, 12% 12%, 11% and 11% of its net revenue for the three months ended March 31, 2021. The Company had one customer accounting for 66% of its net revenue for the three months ended March 31, 2020.

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

For the Three Months Ended March 31, 2021 and 2020

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

Warrants for Shares of Common Stock and Derivative Financial Instruments

Warrants for shares of common stock and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as equity or liabilities. The Company assesses classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

For the Three Months Ended March 31, 2021 and 2020

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the condensed consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of March 31, 2021 and December 31, 2020.

(in thousands)
	March 31,	December 31,
	2021	2020
Contract liabilities	$715	$373
During the three months ended March 31, 2021, the Company recognized $373,000 of revenue that was included in the contract balances as of December 31, 2020.

Revenue by Geographic Area

In general, revenue disaggregated by geography (See Note 10) is aligned according to the nature and economic characteristics of our business and provides meaningful disaggregation of our results of operations. Since we operate in one segment, all financial segment and product line information can be found in the condensed consolidated financial statements.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three months ended March 31, 2021 and 2020 were $132,000 and $13,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2021 and 2020, the Company’s comprehensive loss is the same as its net loss.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three months ended March 31, 2021 and 2020.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, convertible preferred stock, warrants for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities.

For the three months ended March 31, 2021, warrants to purchase 5,530,600 shares of common stock, 250,000 shares of convertible preferred stock and 730,869 shares of restricted stock awards and 643,974 shares of restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive. For the three months ended March 31, 2020, warrants to purchase 703,099 shares of common stock, 250,000 shares of convertible preferred stock and 48,596 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

3.	Balance Sheet Components

Inventories (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$1,760	$1,872
Work in progress	223	283
Finished goods	1,313	553
Total inventories	$3,296	$2,708

Property and equipment, net (in thousands):

	March 31,	December 31,
	2021	2020
Machinery and equipment	$892	$866
Tooling	11	11
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	40	40
	1,047	1,021
Less: Accumulated depreciation and amortization	(898)	(879)
Property and equipment, net	$149	$142

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

3.	Balance Sheet Components, continued

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $19,000 and $14,000, respectively. The cost and accumulated depreciation of assets acquired under capital lease included in machinery and equipment in the above table as of March 31 ,2021 were $72,000 and $14,000, respectively.

Accrued liabilities (in thousands):

	March 31,	December 31,
	2021	2020
Accrued vacation	$338	$328
Accrued compensation	208	84
Customer advances	715	373
Accrued audit fees	107	161
Accrued rebate	201	326
Accrued other	194	161
Total accrued liabilities	$1,763	$1,433

4.	Borrowings

Funding Agreement

On January 23, 2020, we entered into a funding agreement, as amended (the “Funding Agreement”), which provided for the issuance to an unaffiliated accredited investor of a convertible promissory note in the principal amount of $111,100, reflecting a 10% original issue discount, 500 shares of our common stock and a five-year warrant exercisable for 7,936 shares of our common stock at an exercise price of $9.80 per share in consideration for $100,000, which was funded on January 24, 2020. Repayment of the convertible promissory note was due 45 days from execution of the Funding Agreement, or March 9, 2020, and the investor was granted a most favored nation right. On March 31, 2020, the outstanding debt owed to such investor pursuant to the Funding Agreement was fully repaid. During the three months ended March 31, 2020, the Company recognized $20,000 of interest expense from amortization of debt discounts related to the Funding Agreement.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

4.	Borrowings, continued

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

4.	Borrowings, continued

On April 29, 2020, the outstanding debt of $2,040,000, owed to the Investor pursuant to the March 2020 Note, was fully repaid. During the three months ended March 31, 2021 and 2020, the Company recognized $0 and $17,000, respectively, of interest expense from the amortization of debt discounts.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy, are as follows:

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

5.	Fair Value Measurements, continued

(in thousands)	March 31, 2021
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$8

(in thousands)	December 31, 2020
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$8

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2021 or March 31, 2020.

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

	For The Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Beginning balance	$8	$24
Additions	-	-
Change in fair value	-	(19)
Ending balance	$8	$5

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

The warrant liability is not significant at March 31, 2021 and there are no material changes to the significant unobservable inputs from December 31, 2020.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

5.	Fair Value Measurements, continued

Derivative Liability

As of March 31, 2021, the Company measured the fair value of the derivative by estimating the fair value of the Series A Preferred Stock as if conversion occurred on March 31, 2021. The Company calculated the value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days constrained by the specified floor price of $30.00. There was no change in the fair value of the derivative liability for the three months ended March 31, 2021 and 2020 because the volume weighted average price of the common stock was below the specified floor price.

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

The authorized, issued and outstanding shares of Series A Preferred Stock and liquidation preferences as of March 31, 2021, were as follows:

		Number	Proceeds
	Number	of Shares	Net of	Conversion
	of Shares	Issued and	Issuance	Price per	Liquidation
	Authorized	Outstanding	Costs	Share	Preference
Series A 8 % Senior Convertible Preferred Stock	1,250,000	250,000	$920,000	$80.00	$1,156,000

The Series A Preferred Stock rights, privileges and preferences are as follows:

Dividends — The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at the rate per share of 8% per annum, payable on conversion. The form of the dividend payment on the Series A Preferred Stock will be determined based on the legal availability of funds for the payment and the satisfaction of the Equity Conditions (as defined in the Certificate of Designations) for the 5 consecutive trading days immediately prior to the payment date. The form of the payment, depending on the priority, may be made in cash or shares of common stock at the Company’s option. If funds are not available and the Equity Conditions have not been met, the dividends will accrue to the next payment date or accrete to the Stated Value. The Company accrued dividends of $20,000 for each of the three months ended March 31, 2021 and 2020.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

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

For the Three Months Ended March 31, 2021 and 2020

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

For the three months ended March 31, 2021 and 2020, 352 and 353 shares of restricted stock, respectively, were released with an intrinsic value of approximately $1,000 and $2,000, respectively.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

A summary of activity related to restricted stock awards (excluding the deferred shares) for the three months ended March 31, 2021 is presented below:

Stock Units	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2021	87,169	$2.26
Granted	643,700	$3.58
Vested	-	$-
Forfeited	-	$-
Non-vested as of March 31, 2021	730,869	$3.42

As of March 31, 2021, the unamortized compensation costs related to the unvested restricted stock awards was approximately $2,383,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years.

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

A summary of activity related to restricted stock units under the Company’s 2020 Stock Plan for the three months ended March 31, 2021 is presented below:

Stock Units	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2021	626,974	$2.29
Granted	17,000	$3.89
Vested	-	$-
Forfeited	-	$-
Non-vested as of March 31, 2021	643,974	$2.33

As of March 31, 2021, the unamortized compensation costs related to the unvested restricted stock units was approximately $1,281,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

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

Purchase Agreements

On June 4, 2020, we entered into a securities purchase agreement (the “June 4, 2020 Purchase Agreement”) with several accredited investors providing for the issuance of (i) 2,275,000 shares of the Company’s common stock and (ii) warrants, with a term of 5.5 years, to purchase an aggregate of up to 2,275,000 shares of common stock at an exercise price of $2.55 per share, subject to customary adjustments thereunder, which warrants were immediately exercisable upon issuance and on a cashless basis if such warrants have not been registered on or before six months after the date of issuance. Pursuant to the June 4, 2020 Purchase Agreement, the investors purchased all of the securities sold thereby for an aggregate purchase price of $5,801,000. Pursuant to the June 4, 2020 Purchase Agreement, an aggregate of 2,275,000 shares of common stock were issued to the investors in a registered direct offering pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3, which was declared effective on September 6, 2019. The Company filed the prospectus supplement on June 5, 2020. Maxim acted as the placement agent. The warrants were issued to the investors in a concurrent private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Company paid Maxim a fee of approximately $464,000, which was equal to 8% of the aggregate purchase price paid by investors placed by Maxim and certain expenses. The June 4, 2020 Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto. The offering of the securities pursuant to the June 4, 2020 Purchase Agreement was closed on June 8, 2020.

On June 9, 2020, we entered into a securities purchase agreement (the “June 9, 2020 Purchase Agreement”) with several accredited investors providing for the issuance of (i) 2,040,000 shares of the Company’s common stock and (ii) warrants, with a term of 5.5 years, to purchase an aggregate of up to 2,040,000 shares of common stock at an exercise price of $2.61 per share, subject to customary adjustments thereunder, which warrants were immediately exercisable upon issuance and on a cashless basis if the Warrants have not been registered on or before six months after the date of issuance. Pursuant to the June 9, 2020 Purchase Agreement, the investors purchased all of the securities sold thereby for an aggregate purchase price of $5,324,000. Pursuant to the June 9, 2020 Purchase Agreement, an aggregate of 2,040,000 shares of common stock were issued to the investors in a registered direct offering, pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3, which was declared effective on September 6, 2019. The Company filed the prospectus supplement on June 10, 2020. Maxim acted as the placement agent. The warrants were issued to the investors in a concurrent private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The Company paid Maxim a fee of approximately $426,000, which was equal to 8% of the aggregate purchase price paid by investors placed by Maxim and certain expenses. The June 9, 2020 Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto. The offering of the securities pursuant to the June 9, 2020 Purchase Agreement was closed on June 11, 2020.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

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

In connection with the offering pursuant to the June 4, 2020 Purchase Agreement, the Company issued warrants to the investors to purchase up to an aggregate of 2,275,000 shares of common stock. Such warrants have an exercise price of $2.55 per share and are fully vested. The grant date fair value of those warrants was $3,153,000, which was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $2.52; expected dividend yield of 0.0%; expected volatility of 64.0%; risk-free interest rate of 0.45% and expected life of 5.5 years.

In connection with the offering pursuant to the June 9, 2020 Purchase Agreement, the Company issued warrants to the investors to purchase up to an aggregate of 2,040,000 shares of common stock. Such warrants have an exercise price of $2.61 per share and are fully vested. The grant date fair value of those warrants was $2,375,000, which was recorded within stockholders’ equity as a cost of issuance and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $2.25; expected dividend yield of 0.0%; expected volatility of 64.0%; risk-free interest rate of 0.32% and expected life of 5.5 years.

In January 2021, pursuant to the Company’s solicitation of certain warrant holders, such warrant holders agreed to exercise warrants to purchase an aggregate of 1,221,675 shares of common stock for net proceeds of approximately $2.9 million. In consideration for their exercise of these warrants, for cash, the exercising holders are being issued new warrants to purchase up to an aggregate of 305,419 shares of common stock, at an exercise price of $4.20 per share, which are exercisable for a period of five years. The grant date fair value of those warrants was $567,000, which was recorded as warrant inducement expense and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $3.85; expected dividend yield of 0.0%; expected volatility of 60.1%; risk-free interest rate of 0.45% and expected life of 5.0 years.

The Company had additional exercises in the quarter ended March 31, 2021 totaling 864,576 shares for proceeds of $2,342,000.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

Information regarding warrants for common stock outstanding and exercisable as of March 31, 2021 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	March 31, 2021	Life (years)	March 31, 2021
$2.32 - $4.20	5,103,384	4.31	5,088,384
$6.40 - $9.80	32,889	3.91	32,889
$15.80 - $17.50	93,562	1.51	93,562
$24.80 - $99.00	227,901	1.11	227,901
$108.00 - $207.00	72,864	1.35	72,864
$6.90*	5,530,600	4.20	5,515,600

* Weighted average

Warrants exercisable as of March 31, 2021 excludes warrants to purchase 15,000 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones. Additionally, warrants to purchase 20,722 shares of common stock which are shown above with a price of $15.80 are pre-funded warrants under which the holder must only pay $0.20 per share to complete the exercise.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2020 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2020	Life (years)	December 31, 2020
$2.32 - $3.90	6,884,216	4.55	6,869,216
$6.40 - $9.80	32,889	4.15	32,889
$15.80 - $17.50	93,562	1.76	93,562
$24.80 - $99.00	230,571	0.99	230,571
$108.00 - $207.00	72,864	1.60	72,864
$5.81*	7,314,102	4.54	7,299,102

* Weighted average

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

The Company recorded a provision for income taxes of $0 for the three months ended March 31, 2021 and $0 for the three months ended March 31, 2020.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

7.	Income Taxes, continued

The Company’s effective tax rate was 0.0% for the three months ended March 31, 2021 and 0.0% for the three months ended March 31, 2020. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2021 and 2020 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of March 31, 2021 and December 31, 2020, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three months ended March 31, 2021 and 2020 was calculated on a jurisdiction basis.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. On December 21, 2020, the U.S. Congress passed the Consolidation Appropriations Act, 2021 (the “CAA Act”). The tax provisions under the CARES Act and CAA Act, do not have a material impact on the condensed consolidated financial statements for the three months ended March 31, 2021, given the existence of a full valuation allowance.

On June 29, 2020, California Assembly Bill 85 (“AB 85”) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. The Company does not expect the suspension of net operating losses to have a significant impact on the condensed consolidated financial statements.

8.	Commitments and Contingencies

Operating Leases

The Company rented its Beaverton, Oregon office under an operating lease, which expired on October 31, 2020. Under the terms of the lease, the Company was responsible for taxes, insurance and maintenance expense. The Company recognized rent expense on a straight-line basis over the lease period. On August 18, 2020, the Company signed a new operating lease that began on November 1, 2020, to rent office space in Beaverton, Oregon, to replace the lease that expired on October 31, 2020. The new lease expires on January 31, 2024. The following are the annual minimum lease payments for the years ending December 31, 2021 through December 31, 2024: $122,000, $153,000, $173,000, and $15,000.

Rent expense for the three months ended March 31, 2021 and 2020 was $45,000 and $113,000, respectively.

Capital Leases

During August 2020, the Company entered into a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the condensed consolidated balance sheets.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

8.	Commitments and Contingencies, continued

Future minimum lease commitments for the capital lease as of March 31, 2021 are as follows:

(in thousands)
Payments due in:
Year ending December 31, 2021 (remaining 9 months)	$19
Year ending December 31, 2022	26
Year ending December 31, 2023	15
Total minimum lease payments	60
Less: Amounts representing interest	(4)
Present value of capital lease obligations	56
Less: Current portion of capital lease liabilities	23
Capital lease liabilities	$33

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

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak has been a member of the board of directors since June 2015. Alexander Capital, L.P. has acted as the lead investment bank in a number of the Company’s private financings and as an underwriter for the Company’s IPO. As of March 31, 2021 and December 31, 2020, Mr. Gazdak owned less than 1% of the outstanding shares of the Company’s common stock.

On February 6, 2020, the Company entered into a placement agency agreement with Alexander Capital, L.P. in connection with an offering by the Company of up to an aggregate of $835,000 of the Company’s securities, pursuant to which Alexander Capital, L.P. was paid cash fees of $83,000 and pursuant to which the Company agreed to issue to Alexander Capital, L.P. a warrant to purchase 4,553 shares of common stock. Such warrant is exercisable at a per share price of $8.80 and is exercisable at any time during the five-year period commencing on the date of issuance.

The Company also entered into the Alexander Settlement Agreement with Alexander Capital, L.P. on May 14, 2020. (See Note 6 – Convertible Preferred Stock and Stockholders’ Equity (Deficit)).

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 and 2020

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

For the three months ended March 31, 2021 and 2020, Hansong Technology purchased modules from the Company of approximately $82,000 and $0, respectively, and made payments to the Company of approximately $48,000 and $0, respectively. For the three months ended March 31, 2021 and 2020, Hansong Technology sold speaker products to the Company of approximately $626,000 and $0, respectively, and the Company made payments to Hansong Technology of approximately $210,000 and $0, respectively.

As of March 31, 2021 and December 31, 2020, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

10.	Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three months ended March 31, 2021 and 2020 was as follows:

(in thousands)	For The Three Months Ended
	March 31,
	2021	2020
United States	$169	$38
Europe	141	24
Asia Pacific	843	349
Total	$1,153	$411

Substantially all of our long-lived assets are located in the United States.

11.	Subsequent Events

Nasdaq Notices

On April 19, 2021, Nasdaq notified the Company that it regained compliance with Nasdaq’s audit committee requirements and the matter was closed. On May 12, 2021, Nasdaq notified the Company that it regained compliance with Nasdaq’s independent director requirements and the matter was closed. See Note 1 – Nasdaq Notifications for further details.

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

Current research and development investments focus on developing Wi-Fi compatible software for transmitting multichannel wireless audio for which patent applications have been submitted. A software solution enables smart devices that have Wi-Fi and video media to deliver surround sound audio and allows us to port our wireless audio technology to popular Wi-Fi based modules and systems on a chip (“SOC”) already shipping in volume. The Summit Wireless “Discovery” module announced in January 2021 is the first IoT module solution with our embedded wireless audio software that supports up to four separate wireless audio channels and reduces the cost per wireless channel by over 50% for soundbars and entry level home theater applications up to a 3.1 configuration. Our goal is to continue to commercialize and improve performance of a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost SOC and modules, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

To date, our operations have been funded through sales of our common and preferred equity, debt instruments, and revenue from the sale of our products. Our condensed consolidated financial statements contemplate the continuation of our business as a going concern. However, we are subject to the risks and uncertainties associated with an emerging business, as noted above we have no established source of capital, and we have incurred recurring losses from operations since inception.

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

On January 6, 2021, we notified the Nasdaq Stock Market LLC (“Nasdaq”) that effective January 1, 2021, Helge Kristensen, a current director of the Company and a member of the audit committee of the Company’s board of directors, may no longer be considered an independent director, as such term is defined in Nasdaq Listing Rule 5605(a)(2). On January 14, 2021, the Company received a letter from Nasdaq confirming that the Company is not in compliance with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605 and that consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq provided the Company a “cure period” in order to regain compliance until the earlier of (i) the Company’s next annual stockholders’ meeting or (ii) January 1, 2022; or if the next annual stockholders’ meeting is held before June 30, 2021, then the Company must evidence compliance with such rule no later than June 30, 2021. Nasdaq also informed the Company that if it does not regain compliance with both of the Nasdaq Independence Requirements, within the applicable “cure period,” Nasdaq will provide written notification to the Company that its securities will be delisted from Nasdaq.

The Company appointed Robert Tobias to the audit committee effective as of March 14, 2021 in order to regain compliance with the Nasdaq audit committee rule requirements.

Potential Impacts of the Novel Coronavirus (“COVID-19”) on Our Business and Operations

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter of 2020 was completed. During our second fiscal quarter of 2020, we observed decreased demand from certain of our customers due to the temporary closure by many retailers. Our third and fourth fiscal quarters of 2020 and our first fiscal quarter of 2021 saw improved customer demand as retailers partially reopened and demand for an in-home immersive cinema experience increased, while public cinemas remained closed throughout many regions in the country. However, another closure by retailers, as well as a reopening of more public cinemas, could impact customer demand in the future.

Given the fact that our products are sold through a variety of distribution channels, we expect that our sales will experience some volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. To date, we have experienced a shipment delay from two of our suppliers due to COVID-19, however we do not believe such delay will have a material adverse impact on our operating results and we have not experienced a material supply interruption. There can be no assurance that we will not experience material supply delays or interruptions in the future due to COVID-19, although we do not believe supply interruptions to be likely at this time.

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

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

Revenue for the three months ended March 31, 2021 was $1,153,000, an increase of $742,000, or 181%, compared to the same period of 2020. The increase was primarily due to increased volumes of both modules and speaker bundles.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the three months ended March 31, 2021 was $858,000, an increase of $510,000, or 147%, compared to the same period of 2020. The increase was primarily attributable to the direct material costs associated with higher sales volume.

Research and Development

Research and development expenses for the three months ended March 31, 2021 were $1,173,000, an increase of $39,000, compared to the same period of 2020. The increase in research and development expenses is primarily related to increased salary and benefit expense of $97,000 and increased stock-based compensation expenses of $52,000, partially offset by reduced facility allocation expense of $83,000.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2021 were $874,000, an increase of $176,000, compared to the same period of 2020. The increase in sales and marketing expenses is primarily related to increased website development and advertising expenses of $94,000 and $127,000, respectively, offset partially by reduced tradeshow charges of $31,000.

General and Administrative

General and administrative expenses for the three months ended March 31, 2021 were $968,000, an increase of $77,000, compared to the same period of 2020. The increase in general and administrative expenses is primarily related to increased salary and benefit expenses of $36,000, increased stock-based compensation and investor relations expenses of $94,000 and $49,000, respectively, partially offset by a contingency accrual of $250,000 booked during the three months ended March 31, 2020, related to the Alexander Settlement Agreement discussed in Note 6 – Convertible Preferred Stock and Stockholders’ Equity (Deficit).

Interest Expense

Interest expense for the three months ended March 31, 2021 was $3,000, compared to $37,000 for the same period of 2020. Interest expense for the three months ended March 31, 2020 was primarily due to the amortization of debt discounts associated with the convertible debt that the Company incurred in March 2020 and fully repaid on April 29, 2020.

Change in Fair Value of Warrant Liability

There was no change in the fair value of the warrant liability for the three months ended March 31, 2021. Change in fair value of warrant liability for the three months ended March 31, 2020 resulted in a gain of $19,000, and was due to the decrease in our common stock price during the period.

Warrant Inducement Expense

During the three months ended March 31, 2021, the Company recorded a charge of $567,000 in connection with the fair value of warrants issued to warrant holders in connection with a solicitation of such warrant holders to exercise their outstanding warrants during this period. See Note 6 – Convertible Preferred Stock and Stockholders’ Equity (Deficit). No such inducement occurred during the three months ended March 31, 2020.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2021 were $9,707,000, compared to $7,415,000 as of December 31, 2020.

We incurred a net loss of $3,292,000 for the three months ended March 31, 2021 and used net cash in operating activities of $2,771,000. For the three months ended March 31, 2020, we incurred a net loss of $2,680,000 and used net cash in operating activities of $1,820,000. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the three months ended March 31, 2021, was related to the increase in inventories, prepaid expenses and other assets, partially offset by increases in accounts payable and accrued liabilities.

The Company has financed its operations to date primarily through the issuance of equity securities (approximately $17,028,000 raised from various financings in fiscal 2020). In addition, during the first quarter of 2021 the Company raised approximately $5,095,000 from exercises of warrants which were acquired by investors in conjunction with such financings during fiscal 2020. Warrants exercisable for approximately 5.1 million shares of common stock with an exercise price between $2.32 - $4.20 per share, remain outstanding. The Company believes that its current level of liquid assets will be sufficient to fund its operations at least through the balance of fiscal 2021. The Company may seek additional equity financing before the end of fiscal 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 6, 2021, the Company notified Nasdaq that effective January 1, 2021, Helge Kristensen, a current director of the Company and a member of the audit committee of the Company’s board of directors, may no longer be considered an independent director, as such term is defined in Nasdaq Listing Rule 5605(a)(2). On January 14, 2021, the Company received a letter from Nasdaq confirming that the Company is not in compliance with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605 and that consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq provided the Company a “cure period” in order to regain compliance until the earlier of (i) the Company’s next annual stockholders’ meeting or (ii) January 1, 2022; or if the next annual stockholders’ meeting is held before June 30, 2021, then the Company must evidence compliance with such rule no later than June 30, 2021. Nasdaq also informed the Company that if it does not regain compliance with both of the Nasdaq Independence Requirements, within the applicable “cure period,” Nasdaq will provide written notification to the Company that its securities will be delisted from Nasdaq.

On April 19, 2021, as a result of the Company’s appointment of Robert Tobias to the audit committee effective as of March 14, 2021, Nasdaq notified the Company that it determined that the Company regained compliance with Nasdaq’s audit committee requirements and the matter was closed. On May 12, 2021, as a result of the Company’s appointment of Wendy Wilson to the Company’s board of directors effective as of May 6, 2021, Nasdaq notified the Company that it determined that the Company regained compliance with Nasdaq’s independent director requirements and the matter was closed.

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

Summit Wireless Technologies, Inc.

Date: May 12, 2021	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 12, 2021	By:	/s/ George Oliva
George Oliva
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)