Form 10-Q
period 2021-06-30
Summit Wireless Technologies, Inc.
filed 2021-08-10
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻    No  ⌧

The number of shares of the registrant’s common stock outstanding as of August 9, 2021 is 15,281,797.

SUMMIT WIRELESS TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets	(unaudited)	(1)

Current Assets:
Cash and cash equivalents	$10,293	$7,415
Accounts receivable	416	85
Inventories	3,563	2,708
Prepaid expenses and other current assets	1,425	908
Total current assets	15,697	11,116
Property and equipment, net	139	142
Other assets	41	41
Total assets	$15,877	$11,299

Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$671	$672
Accrued liabilities	2,660	1,433
Borrowings, current portion	847	179
Total current liabilities	4,178	2,284
Other liabilities	58	39
Borrowings, net of current portion	-	668
Derivative liability	-	387
Warrant liability	8	8
Total liabilities	4,244	3,386

Commitments and contingencies (Note 8)
Series A 8% Senior Convertible Preferred stock, par value $0.0001; 1,250,000 shares authorized; 0 and 250,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, (liquidation preference of $0 and $1,136,000)	-	597
Stockholders' Equity:
Common stock, par value $0.0001; 200,000,000 shares authorized; 12,762,797 and 8,402,250 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	218,705	207,698
Accumulated deficit	(207,073)	(200,383)
Total stockholders' equity	11,633	7,316
Total liabilities, convertible preferred stock and stockholders' equity	$15,877	$11,299

(1)	The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2021 and 2020

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue, net	$1,581	$348	$2,734	$759
Cost of revenue	1,122	336	1,980	684
Gross profit	459	12	754	75

Operating Expenses:
Research and development	1,305	904	2,478	2,038
Sales and marketing	975	510	1,849	1,208
General and administrative	988	607	1,956	1,498
Total operating expenses	3,268	2,021	6,283	4,744
Loss from operations	(2,809)	(2,009)	(5,529)	(4,669)

Interest expense	(3)	(1,352)	(6)	(1,389)
Change in fair value of warrant liability	-	5	-	24
Other expense	(5)	(39)	(7)	(41)
Warrant inducement expense	(579)	-	(1,146)	-
Loss before provision for income taxes	(3,396)	(3,395)	(6,688)	(6,075)
Provision for income taxes	2	3	2	3
Net loss	(3,398)	(3,398)	(6,690)	(6,078)
Convertible preferred stock dividend	(14)	(20)	(34)	(40)
Deemed dividend on exchange of convertible preferred stock for common stock	(1,192)	-	(1,192)	-
Deemed dividend from warrant repricing	-	(134)	-	(134)
Net loss attributable to common stockholders	$(4,604)	$(3,552)	$(7,916)	$(6,252)
Net loss per common share - basic and diluted	$(0.42)	$(0.90)	$(0.76)	$(2.42)
Weighted average number of common shares used in computing net loss per common share	10,862,074	3,936,457	10,423,469	2,583,528

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2021 and 2020

(in thousands, except share and per share data)

(unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	250,000	$597	8,402,250	$1	$207,698	$-	$(200,383)	$7,316
Issuance of common stock upon warrant exercise	-	-	2,086,251	-	5,095	-	-	5,095
Warrants issued in connection with warrant exercise	-	-	-	-	567	-	-	567
Convertible preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Stock-based compensation	-	-	643,700	-	254	-	-	254
Release of vested restricted common stock	-	-	352	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,292)	(3,292)
Balance as of March 31, 2021	250,000	617	11,132,553	1	213,594	-	(203,675)	9,920
Issuance of common stock upon warrant exercise	-	-	1,360,244	-	3,159	-	-	3,159
Warrants issued in connection with warrant exercise	-	-	-	-	579	-	-	579
Convertible preferred stock dividend	-	14	-	-	(14)	-	-	(14)
Exchange of convertible preferred stock for common stock	(250,000)	(631)	250,000	-	1,640	-	-	1,640
Warrants issued upon exchange of convertible preferred stock for common stock	-	-	-	-	570	-	-	570
Deemed dividend on exchange of convertible preferred stock	-	-	-	-	(1,192)	-	-	(1,192)
Stock-based compensation	-	-	10,000	-	335	-	-	335
Issuance of common stock to vendor	-	-	10,000	-	34	-	-	34
Net loss	-	-	-	-	-	-	(3,398)	(3,398)
Balance as of June 30, 2021	-	$-	12,762,797	$1	$218,705	$-	$(207,073)	$11,633

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2019	250,000	$517	1,245,238	$-	$188,320	$(48)	$(187,678)	$594
Issuance of common stock and warrants, net of offering costs	-	-	91,062	-	725	-	-	725
Issuance of common stock in connection with notes payable	-	-	500	-	4	-	-	4
Issuance of warrants in connection with convertible notes payable	-	-	-	-	630	-	-	630
Convertible preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Stock-based compensation	-	-	2,000	-	75	-	-	75
Restricted stock awards cancelled	-	-	(550)	-	-	-	-	-
Release of vested restricted common stock	-	-	353	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,680)	(2,680)
Balance as of March 31, 2020	250,000	537	1,338,603	-	189,734	(48)	(190,358)	(672)
Issuance of common stock, prefunded warrants and warrants, net of public offering costs	-	-	1,525,000	-	5,515	-	-	5,515
Proceeds from the exercise of prefunded warrants and common stock warrants	-	-	485,000	-	37	-	-	37
Issuance of common stock, net of shelf offering costs	-	-	4,315,000	1	9,957	-	-	9,958
Issuance of common stock in connection with settlements	-	-	60,250	-	135	-	-	135
Deemed dividend from warrant down-round provision	-	-	-	-	(134)	-	-	(134)
Warrant repricing	-	-	-	-	134	-	-	134
Convertible preferred stock dividend	-	20	-	-	(20)	-	-	(20)
Stock-based compensation	-	-	2,000	-	72	-	-	72
Restricted stock awards cancelled	-	-	(2,500)	-	-	-	-	-
Gain on foreign currency translation from closure of subsidiary	-	-	-	-	-	48	-	48
Net loss	-	-	-	-	-	-	(3,398)	(3,398)
Balance as of June 30, 2020	250,000	$557	7,723,353	$1	$205,430	$—	$(193,756)	$11,675

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2021 and 2020

(in thousands, except share and per share data)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,690)	$(6,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant inducement expense	1,146	-
Stock-based compensation	589	147
Depreciation and amortization	39	29
Expense for issuance of common stock for services	34	-
Amortization of intangible asset	-	17
Amortization of debt discounts	-	1,389
Expense related to common stock issued in settlements	-	135
Change in fair value of warrant liability	-	(24)
Gain on foreign currency translation from closure of subsidiary	-	48
Changes in operating assets and liabilities:
Accounts receivable	(331)	39
Inventories	(855)	(49)
Prepaid expenses and other assets	(517)	359
Accounts payable	(1)	(353)
Accrued liabilities	1,258	(491)
Accrued interest	-	-
Net cash used in operating activities	(5,328)	(4,832)

Cash flows from investing activities:
Proceeds from sale of property and equipment
Purchases of property and equipment	(36)	(10)
Net cash used in investing activities	(36)	(10)

Cash flows from financing activities:
Proceeds from issuance of common stock upon warrant exercises, net of issuance costs	8,254	-
Repayment of capital lease	(12)	-
Proceeds from issuance of common stock, prefunded warrants and warrants, net of issuance costs	-	6,367
Proceeds from issuance of common stock, net of shelf offering costs	-	10,136
Proceeds from the exercise of prefunded warrants and common stock warrants	-	37
Proceeds from issuance of promissory notes	-	847
Proceeds from issuance of convertible notes payable, net of issuance costs	-	1,396
Repayment of convertible notes payable	-	(2,151)
Net cash provided by financing activities	8,242	16,632

Net increase in cash and cash equivalents	2,878	11,790
Cash and cash equivalents as of beginning of period	7,415	298
Cash and cash equivalents as of end of period	$10,293	$12,088

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$351
Cash paid for interest	$2	$3

Noncash Investing and Financing Activities:
Exchange of convertible preferred stock for common stock	$1,640	$-
Deemed dividend on exchange of convertible preferred stock for common stock	$(1,192)	$-
Issuance of warrants in connection with exchange of preferred stock	$570	$-
Convertible preferred stock dividend	$34	$40
Issuance of warrants in connection with convertible notes payable	$-	$630
Issuance of common stock in connection with convertible notes payable	$-	$4
Issuance of warrants in connection with common stock offerings	$-	$8,354
Deemed dividend from warrant repricing	$-	$(134)
Issuance costs for shelf offering of common stock in accounts payable	$-	$178
Warrant repricing	$-	$134
Issuance costs for public offering of common stock in accounts payable	$-	$127

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

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

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

1.    Business and Viability of Operations, continued

COVID-19

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Given the fact that our products are sold through a variety of distribution channels, we expect that our sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our customers and suppliers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although, we did observe fluctuating demand for our products between April and September 2020, and delays in certain product shipments from our suppliers after the COVID-19 pandemic was declared, including most recently, we have not experienced a material adverse impact on our operating results. We have reduced access to our facilities to personnel and third parties who perform critical activities that must be performed on-site and as a result, many of our personnel currently work remotely. Such remote working policies may negatively impact productivity and disrupt our business operations. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. We also cannot be certain how demand may shift over time or be certain supply delays or interruptions will not occur in the future, as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows.

Liquidity and management plans

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of June 30, 2021, the Company had cash and cash equivalents of $10.3 million and reported net cash used in operations of $5.3 million during the six months ended June 30, 2021. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has not generated significant revenues and has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its initial public offering (“IPO”), and proceeds from the exercise of warrants to purchase common stock and the sale of convertible notes. The Company also obtained a loan of $847,000, pursuant to the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, but the use of funds from such loan, by its terms, has been limited to making payroll payments to our employees and other permitted purposes relating to the operation of our business. (See Note 4 – Borrowings – Payroll Protection Program Note Agreement.) Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

1.    Business and Viability of Operations, continued

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

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

2.    Summary of Significant Accounting Policies, continued

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires partial payment in advance of shipping. As of June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts. As of June 30, 2021, the Company had two customers accounting for 48% and 18% of accounts receivable. As of December 31, 2020, the Company had three customers accounting for 36%, 31% and 15% of accounts receivable. The Company had two customers accounting for 44% and 10% of its net revenue for the three months ended June 30, 2021. The Company had four customers accounting for 28%, 18%, 10% and 10% of its net revenue for the six months ended June 30, 2021. The Company had two customers accounting for 43% and 20% of its net revenue for the three months ended June 30, 2020. The Company had two customers accounting for 55% and 11% of its net revenue for the six months ended June 30, 2020.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

2.     Summary of Significant Accounting Policies, continued

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

2.     Summary of Significant Accounting Policies, continued

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the condensed consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of June 30, 2021 and December 31, 2020.

(in thousands)

	June 30,	December 31,
	2021	2020
Contract liabilities	$1,486	$373

During the six months ended June 30, 2021, the Company recognized $373,000 of revenue that was included in the contract balances as of December 31, 2020.

Revenue by Geographic Area

In general, revenue disaggregated by geography (See Note 10) is aligned according to the nature and economic characteristics of our business and provides meaningful disaggregation of our results of operations. Since we operate in one segment, all financial segment and product line information can be found in the condensed consolidated financial statements.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and six months ended June 30, 2021 were $167,000 and $299,000, respectively. Advertising costs for the three and six months ended June 30, 2020 were $3,000 and $16,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2021 and 2020, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and six months ended June 30, 2021 and 2020.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

2.     Summary of Significant Accounting Policies, continued

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, Series A Preferred Stock, warrants exercisable for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities.

For the three and six months ended June 30, 2021, warrants to purchase 4,496,924 shares of common stock, 740,869 shares of restricted stock and 647,474 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive. For the three and six months ended June 30, 2020, warrants to purchase 7,337,199 shares of common stock, 250,000 shares of Series A Preferred Stock and 46,929 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

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

3.    Balance Sheet Components

Inventories (in thousands):

	June 30,	June 30,
	2021	2020

Raw materials	$1,684	$1,872
Work in progress	422	283
Finished goods	1,457	553
Total inventories	$3,563	$2,708

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

3.    Balance Sheet Components, continued

Property and equipment, net (in thousands):

	June 30,	December 31,
	2021	2020

Machinery and equipment	$902	$866
Tooling	11	11
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	40	40
	1,057	1,021
Less: Accumulated depreciation and amortization	(918)	(879)
Property and equipment, net	$139	$142

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $20,000 and $15,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was $39,000 and $29,000, respectively.

The cost and accumulated depreciation of assets acquired under capital lease included in machinery and equipment in the above table as of June 30, 2021 were $72,000 and $20,000, respectively.

Accrued liabilities (in thousands):

	June 30,	December 31,
	2021	2020

Accrued vacation	$361	$328
Accrued compensation	149	84
Customer advances	1,486	373
Accrued audit fees	139	161
Accrued rebate	277	326
Accrued other	248	161
Total accrued liabilities	$2,660	$1,433

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

For the Six Months Ended June 30, 2021 and 2020

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

For the Six Months Ended June 30, 2021 and 2020

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

On April 29, 2020, the outstanding debt of $2,040,000, owed to the investor pursuant to the March 2020 Note, was fully repaid. During the three months ended June 30, 2021 and 2020, the Company recognized $0 and $1,352,000 of interest expense from the amortization of debt discounts. During the six months ended June 30, 2021 and 2020, the Company recognized $0 and $1,389,000 of interest expense from the amortization of debt discounts.

Payroll Protection Program Note Agreement

On May 3, 2020, we received a loan (the “PPP Loan”) from Wells Fargo Bank, National Association in the aggregate amount of $847,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. The PPP Loan was funded on May 7, 2020. The PPP Loan, which is in the form of a PPP promissory note and agreement, dated May 3, 2020 (the “PPP Note Agreement”), matures on May 3, 2022 and bears interest at a rate of 1.00% per annum. Pursuant to a change in guidance by the U.S. Small Business Administration, the initial monthly payment date of the PPP Note Agreement was deferred from November 1, 2020 to August 18, 2021. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. We have used the PPP Loan amount for payroll costs, costs used to continue group health care benefits, rent, and utilities. Under the terms of the PPP Note Agreement, certain amounts of the PPP Loan may be forgiven.

5.    Fair Value Measurements

The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

●	Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.
●	Level 2 – Pricing is provided by third-party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

5.    Fair Value Measurements, continued

●	Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy, are as follows:

(in thousands)	June 30, 2021
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$-	$-	$8

(in thousands)	December 31, 2020
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$-	$-	$387
Warrant liability	$-	$-	$8

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2021 or June 30, 2020.

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020:

	For the three months ended		For the six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning balance	$8	$5	$8	$24
Additions	-	-	-	-
Change in fair value	-	(5)	-	(24)
Ending balance	$8	$-	$8	$-

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

The warrant liability is not significant at June 30, 2021 and there are no material changes to the significant unobservable inputs from December 31, 2020.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

5.    Fair Value Measurements, continued

Derivative Liability

As of June 30, 2021, the Company no longer has a derivative liability as the Series A Preferred Stock was exchanged for common stock and warrants during the three months ended June 30, 2021. Prior to the exchange the Company had measured the fair value of the derivative by estimating the fair value of the Series A Preferred Stock as if conversion occurred at the end of the reporting period. The Company calculated the value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days constrained by the specified floor price of $30.00. The fair value of the derivative liability as of June 30, 2021 and December 31, 2020 was $0 and $387,000, respectively.

6.    Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Series A 8% Senior Convertible Preferred Stock

On April 18, 2019, we entered into a Securities Purchase Agreement, dated as of April 18, 2019, with Lisa Walsh (the “Preferred SPA”), pursuant to which we issued 250,000 shares of our Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which shares did have a stated value of $4.00, grant holders the same voting rights as holders of our shares of common stock, and are convertible into shares of our common stock at price of $80.00 per share, subject to a floor price of $30.00 and to adjustment under our Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock, in consideration for $1,000,000 (the “Initial Tranche”). The Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5 million. In connection with the Initial Tranche, the Company also issued to Ms. Walsh a warrant to purchase 12,756 shares of our common stock.

The Series A Preferred Stock contained an embedded conversion feature that the Company determined is a derivative requiring bifurcation.  The fair value of the derivative liability at the issuance of the Series A Preferred Stock was $216,000, which was recorded as a derivative liability with the offset recorded as a discount to the Series A Preferred Stock. (See Note 5 – Fair Value Measurements for the fair value computation.)

As of June 30, 2021, the Company no longer has a derivative liability or any preferred stock outstanding, as all outstanding shares of Series A Preferred Stock were exchanged for 250,000 shares of common stock and warrants to purchase up to 187,500 shares of Common Stock during the three months ending June 30, 2021. On June 4, 2021, the Company and Lisa Walsh (the “Investor”) entered into an exchange agreement pursuant to which the Company effected such exchange of securities with the Investor.

As of June 30, 2021, there are 20,000,000 shares of preferred stock authorized, but there are no shares issued or outstanding.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

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

For the three and six months ended June 30, 2021, 0 and 352 shares of restricted stock, respectively, were released with an intrinsic value of approximately $0 and $2,000, respectively. For the three and six months ended June 30, 2020, 0 and 353 shares of restricted stock were released with an intrinsic value of approximately $0 and $2,000, respectively.

A summary of activity related to restricted stock awards (excluding the deferred shares) for the six months ended June 30, 2021 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2021	87,169	$2.26
Granted	653,700	$3.58
Vested	-	$-
Forfeited	-	$-
Non-vested as of June 30, 2021	740,869	$3.42

As of June 30, 2021, the unamortized compensation costs related to the unvested restricted stock awards was approximately $2,208,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

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

A summary of activity related to restricted stock units under the Company’s 2020 Stock Plan for the six months ended June 30, 2021 is presented below:

		Weighted-Average
		Grant Date Fair
Stock Units	Shares	Value
Non-vested as of January 1, 2021	626,974	$2.29
Granted	20,500	$3.81
Vested	—	$—
Forfeited	—	$—
Non-vested as of June 30, 2021	647,474	$2.33

As of June 30, 2021, the unamortized compensation costs related to the unvested restricted stock units was approximately $1,168,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years.

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

For the Six Months Ended June 30, 2021 and 2020

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

For the Six Months Ended June 30, 2021 and 2020

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

For the Six Months Ended June 30, 2021 and 2020

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

For the Six Months Ended June 30, 2021 and 2020

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

For the Six Months Ended June 30, 2021 and 2020

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

On April 18, 2019, the Company entered into a Securities Purchase Agreement with an existing shareholder, Lisa Walsh (the “Investor”), pursuant to which the Company issued 250,000 shares of our Series A 8% Convertible Preferred Stock (the “Original Securities”). On June 4, 2021, the Company and the Investor entered into that an exchange agreement pursuant to which the Company exchanged with the Investor the Original Securities held by the investor for: (i) 250,000 shares of common stock and (ii) warrants to purchase up to 187,500 shares of Common Stock. The warrants will be exercisable for a period of five (5) years and four (4) months. The exercise price with respect to the warrants is $3.00 per share. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. The grant date fair value of those warrants was $570,000, which was recorded as loss on exchange of preferred stock and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $4.77; expected dividend yield of 0.0%; expected volatility of 60.7%; risk-free interest rate of 0.78% and expected life of 5.4 years.

In June 2021, pursuant to the Company’s solicitation of certain warrant holders, such warrant holders agreed to exercise warrants to purchase an aggregate of 1,000,000 shares of common stock for net proceeds of approximately $2.3 million. In consideration for their exercise of these warrants, for cash, the exercising holders were issued new warrants to purchase up to an aggregate of 250,000 shares of common stock, at an exercise price of $4.46 per share, which are exercisable for a period of five years. The grant date fair value of those warrants was $579,000, which was recorded as warrant inducement expense and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $4.50; expected dividend yield of 0.0%; expected volatility of 60.7%; risk-free interest rate of 0.77% and expected life of 5.0 years.

The Company had an additional 281,000 warrants exercised during the three months ended June 30, 2021, for proceeds of approximately $889,000.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

6.    Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

Information regarding warrants for common stock outstanding and exercisable as of June 30, 2021 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	June 30, 2021	Life (years)	June 30, 2021
$2.32 - $4.46	4,072,384	4.11	4,057,384
$6.40 - $9.80	32,889	3.66	32,889
$15.80 - $17.50	93,562	1.27	93,562
$24.80 - $99.00	225,307	1.60	225,307
$108.00 - $125.00	72,782	1.12	72,782
7.90*	4,496,924	3.91	4,481,924

* Weighted average

Warrants exercisable as of June 30, 2021 excludes warrants to purchase 15,000 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones. Additionally, warrants to purchase 20,722 shares of common stock which are shown above with a price of $15.80 are pre-funded warrants under which the holder must only pay $0.20 per share to complete the exercise.

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

7.    Income Taxes

The Company recorded a provision for income taxes of $2,000 and $3,000 for the three and six months ended June 30, 2021 and 2020, respectively.

The Company’s effective tax rate was (0.03%) and (0.05%) for the six months ended June 30, 2021 and 2020, respectively. The difference between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2021 and 2020 primarily relates to the valuation allowance on the Company’s deferred tax assets.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

7.    Income Taxes, continued

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

As of June 30, 2021 and December 31, 2020, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the six months ended June 30, 2021 and 2020 was calculated on a jurisdiction basis.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. On December 21, 2020, the U.S. Congress passed the Consolidation Appropriations Act, 2021 (the “CAA Act”). The tax provisions under the CARES Act and CAA Act, do not have a material impact on the condensed consolidated financial statements for the six months ended June 30, 2021, given the existence of a full valuation allowance.

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

Rent expense for the three months ended June 30, 2021 and 2020 was $67,000 and $86,000, respectively. Rent expense for the six months ended June 30, 2021 and 2020 was $112,000 and $201,000, respectively.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

8.    Commitments and Contingencies, continued

Capital Leases

During August 2020, the Company entered into a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the condensed consolidated balance sheets.

Future minimum lease commitments for the capital lease as of June 30, 2021 are as follows:

(in thousands)
Payments due in:
Year ending December 31, 2021 (remaining 6 months)	$13
Year ending December 31, 2022	26
Year ending December 31, 2023	15
Total minimum lease payments	54
Less: Amounts representing interest	(3)
Present value of capital lease obligations	51
Less: Current portion of capital lease liabilities	24
Other liabilities	$27

Obligations under the capital lease are included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.

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

9.    Related Parties

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak was a member of the board of directors from June 2015 to May 10, 2021, and is no longer considered a related party as of May 10, 2021. Alexander Capital, L.P. acted as the lead investment bank in a number of the Company’s private financings and as an underwriter for the Company’s IPO. As of June 30, 2021 and December 31, 2020, Mr. Gazdak owned less than 1% of the outstanding shares of the Company’s common stock.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

9.    Related Parties, continued

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

For the three months ended June 30, 2021 and 2020, Hansong Technology purchased modules from the Company of approximately $151,000 and $18,000, respectively, and made payments to the Company of approximately $0 and $1,000, respectively. For the three months ended June 30, 2021 and 2020, Hansong Technology sold speaker products to the Company of approximately $132,000 and $29,000, respectively, and the Company made payments to Hansong Technology of approximately $443,000 and $0, respectively. For the six months ended June 30, 2021 and 2020, Hansong Technology purchased modules from the Company of approximately $233,000 and $18,000, respectively, and made payments to the Company of approximately $48,000 and $1,000, respectively. For the six months ended June 30, 2021 and 2020, Hansong Technology sold speaker products to the Company of approximately $757,000 and $29,000, respectively, and the Company made payments to Hansong Technology of approximately $653,000 and $0, respectively. As of June 30, 2021 and December 31, 2020, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

10.  Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and six months ended June 30, 2021 and 2020 was as follows:

(in thousands)	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$376	$34	$544	$72
Europe	100	45	241	69
Asia Pacific	1,105	269	1,948	618
Other	-	-	1	-
Total	$1,581	$348	$2,734	$759

Substantially all of our long-lived assets are located in the United States.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

(unaudited)

11.  Subsequent Events

Sale of Common Shares

On July 22, 2021, the Company entered into a securities purchase agreement (the “July 22nd Purchase Agreement”) with several accredited investors providing for the issuance of 2,500,000 shares of the Company’s common stock. Pursuant to the July 22nd Purchase Agreement, the investors purchased all of the securities sold thereby for an aggregate purchase price of $10,000,000. Pursuant to the July 22nd Purchase Agreement, an aggregate of 2,500,000 shares of common stock were issued to the investors in a registered direct offering pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3, which was declared effective on September 6, 2019. The offering of the securities pursuant to the July 22nd Purchase Agreement was closed on July 27, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (this “Report”). Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this Report.

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

Our technology addresses some of the main issues that we perceive are hindering the growth of the home theater: complexity of installation and cost. We believe that consumers want to experience theater quality surround sound from the comfort of their homes. However, wired home theater systems often require expensive audio-visual (“AV”) receivers to decode the audio stream, leaving the consumer with the burden of concealing the wires. Hiring a professional to hide the wires into the walls or floor is invasive, complicated, costly and time consuming. Further, people who rent as opposed to own may not be able to install these systems as the installation construction needed may not be permitted under a lease agreement. Our first-generation wireless technology addresses these problems by transmitting wireless audio to each speaker at Blu-ray quality (uncompressed 24-bit audio up to 96 kHz sample rates) and emphasizing ease of setup. To our knowledge, our custom chips and modules technology is one of the few technologies available today that can stream up to eight (8) separate wireless audio channels with low latency, removing lip-sync issues between the audio and video sources. In addition, every speaker within a system that utilizes our technology can be synchronized to less than one microsecond, thus eliminating phase distortion between speakers. Our first-generation technology shows that wireless home theater systems are viable home audio solutions for the average consumer and audio enthusiast alike.

Current research and development investments focus on developing Wi-Fi compatible software for transmitting multichannel wireless audio for which patent applications have been submitted. A software solution enables smart devices that have Wi-Fi and video media to deliver surround sound audio and allows us to port our wireless audio technology to popular Wi-Fi based modules and systems on a chip (“SOC”) already shipping in volume. The Summit Wireless “Discovery” module announced in January 2021 is the first IoT module solution with our embedded wireless audio software that supports up to four separate wireless audio channels and, we believe, reduces the cost per wireless channel by over 50% for soundbars and entry level home theater applications up to a 3.1 configuration. Our goal is to continue to commercialize and improve performance of a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost SOC and modules, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

To date, our operations have been funded through sales of our common and preferred equity, proceeds from the exercise of warrants to purchase common stock, sale of debt instruments, and revenue from the sale of our products. Our condensed consolidated financial statements contemplate the continuation of our business as a going concern. However, we are subject to the risks and uncertainties associated with an emerging business, as noted above we have no established source of capital, and we have incurred recurring losses from operations since inception.

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

On June 4, 2021, the Company entered into an exchange agreement, pursuant to which the Company exchanged with an investor 250,000 Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) held by such investor for: (i) 250,000 shares of common stock and (ii) warrants to purchase up to 187,500 shares of common stock. The warrants were exercisable for a period of five (5) years and four (4) months. The exercise price with respect to the warrants was $3.00 per share. The exercise price and the number of shares of common stock issuable upon exercise of the warrants were subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. In June 2021, the investor subsequently fully exercised such warrant on a cashless basis for 79,244 shares of common stock.

On June 7, 2021, pursuant to the Company’s solicitation of certain warrant holders, such warrant holders agreed to exercise warrants to purchase an aggregate of 1,000,000 shares of common stock for net proceeds of approximately $2.3 million. In consideration for their exercise of such warrants for cash, such holders were issued new warrants to purchase up to an aggregate of 250,000 shares of common stock at an exercise price of $4.46 per share, which are exercisable for a period of five years.

Potential Impacts of the Novel Coronavirus (“COVID-19”) on Our Business and Operations

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter of 2020 was completed. During our second fiscal quarter of 2020, we observed decreased demand from certain of our customers due to the temporary closure by many retailers. Our third and fourth fiscal quarters of 2020 and our first and second fiscal quarters of 2021 saw sustained improved customer demand as retailers partially reopened and demand for an in-home immersive cinema experience increased, while public cinemas remained closed throughout many regions in the country. However, another closure by retailers, as well as a reopening of more public cinemas, could impact customer demand in the future.

Given the fact that our products are sold through a variety of distribution channels, we have experienced and we continue to expect that our sales will experience some volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. To date, we have experienced shipment delays from two of our suppliers due to COVID-19, however we do not believe such delays will have a material adverse impact on our operating results and we have not experienced a material supply interruption. There can be no assurance that we will not experience material supply delays or interruptions in the future due to COVID-19, although we do not believe material supply interruptions to be likely at this time.

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

The actions that we have taken so far during the pandemic include, but are not limited to:

●requiring all employees who can work from home to work from home;
●increasing our IT networking capability to best assure that employees can work effectively outside the office;
●for employees who must perform essential functions in one of our offices:
●	having employees maintain a distance of at least six feet from other employees whenever possible;
●	having employees stay segregated from other employees in the office with whom they require no interaction; and
●	requiring employees to wear masks while they are in the office whenever possible.

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

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenue

Revenue for the three months ended June 30, 2021 was $1,581,000, an increase of $1,233,000, or 354%, compared to the revenue for three months ended June 30, 2020 of $348,000. The increase was primarily due to increased volumes of both modules and speaker bundles.

Revenue for the six months ended June 30, 2021 was $2,734,000, an increase of $1,975,000, or 260%, compared to the revenue for the six months ended June 30, 2020 of $759,000. The increase was primarily due to increased volumes of both modules and speaker bundles.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the three months ended June 30, 2021 was $1,122,000, an increase of $786,000, or 234%, compared to the cost of revenue for the three months ended June 30, 2020 of $336,000. The increase was primarily attributable to the direct material costs associated with higher sales volume.

Cost of revenue for the six months ended June 30, 2021 was $1,980,000, an increase of $1,296,000, or 189%, compared to the cost of revenue for the six months ended June 30, 2020 of $684,000. The increase was primarily attributable to the direct material costs associated with higher sales volume.

Research and Development

Research and development expenses for the three months ended June 30, 2020 were $1,305,000, an increase of $401,000, compared to the research and development expenses for the three months ended June 30, 2020 of $904,000. The increase in research and development expenses is primarily related to increased salary and benefit expense of $306,000, increased stock-based compensation expenses and consultant expenses of $73,000 and $65,000, respectively, partially offset by reduced facility allocation expense of $45,000.

Research and development expenses for the six months ended June 30, 2021 were $2,478,000, an increase of $440,000 compared to the research and development expenses for the six months ended June 30, 2020 of $2,038,000. The increase in research and development expenses is primarily related to increased salary and benefit expense of $403,000 and increased stock-based compensation expenses of $124,000, partially offset by reduced facility allocation expense of $127,000.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2021 were $975,000, an increase of $465,000, compared to the sales and marketing expenses for the three months ended June 30, 2020 of $510,000. The increase in sales and marketing expenses is primarily related increased salary, incentive compensation and benefit expenses of $144,000, increased stock-based compensation, website development and advertising expenses of $32,000, $89,000 and $164,000, respectively.

Sales and marketing expenses for the six months ended June 30, 2021 were $1,849,000, an increase of $641,000, compared to the sales and marketing expenses for the six months ended June 30, 2020 of $1,208,000. The increase in sales and marketing expenses is primarily related increased salary, incentive compensation and benefit expenses of $147,000, increased stock-based compensation, website development and advertising expenses of $56,000, $183,000 and $283,000, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2021 were $988,000, an increase of $381,000, compared to the general and administrative expenses for the three months ended June 30, 2020 of $607,000. The increase in general and administrative expenses is primarily related to increased salary and benefit expenses of $120,000, and increased stock-based compensation and investor relations expenses of $146,000 and $38,000, respectively.

General and administrative expenses for the six months ended June 30, 2021 were $1,956,000, an increase of $458,000, compared to the general and administrative expenses for the six months ended June 30, 2020 of $1,498,000. The increase in general and administrative expenses is primarily related to increased salary and benefit expenses of $156,000, increased stock-based compensation and investor relations expenses of $240,000 and $108,000, respectively, partially offset by a $236,000 expense booked pursuant to the Alexander Settlement Agreement discussed in Note 6 – Convertible Preferred Stock and Stockholders’ Equity (Deficit).

Interest Expense

Interest expense for the three months ended June 30, 2021 was $3,000, a decrease of $1,349,000 compared to the interest expense for the three months ended June 30, 2020 of $1,352,000. Minimal interest expense was booked in the three months ended June 30, 2021, as the Company had no significant outstanding debt. Interest expense for the three months ended June 30, 2020 was due to the full amortization of debt discounts associated with the convertible debt that the Company incurred in March 2020, as such convertible debt was fully repaid in April 2020.

Interest expense for the six months ended June 30, 2021 was $6,000, a decrease of $1,383,000, compared to the interest expense for the six months ended June 30, 2020 of $1,389,000. Minimal interest expense was booked in the six months ended June 30, 2021, as the Company had no significant outstanding debt. Interest expense for the six months ended June 30, 2020 was due to the full amortization of debt discounts associated with the convertible debt that the Company incurred in March 2020, as such convertible debt was fully repaid in April 2020.

Change in Fair Value of Warrant Liability

There was no change in the fair value of the warrant liability for the three months ended June 30, 2021, compared to a gain of $5,000 due to the change in fair value of the warrant liability for the three months ended June 30, 2020. The gain for the three months ended June 30, 2020 is due to the decrease in our common stock price during the period.

The was no change in the fair value of the warrant liability for the six months ended June 30, 2021, compared to a gain of $24,000 due to the change in fair value of the warrant liability for the six months ended June 30, 2020. The gain for the six months ended June 30, 2020 is due to the decrease in our common stock price during the period.

Deemed Dividend on Exchange of Convertible Preferred Stock for Common Stock

During the three and six months ended June 30, 2021, the Company recorded a deemed dividend of $1,192,000 in connection with the exchange of all 250,000 shares of preferred stock for 250,000 shares of common stock and warrants to purchase up to 187,500 shares of common stock, which warrants were subsequently fully exercised on a cashless basis for 79,244 shares of common stock.

Warrant Inducement Expense

During the three and six months ended June 30, 2021, the Company recorded a charge of $579,000 and $1,146,000, respectively, in connection with the fair value of warrants issued to warrant holders in connection with a solicitation of such warrant holders to exercise their outstanding warrants during this period. See Note 6 – Convertible Preferred Stock and Stockholders’ Equity (Deficit). No such inducement occurred during the three and six months ended June 30, 2020.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2021 were $10,293,000, compared to $7,415,000 as of December 31, 2020.

We incurred a net loss of $6,690,000 for the six months ended June 30, 2021 and used net cash in operating activities of $5,328,000. We incurred a net loss of $6,078,000 for the six months ended June 30, 2020 and used net cash in operating activities of $4,832,000. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the six months ended June 30, 2021, was related to the increase in accounts receivable, inventories, prepaid expenses and other assets, partially offset by an increase in accrued liabilities.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments (approximately $17,028,000 raised from various financings in fiscal 2020). In addition, during the six months ended June 30, 2021, we raised approximately $8,254,000 from exercises of warrants which were acquired by investors in conjunction with such financings during fiscal 2020. Warrants exercisable for approximately 4,072,000 shares of common stock with exercise prices ranging from $2.32 to $4.46 per share, remain outstanding. Additionally, in July 2021, we raised $10,000,000 in gross proceeds in a registered direct offering for the issuance and sale of 2,500,000 shares of common stock at a price of $4.00 per share. We believe that our current level of liquid assets will be sufficient to fund our operations at least through the balance of fiscal 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Wireless Technologies, Inc.

Date: August 10, 2021	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 10, 2021	By:	/s/ George Oliva
George Oliva
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)