Form 10-Q
period 2021-09-30
Summit Wireless Technologies, Inc.
filed 2021-11-10
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ⌧

The number of shares of the registrant’s common stock outstanding as of November 9, 2021 is 15,803,940.

SUMMIT WIRELESS TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2021

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets	(unaudited)	(1)

Current Assets:
Cash and cash equivalents	$16,067	$7,415
Accounts receivable	205	85
Inventories	3,954	2,708
Prepaid expenses and other current assets	1,480	908
Total current assets	21,706	11,116
Property and equipment, net	169	142
Other assets	41	41
Total assets	$21,916	$11,299

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$825	$672
Accrued liabilities	2,040	1,433
Borrowings, current position	—	179
Total current liabilities	2,865	2,284
Other liabilities	47	39
Borrowings, net of current position	—	668
Derivative liability	—	387
Warrant liability	8	8
Total liabilities	2,920	3,386

Commitments and contingencies (Note 8)
Series A 8% Senior Convertible Preferred stock, par value $0.0001; 1,250,000 shares authorized; 0 and 250,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, (liquidation preference of $0 and $1,136,000)	—	597
Stockholders’ Equity:
Common stock, par value $0.0001; 200,000,000 shares authorized; 15,803,940 and 8,402,250 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	228,128	207,698
Accumulated deficit	(209,134)	(200,383)
Total stockholders’ equity	18,996	7,316
Total liabilities, convertible preferred stock and stockholders’ equity	$21,916	$11,299

(1)	The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2021 and 2020

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue, net	$1,807	$607	$4,541	$1,366
Cost of revenue	1,301	503	3,281	1,187
Gross profit	506	104	1,260	179

Operating Expenses:
Research and development	1,322	1,240	3,800	3,278
Sales and marketing	1,021	835	2,870	2,043
General and administrative	1,081	1,014	3,037	2,512
Total operating expenses	3,424	3,089	9,707	7,833
Loss from operations	(2,918)	(2,985)	(8,447)	(7,654)

Interest expense	(3)	(5)	(9)	(1,394)
Change in fair value of warrant liability	—	—	—	24
Gain on forgiveness of Paycheck Protection Program loan	859	—	859	—
Other expense	1	—	(6)	(41)
Warrant inducement expense	—	—	(1,146)	—
Loss before provision for income taxes	(2,061)	(2,990)	(8,749)	(9,065)
Provision for income taxes	—	—	2	3
Net loss	(2,061)	(2,990)	(8,751)	(9,068)
Convertible preferred stock dividend	—	(20)	(34)	(60)
Deemed dividend on exchange of convertible preferred stock for common stock	—	—	(1,192)	—
Deemed dividend from warrant repricing	—	—	—	(134)
Net loss attributable to common stockholders	$(2,061)	$(3,010)	$(9,977)	$(9,262)
Net loss per common share - basic and diluted	$(0.15)	$(0.39)	$(0.86)	$(2.15)
Weighted average number of common shares used in computing net loss per common share	13,917,295	7,709,692	11,600,875	4,304,721

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2021 and 2020

(in thousands, except share and per share data)

(unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	250,000	$597	8,402,250	$1	$207,698	$—	$(200,383)	$7,316
Issuance of common stock upon warrant exercise	—	—	2,086,251	—	5,095	—	—	5,095
Warrants issued in connection with warrant exercise	—	—	—	—	567	—	—	567
Convertible preferred stock dividend	—	20	—	—	(20)	—	—	(20)
Stock-based compensation	—	—	643,700	—	254	—	—	254
Release of vested restricted common stock	—	—	352	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,292)	(3,292)
Balance as of March 31, 2021	250,000	617	11,132,553	1	213,594	—	(203,675)	9,920
Issuance of common stock upon warrant exercise	—	—	1,360,244	—	3,159	—	—	3,159
Warrants issued in connection with warrant exercise	—	—	—	—	579	—	—	579
Convertible preferred stock dividend	—	14	—	—	(14)	—	—	(14)
Exchange of convertible preferred stock for common stock	(250,000)	(631)	250,000	—	1,640	—	—	1,640
Warrants issued upon exchange of preferred stock for common stock	—	—	—	—	570	—	—	570
Deemed dividend on exchange of convertible preferred stock	—	—	—	—	(1,192)	—	—	(1,192)
Stock-based compensation	—	—	10,000	—	335	—	—	335
Issuance of common stock to vendor	—	—	10,000	—	34	—	—	34
Net loss	—	—	—	—	—	—	(3,398)	(3,398)
Balance as of June 30, 2021	—	—	12,762,797	1	218,705	—	(207,073)	11,633
Stock-based compensation	—	—	320,800	—	349	—	—	349
Release of vested restricted common stock	—	—	201,343	—	—	—	—	—
Issuance of common stock upon warrant exercise, net of issuance costs	—	—	19,000	—	49	—	—	49
Registered direct offering, net of issuance costs	—	—	2,500,000	1	9,025	—	—	9,026
Net loss	—	—	—	—	—	—	(2,061)	(2,061)
Balance as of September 30, 2021	—	$—	15,803,940	$2	$228,128	$—	$(209,134)	$18,996

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2021 and 2020

(in thousands, except share and per share data)

(unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2019	250,000	$517	1,245,238	$—	$188,320	$(48)	$(187,678)	$594
Issuance of common stock and warrants, net of offering costs	—	—	91,062	—	725	—	—	725
Issuance of common stock in connection with notes payable	—	—	500	—	4	—	—	4
Issuance of warrants in connection with convertible notes payable	—	—	—	—	630	—	—	630
Convertible preferred stock dividend	—	20	—	—	(20)	—	—	(20)
Stock-based compensation	—	—	2,000	—	75	—	—	75
Restricted stock awards cancelled	—	—	(550)	—	—	—	—	—
Release of vested restricted common stock	—	—	353	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,680)	(2,680)
Balance as of March 31, 2020	250,000	537	1,338,603	—	189,734	(48)	(190,358)	(672)
Issuance of common stock, prefunded warrants and warrants, net of public offering costs	—	—	1,525,000	—	5,515	—	—	5,515
Proceeds from the exercise of prefunded warrants and common stock warrants	—	—	485,000	—	37	—	—	37
Issuance of common stock, net of shelf offering costs	—	—	4,315,000	1	9,957	—	—	9,958
Issuance of common stock in connection with settlements	—	—	60,250	—	135	—	—	135
Deemed dividend from warrant down-round provision	—	—	—	—	(134)	—	—	(134)
Warrant repricing	—	—	—	—	134	—	—	134
Convertible preferred stock dividend	—	20	—	—	(20)	—	—	(20)
Stock-based compensation	—	—	2,000	—	72	—	—	72
Restricted stock awards cancelled	—	—	(2,500)	—	—	—	—	—
Gain on foreign currency translation from closure of subsidiary	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(3,398)	(3,398)
Balance as of June 30, 2020	250,000	557	7,723,353	1	205,430	—	(193,756)	11,675
June 2020 shelf offering - issuance costs	—	—	—	—	(42)	—	—	(42)
Convertible preferred stock dividend	—	20	—	—	(20)	—	—	(20)
Stock-based compensation	—	—	98,669	—	662	—	—	662
Release of vested restricted common stock	—	—	353	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,990)	(2,990)
Balance as of September 30, 2020	250,000	$577	7,822,375	$1	$206,030	$—	$(196,746)	$9,285

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 6.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2021 and 2020

(in thousands, except share and per share data)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,751)	$(9,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant inducement expense	1,146	—
Gain on forgiveness of Paycheck Protection Program loan	(859)	—
Stock-based compensation	938	809
Depreciation and amortization	59	46
Expense for issuance of common stock for services	34	—
Amortization of intangible asset	—	25
Amortization of debt discounts	—	1,389
Expense related to common stock issued in settlements	—	135
Change in fair value of warrant liability	—	(24)
Gain on foreign currency translation from closure of subsidiary	—	48
Changes in operating assets and liabilities:
Accounts receivable	(120)	(138)
Inventories	(1,246)	90
Prepaid expenses and other assets	(572)	66
Accounts payable	153	(643)
Accrued liabilities	644	(234)
Net cash used in operating activities	(8,574)	(7,499)

Cash flows from investing activities:
Purchases of property and equipment	(86)	(15)
Net cash used in investing activities	(86)	(15)

Cash flows from financing activities:
Proceeds from issuance of common stock upon warrant exercises, net of issuance costs	8,303	—
Repayment of capital lease	(17)	—
Proceeds from issuance of common stock in registered direct offering, net of issuance costs	9,026	—
Proceeds from issuance of common stock, prefunded warrants and warrants, net of issuance costs	—	6,240
Proceeds from issuance of common stock, net of shelf offering costs	—	9,951
Proceeds from the exercise of prefunded warrants and common stock warrants	—	37
Proceeds from issuance of promissory notes	—	847
Proceeds from issuance of convertible notes payable, net of issuance costs	—	1,396
Repayment of convertible notes payable	—	(2,151)
Net cash provided by financing activities	17,312	16,320
Net increase in cash and cash equivalents	8,652	8,806
Cash and cash equivalents as of beginning of period	7,415	298
Cash and cash equivalents as of end of period	$16,067	$9,104

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$352
Cash paid for income taxes	$2	$3

Noncash Investing and Financing Activities:
Exchange of convertible preferred stock for common stock	$1,640	$—
Deemed dividend on exchange of convertible preferred stock for common stock	$(1,192)	$—
Issuance of warrants in connection with exchange of preferred stock	$570	$—
Convertible preferred stock dividend	$34	$60
Issuance of warrants in connection with convertible notes payable	$—	$630
Issuance of common stock in connection with convertible notes payable	$—	$4
Issuance of warrants in connection with common stock offerings	$—	$8,354
Deemed dividend from warrant repricing	$—	$(134)
Issuance costs for shelf offering of common stock in accounts payable	$—	$35
Warrant repricing	$—	$134
Property and equipment purchased through capital lease	$—	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

1.    Business and Summary of Significant Accounting Policies

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition as necessary, and sometimes requires partial payment in advance of shipping. As of September 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts. As of September 30, 2021, the Company had one customer accounting for 63% of accounts receivable. As of December 31, 2020, the Company had three customers accounting for 36%, 31% and 15% of accounts receivable. The Company had three customers accounting for 63%, 12% and 12% of its net revenue for the three months ended September 30, 2021. The Company had three customers accounting for 33%, 17%, and 10% of its net revenue for the nine months ended September 30, 2021. The Company had four customers accounting for 30%, 18%, 15% and 11% of its net revenue for the three months ended September 30, 2020. The Company had three customers accounting for 54%, 28% and 11% of its net revenue for the nine months ended September 30, 2020.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

1.    Summary of Significant Accounting Policies, continued

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

Warrants for Shares of Common Stock and Derivative Financial Instruments

Warrants for shares of common stock and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as liabilities. The Company assesses classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

1.    Summary of Significant Accounting Policies, continued

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the condensed consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of September 30, 2021 and December 31, 2020.

(in thousands)

	September 30,	December 31,
	2021	2020
Contract Liabilities	$715	$373

During the nine months ended September 30, 2021, the Company recognized $373,000 of revenue that was included in the contract liabilities as of December 31, 2020.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

1.    Summary of Significant Accounting Policies, continued

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and nine months ended September 30, 2021 were $152,000 and $451,000, respectively. Advertising costs for the three and nine months ended September 30, 2020 were $65,000 and $81,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2021 and 2020, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and nine months ended September 30, 2021 and 2020.

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

For the three and nine months ended September 30, 2021, warrants to purchase 4,475,424 shares of common stock, 711,805 shares of restricted stock, 310,000 shares of restricted stock issued under an inducement grant and 456,931 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive. For the three and nine months ended September 30, 2020, warrants to purchase 7,337,199 shares of common stock, 250,000 shares of Series A Preferred Stock and 98,669 shares of restricted stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

1.     Summary of Significant Accounting Policies, continued

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

2.     Going Concern

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of September 30, 2021, the Company had cash and cash equivalents of $16.1 million and reported net cash used in operations of $8.6 million during the nine months ended September 30, 2021. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

3.    Balance Sheet Components

Inventories (in thousands):

	September 30,	December 31,
	2021	2020

Raw materials	$1,693	$1,872
Work in progress	539	283
Finished goods	1,722	553
Total inventories	$3,954	$2,708

Property and equipment, net (in thousands):

	September 30,	December 31,
	2021	2020

Machinery and equipment	$952	$866
Tooling	11	11
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	40	40
	1,107	1,021
Less: Accumulated depreciation and amortization	(938)	(879)
Property and equipment, net	$169	$142

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $20,000 and $17,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $59,000 and $46,000, respectively.

The cost and accumulated depreciation of assets acquired under capital lease included in machinery and equipment in the above table as of September 30, 2021 were $72,000 and $26,000, respectively.

Accrued liabilities (in thousands):

	September 30,	December 31,
	2021	2020

Accrued vacation	$344	$328
Accrued compensation	321	84
Customer advances	715	373
Accrued professional fees	158	161
Accrued rebate	319	326
Accrued other	183	161
Total accrued liabilities	$2,040	$1,433

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

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

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

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

On April 29, 2020, the outstanding debt of $2,040,000, owed to the investor pursuant to the March 2020 Note, was fully repaid. During the three months ended September 30, 2021 and 2020, the Company recognized $0 and $0 of interest expense from the amortization of debt discounts. During the nine months ended September 30, 2021 and 2020, the Company recognized $0 and $1,389,000 of interest expense from the amortization of debt discounts.

Payroll Protection Program Note Agreement

On May 3, 2020, we received a loan (the “PPP Loan”) from Wells Fargo Bank, National Association in the aggregate amount of $847,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. The PPP Loan was funded on May 7, 2020. The PPP Loan, which is in the form of a PPP promissory note and agreement, dated May 3, 2020 (the “PPP Note Agreement”), had a maturity date of May 3, 2022 and bore interest at a rate of 1.00% per annum. Pursuant to a change in guidance by the U.S. Small Business Administration, the initial monthly payment date of the PPP Note Agreement was deferred from November 1, 2020 to August 18, 2021. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. We have used the PPP Loan amount for payroll costs, costs used to continue group health care benefits, rent, and utilities. Under the terms of the PPP Note Agreement, certain amounts of the PPP Loan may be forgiven.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for qualifying expenses. During the third quarter of 2021, the Company received full loan forgiveness for obligations related to the PPP loan. The Company accounted for the PPP loan as debt, and the loan forgiveness was accounted for as a debt extinguishment. The amount of loan and interest forgiven totaling $859,000, was recognized as a gain upon debt extinguishment and was reported in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2021.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy, are as follows:

(in thousands)	September 30, 2021
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$—	$—	$8

(in thousands)	December 31, 2020
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$—	$—	$387
Warrant liability	$—	$—	$8

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2021 or September 30, 2020.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

5.    Fair Value Measurements, continued

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended		For the nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning balance	$8	$—	$8	$24
Additions	—	—	—	—
Change in fair value	—	—	—	(24)
Ending balance	$8	$—	$8	$—

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

The warrant liability is not significant at September 30, 2021 and there are no material changes to the significant unobservable inputs from December 31, 2020.

Derivative Liability

As of September 30, 2021, the Company no longer has a derivative liability. The Series A Preferred Stock was exchanged for common stock and warrants during the three months ended June 30, 2021, thereby eliminating the conversion feature which gave rise to the derivative. Prior to the exchange the Company had measured the fair value of the derivative by estimating the fair value of the Series A Preferred Stock as if conversion occurred at the end of the reporting period. The Company calculated the value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days constrained by the specified floor price of $30.00. The fair value of the derivative liability as of September 30, 2021 and December 31, 2020 was $0 and $387,000, respectively.

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

For the Nine Months Ended September 30, 2021 and 2020

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

As of September 30, 2021, the Company no longer has a derivative liability or any preferred stock outstanding, as all outstanding shares of Series A Preferred Stock were exchanged for 250,000 shares of common stock and warrants to purchase up to 187,500 shares of Common Stock during the three months ending June 30, 2021. On June 4, 2021, the Company and Lisa Walsh (the “Investor”) entered into an exchange agreement pursuant to which the Company effected such exchange of securities with the Investor.

As of September 30, 2021, there are 20,000,000 shares of preferred stock authorized, but there are no shares issued or outstanding.

Common Stock

Carve-Out Plan

For the three and nine months ended September 30, 2021, 0 and 352 shares of restricted stock issued under the Carve-Out Plan (the “Plan”), respectively, were released with an intrinsic value of approximately $0 and $2,000, respectively. For the three and nine months ended September 30, 2020, 353 and 706 shares of restricted stock were released with an intrinsic value of approximately $1,000 and $3,000, respectively.

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of the Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock , which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. Thereafter, the 15% evergreen provision governs the LTIP. For fiscal year 2021, up to 672,180 shares of common stock are available for participants under the LTIP.

For the three and nine months ended September 30, 2021, 29,064 shares of restricted stock issued under the LTIP, were released with an intrinsic value of approximately $93,000. For the three and nine months ended September 30, 2020, 0 shares of restricted stock were released.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

6.    Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

A summary of activity related to restricted stock awards (excluding the deferred shares and the inducement grant restricted stock award) for the nine months ended September 30, 2021 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2021	87,169	$2.26
Granted	664,500	$3.57
Vested	(29,064)	$2.26
Forfeited	—	$—
Non-vested as of September 30, 2021	722,605	$3.46

As of September 30, 2021, the unamortized compensation costs related to the unvested restricted stock awards was approximately $2,028,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years.

On September 13, 2021, the Company issued 310,000 shares of restricted common stock to Eric Almgren, the Company’s new Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). Such shares were issued outside the Company’s LTIP and 2020 Stock Plan. In accordance with the September 2021 Inducement Grant, 77,500 shares will vest monthly over a period of 36 months and the remaining 232,500 will vest in 77,500 increments, upon the achievement of certain company milestones related to the volume weighted average closing price per share of the Company’s common stock, as reported on NASDAQ, for the ten (10) consecutive days in which thresholds of the Company’s market capitalization of $75 million, $100 million and $150 million are achieved. The September 2021 Inducement Grant has been valued with an approximate value of $772,000 and will be amortized over 36 months. The Company recorded $10,000 of stock-based compensation for the three and nine months ended September 30, 2021.

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

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

6.    Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

A summary of activity related to restricted stock units under the Company’s 2020 Stock Plan for the nine months ended September 30, 2021 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2021	626,974	$2.29
Granted	20,500	$3.81
Vested	(201,343)	$2.27
Forfeited	—	$—
Non-vested as of September 30, 2021	446,131	$2.36

As of September 30, 2021, the unamortized compensation costs related to the unvested restricted stock units was approximately $1,042,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.9 years.

For the three and nine months ended September 30, 2021, 201,343 shares of restricted stock units were released under the 2020 Stock Plan with an intrinsic value of approximately $646,000. For the three and nine months ended September 30, 2020, no shares of restricted stock units were released.

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

For the Nine Months Ended September 30, 2021 and 2020

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

For the Nine Months Ended September 30, 2021 and 2020

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

On July 22, 2021, the Company entered into a securities purchase agreement (the “July 22nd Purchase Agreement”) with several accredited investors providing for the issuance of 2,500,000 shares of the Company’s common stock. Pursuant to the July 22nd Purchase Agreement, the investors purchased all of the securities sold thereby for an aggregate purchase price of $10,000,000. Pursuant to the July 22nd Purchase Agreement, an aggregate of 2,500,000 shares of common stock were issued to the investors in a registered direct offering pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3, which was declared effective on September 6, 2019. The offering of the securities pursuant to the July 22nd Purchase Agreement was closed on July 27, 2021. The Company filed the prospectus supplement on July 26, 2021. Maxim acted as the placement agent. The Company paid Maxim a fee of approximately $800,000, which was equal to 8% of the aggregate purchase price paid by investors placed by Maxim and certain expenses. The July 22nd Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto.

Settlement Agreements

On May 14, 2020, we entered into a settlement agreement with Alexander (the “Alexander Settlement Agreement”), pursuant to which, in consideration for Alexander releasing us from all claims against us arising out of that certain engagement agreement, dated February 6, 2020, that we entered into with Alexander (the “Alexander Engagement Agreement”), other than indemnification for certain third-party claims, we agreed to (i) pay Alexander a one-time cash payment of $125,000 and (ii) issue to Alexander 50,000 shares of our common stock (the “Alexander Settlement Shares”) which had a value of approximately $111,000. We also released Alexander from the same type of claims against Alexander, other than indemnification for certain third-party claims. In connection with the Alexander Settlement Agreement, on May 14, 2020, we also entered into a leak-out agreement with Alexander (the “Alexander Leak-Out Agreement”), pursuant to which Alexander agreed not to dispose of more than 5,000 shares of common stock in any trading day, commencing on the date of such agreement and ending on the date on which Alexander no longer holds any Alexander Settlement Shares. The Company recorded a settlement expense of $237,000 which is included in general and administrative expense for the nine months ended September 30, 2020.

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

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

For the Nine Months Ended September 30, 2021 and 2020

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

In January 2021, pursuant to the Company’s solicitation of certain warrant holders, such warrant holders agreed to exercise warrants to purchase an aggregate of 1,221,675 shares of common stock for net proceeds of approximately $2.9 million. In consideration for their exercise of these warrants, for cash, the exercising holders were issued new warrants to purchase up to an aggregate of 305,419 shares of common stock, at an exercise price of $4.20 per share, which are exercisable for a period of five years. The grant date fair value of those warrants was $567,000, which was recorded as warrant inducement expense and an increase to additional paid-in capital on the accompanying condensed consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $3.85; expected dividend yield of 0.0%; expected volatility of 60.1%; risk-free interest rate of 0.45% and expected life of 5.0 years.

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

For the Nine Months Ended September 30, 2021 and 2020

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

During the three months ended September 30, 2021, warrant holders exercised 19,000 warrants to purchase common stock, for proceeds of approximately $62,000.

Information regarding warrants for common stock outstanding and exercisable as of September 30, 2021 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	September 30, 2021	Life (years)	September 30, 2021
$2.32 - $4.46	4,053,384	3.86	4,038,384
$6.40 - $9.80	32,889	3.41	32,889
$15.80 - $17.50	93,562	1.01	93,562
$24.80 - $99.00	222,807	1.38	222,807
$108.00 - $125.00	72,782	0.87	72,782
$7.88*	4,475,424	3.66	4,460,424
*	Weighted average

Warrants exercisable as of September 30, 2021 excludes warrants to purchase 15,000 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones. Additionally, warrants to purchase 20,722 shares of common stock which are shown above with a price of $15.80 are pre-funded warrants under which the holder must only pay $0.20 per share to complete the exercise.

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

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

6.    Convertible Preferred Stock and Stockholders’ Equity (Deficit), continued

Warrants exercisable as of December 31, 2020 exclude a warrant to purchase 15,000 shares of common stock issued to a marketing consulting firm. Such warrant will vest upon the achievement of certain milestones. Additionally, warrants to purchase 20,722 shares of common stock which are shown above with a price of $15.80 are pre-funded warrants under which the holder must only pay $0.20 per share to complete the exercise.

7.    Income Taxes

The Company recorded a provision for income taxes of $0 and $2,000 for the three and nine months ended September 30, 2021, respectively. The Company recorded a provision for income taxes of $0 and $3,000 for the three and nine months ended September 30, 2020, respectively.

The Company’s effective tax rate was (0.02%) and (0.03%) for the nine months ended September 30, 2021 and 2020, respectively. The difference between the effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2021 and 2020 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of September 30, 2021 and December 31, 2020, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the nine months ended September 30, 2021 and 2020 was calculated on a jurisdiction basis.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. On December 21, 2020, the U.S. Congress passed the Consolidation Appropriations Act, 2021 (the “CAA Act”). The tax provisions under the CARES Act and CAA Act, do not have a material impact on the condensed consolidated financial statements for the nine months ended September 30, 2021, given the existence of a full valuation allowance.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

8.    Commitments and Contingencies

Operating Leases

The Company rented its Beaverton, Oregon office under an operating lease, which expired on October 31, 2020. Under the terms of the lease, the Company was responsible for taxes, insurance and maintenance expense. The Company recognized rent expense on a straight-line basis over the lease period. On August 18, 2020, the Company signed a new operating lease that began on November 1, 2020, to rent office space in Beaverton, Oregon, to replace the lease that expired on October 31, 2020. The new lease expires on January 31, 2024. The following are the future minimum lease payments for the years ending December 31, 2021 through December 31, 2024: $41,000, $153,000, $173,000, and $15,000.

Rent expense for the three months ended September 30, 2021 and 2020 was $56,000 and $87,000, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was $168,000 and $288,000, respectively.

Capital Leases

During August 2020, the Company entered into a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the condensed consolidated balance sheets.

Future minimum lease commitments for the capital lease as of September 30, 2021 are as follows:

(in thousands)
Payments due in:
Year ending December 31, 2021 (remaining 3 months)	$6
Year ending December 31, 2022	26
Year ending December 31, 2023	15
Total minimum lease payments	47
Less: Amounts representing interest	(2)
Present value of capital lease obligations	45
Less: Current portion of capital lease liabilities	24
Other liabilities	$21

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

8.    Commitments and Contingencies, continued

The Company’s management does not believe that any such matters, individually or in the aggregate, will have a materially adverse effect on the Company’s condensed consolidated financial statements.

Coronavirus – COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. The COVID 19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.  Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to impact on our business in March 2020. By that time, much of our first fiscal quarter of 2020 was completed. During our second fiscal quarter of 2020, we observed decreased demand from certain of our customers due to the temporary closure by many retailers. Our third and fourth fiscal quarters of 2020 and our first three fiscal quarters of 2021 saw sustained improved customer demand as retailers slowly reopened and demand for an in-home immersive cinema experience increased, following the initial closure of many public cinemas due to COVID-19. However, another closure by retailers could impact customer demand in the future. The Company believes the extent of the COVID-19 pandemic’s impact on its operating results and financial condition has been and will continue to be driven by many factors, most of which are beyond the Company’s control and ability to forecast. Although the Company has experienced some positive trends during the first nine months of 2021, because of these uncertainties, the Company cannot estimate how long or to what extent the pandemic will impact its operations.

9.    Related Parties

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak was a member of the board of directors from June 2015 to May 10, 2021, and is no longer considered a related party as of May 10, 2021. Alexander Capital, L.P. acted as the lead investment bank in a number of the Company’s private financings and as an underwriter for the Company’s IPO. As of September 30, 2021 and December 31, 2020, Mr. Gazdak owned less than 1%of the outstanding shares of the Company’s common stock.

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

SUMMIT WIRELESS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

(unaudited)

9.    Related Parties, continued

For the three months ended September 30, 2021 and 2020, Hansong Technology purchased modules from the Company of approximately $263,000 and $137,000, respectively, and made payments to the Company of approximately $333,000 and $0, respectively. For the three months ended September 30, 2021 and 2020, Hansong Technology sold speaker products to the Company of approximately $96,000 and $8,000, respectively, and the Company made payments to Hansong Technology of approximately $309,000 and $38,000, respectively. For the nine months ended September 30, 2021 and 2020, Hansong Technology purchased modules from the Company of approximately $496,000 and $155,000, respectively, and made payments to the Company of approximately $380,000 and $1,000, respectively. For the nine months ended September 30, 2021 and 2020, Hansong Technology sold speaker products to the Company of approximately $854,000 and $8,000, respectively, and the Company made payments to Hansong Technology of approximately $962,000 and $67,000, respectively. As of September 30, 2021 and December 31, 2020, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

10.  Segment Information

The Company operates in one business segment, wireless audio products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and nine months ended September 30, 2021 and 2020 was as follows:

(in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$166	$75	$710	$167
Europe	162	100	403	169
Asia Pacific	1,479	432	3,427	1,030
Other	—	—	1	—
Total	$1,807	$607	$4,541	$1,366

Substantially all of our long-lived assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this “Report”). Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this Report.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding

•	our expectations regarding future trends, expectations, and performance of our business;
•	our expectations regarding supply chain disruptions and its impact on our business;
•	our expectations about the impact of our strategic plans; and
•	the amount and timing of our capital expenditures.

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

Overview

We were formed as Summit Semiconductor, LLC, a Delaware limited liability company, on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017. Effective as of September 11, 2018, we changed our name to Summit Wireless Technologies, Inc. We run our operations through Summit Wireless Technologies, Inc., as well as through our wholly-owned subsidiary WiSA, LLC, a Delaware limited liability company. The address of our corporate headquarters is 6840 Via Del Oro, Ste. 280, San Jose, CA 95119. Our website address is www.summitwireless.com. The information contained in or accessible through our website is not part of this Report and is intended for informational purposes only.

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

On July 22, 2021, the Company entered into a securities purchase agreement (the “July 22nd Purchase Agreement”) with several accredited investors providing for the issuance of 2,500,000 shares of the Company’s common stock. Pursuant to the July 22nd Purchase Agreement, the investors purchased all of the securities sold thereby for an aggregate purchase price of $10,000,000. Pursuant to the July 22nd Purchase Agreement, an aggregate of 2,500,000 shares of common stock were issued to the investors in a registered direct offering pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3, which was declared effective on September 6, 2019. The offering of the securities pursuant to the July 22nd Purchase Agreement was closed on July 27, 2021, with the Company receiving net proceeds of $9,026,000.

Potential Impacts of the Novel Coronavirus (“COVID-19”) on Our Business and Operations

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to impact on our business in March 2020. By that time, much of our first fiscal quarter of 2020 was completed. During our second fiscal quarter of 2020, we observed decreased demand from certain of our customers due to the temporary closure by many retailers. Our third and fourth fiscal quarters of 2020 and our first three fiscal quarters of 2021 saw sustained improved customer demand as retailers slowly reopened and demand for an in-home immersive cinema experience increased, following the initial closure of many public cinemas due to COVID-19. However, another closure by retailers could impact customer demand in the future.

Given the fact that our products are sold through a variety of distribution channels, we have experienced and we continue to expect that our sales will experience some volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. To date, we have experienced shipment delays from our suppliers due to COVID-19, however we do not believe such delays will have a material adverse impact on our operating results and we have not experienced a material supply interruption. There can be no assurance that we will not experience material supply delays or interruptions in the future due to COVID-19.

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

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenue

Revenue for the three months ended September 30, 2021 was $1,807,000, an increase of $1,200,000, or 198%, compared to the revenue for three months ended September 30, 2020 of $607,000. The increase was primarily due to increased sales volumes of both modules and speaker bundles.

Revenue for the nine months ended September 30, 2021 was $4,541,000, an increase of $3,175,000, or 232%, compared to the revenue for the nine months ended September 30, 2020 of $1,366,000. The increase was primarily due to increased sales volumes of both modules and speaker bundles.

Cost of Revenue and Operating Expenses

Cost of Revenue

Cost of revenue for the three months ended September 30, 2021 was $1,301,000, an increase of $798,000, or 159%, compared to the cost of revenue for the three months ended September 30, 2020 of $503,000. The increase was primarily attributable to the direct material costs associated with higher sales volume.

Cost of revenue for the nine months ended September 30, 2021 was $3,281,000, an increase of $2,094,000, or 176%, compared to the cost of revenue for the nine months ended September 30, 2020 of $1,187,000. The increase was primarily attributable to the direct material costs associated with higher sales volume.

Research and Development

Research and development expenses for the three months ended September 30, 2021 were $1,322,000, an increase of $82,000, compared to the research and development expenses for the three months ended September 30, 2020 of $1,240,000. The increase in research and development expenses is primarily related to increased salary and benefit expense of $153,000 and consultant expenses of $36,000, partially offset by decreased stock-based compensation expenses of $51,000 and reduced facility allocation expense of $50,000.

Research and development expenses for the nine months ended September 30, 2021 were $3,800,000, an increase of $522,000 compared to the research and development expenses for the nine months ended September 30, 2020 of $3,278,000. The increase in research and development expenses is primarily related to increased salary and benefit expense of $556,000 and increased stock-based compensation and consulting expense of $74,000 and $81,000, respectively, partially offset by reduced facility allocation expense of $177,000.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2021 were $1,021,000, an increase of $186,000, compared to the sales and marketing expenses for the three months ended September 30, 2020 of $835,000. The increase in sales and marketing expenses is primarily related increased salary and benefit expenses of $73,000, website development of $89,000 and advertising expenses of $87,000, partially offset by decreased stock-based compensation of $110,000.

Sales and marketing expenses for the nine months ended September 30, 2021 were $2,870,000, an increase of $827,000, compared to the sales and marketing expenses for the nine months ended September 30, 2020 of $2,043,000. The increase in sales and marketing expenses is primarily related increased salary, incentive compensation and benefit expenses of $233,000, website development and advertising expenses of $272,000 and $370,000, respectively.

General and Administrative

General and administrative expenses for the three months ended September 30, 2021 were $1,081,000, an increase of $67,000, compared to the general and administrative expenses for the three months ended September 30, 2020 of $1,014,000. The increase in general and administrative expenses is primarily related to increased salary and benefit expenses, board fees and investor relations expenses of $22,000, $33,000 and $34,000, respectively, offset partially by increased stock-based compensation of $153,000.

General and administrative expenses for the nine months ended September 30, 2021 were $3,037,000, an increase of $525,000, compared to the general and administrative expenses for the nine months ended September 30, 2020 of $2,512,000. The increase in general and administrative expenses is primarily related to increased salary, incentive compensation and benefit expenses of $178,000, increased stock-based compensation, board fees and investor relations expenses of $87,000, $33,000 and $141,000, respectively, partially offset by a $237,000 expense recorded in 2020 pursuant to the Alexander Settlement Agreement discussed in Note 6 – Convertible Preferred Stock and Stockholders’ Equity (Deficit) recorded in the prior year.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $3,000, a decrease of $2,000 compared to the interest expense for the three months ended September 30, 2020 of $5,000. Minimal interest expense for both periods was primarily related to interest accrued on the PPP loan.

Interest expense for the nine months ended September 30, 2021 was $9,000, a decrease of $1,385,000, compared to the interest expense for the nine months ended September 30, 2020 of $1,394,000. Minimal interest expense recorded in the nine months ended September 30, 2021, was primarily related to interest accrued on the PPP loan. Interest expense for the nine months ended September 30, 2020 was primarily due to the full amortization of debt discounts associated with the convertible debt that the Company incurred in March 2020, as such convertible debt was fully repaid in April 2020.

Change in Fair Value of Warrant Liability

There was no change in the fair value of the warrant liability for the three months ended September 30, 2021 and 2020.

There was no change in the fair value of the warrant liability for the nine months ended September 30, 2021, compared to a gain of $24,000 due to the change in fair value of the warrant liability for the nine months ended September 30, 2020. The gain for the nine months ended September 30, 2020 was due to the decrease in our common stock price during the period.

Gain on Forgiveness of Paycheck Protection Loan

The Company recorded a gain of $859,000 due to the forgiveness of the Paycheck Protection Loan for the three and nine months ended September 30, 2021. No such forgiveness occurred during the three and nine months ended September 30, 2020.

Deemed Dividend on Exchange of Convertible Preferred Stock for Common Stock

During the three and nine months ended September 30, 2021, the Company recorded a deemed dividend of $0 and $1,192,000 in connection with the exchange of all 250,000 shares of preferred stock for 250,000 shares of common stock and warrants to purchase up to 187,500 shares of common stock, which warrants were subsequently fully exercised on a cashless basis for 79,244 shares of common stock. No such deemed dividend occurred during the three and nine months ended September 30, 2020.

Warrant Inducement Expense

During the three and nine months ended September 30, 2021, the Company recorded a charge of $0 and $1,146,000, respectively, in connection with the fair value of warrants issued to warrant holders in connection with a solicitation of such warrant holders to exercise their outstanding warrants during this period. See Note 6 – Convertible Preferred Stock and Stockholders’ Equity (Deficit). No such inducement occurred during the three and nine months ended September 30, 2020.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2021 were $16,067,000, compared to $7,415,000 as of December 31, 2020.

We incurred a net loss of $8,751,000 for the nine months ended September 30, 2021 and used net cash in operating activities of $8,574,000. We incurred a net loss of $9,068,000 for the nine months ended September 30, 2020 and used net cash in operating activities of $7,499,000. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the nine months ended September 30, 2021, was related to the increase in accounts receivable, inventories, prepaid expenses and other assets, partially offset by an increase in accounts payable and accrued liabilities.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments (approximately $17,028,000 raised from various financings in fiscal 2020). In addition, during the nine months ended September 30, 2021, we raised approximately $8,303,000 from exercises of warrants which were acquired by investors in conjunction with such financings during fiscal 2020. Warrants exercisable for approximately 4,053,384 shares of common stock with exercise prices ranging from $2.32 to $4.46 per share, remain outstanding. Additionally, in July 2021, we raised approximately $9,026,000 in net proceeds in a registered direct offering from the issuance and sale of 2,500,000 shares of common stock at a price of $4.00 per share. We believe that our current level of liquid assets will be sufficient to fund our operations through the balance of fiscal 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the appointment of Eric Almgren as Chief Strategist of the Company, an inducement grant of 310,000 shares (the “inducement shares”), representing 2% of the outstanding shares of the Company on that date, was made to Mr. Almgren on September 13, 2021 outside of the Company’s existing incentive plans. The inducement shares were issued pursuant to Section 4(a)(2) of the Securities Act because, among other things, Mr. Almgren had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. The inducement shares issued are restricted.

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

Summit Wireless Technologies, Inc.

Date: November 9, 2021	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 9, 2021	By:	/s/ George Oliva
George Oliva
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)