Form 10-K
period 2021-12-31
Summit Wireless Technologies, Inc.
filed 2022-03-11
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-38608

Summit Wireless Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-1135279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15268 NW Greenbrier Pkwy

Beaverton, OR 97006

Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (408) 627-4716

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻  No ⌧

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

The registrant had 16,877,796 shares of its common stock outstanding as of March 9, 2022.

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

As part of the effort to grow the wireless multichannel home audio segment, Summit was a founding member of the WiSA Association, an association dedicated to providing industry leadership and consumer choice through interoperability testing between brands. Products certified and marked with a WiSA Association logo have been tested to interoperate. This preserves consumer choice by enabling consumers to choose different wireless transmitting products across different brands where audio is decoded with speakers that have the WiSA Association logo displayed. Our marketing strategy focuses on, what we believe, are two emerging wireless audio market needs: immersive, multi-channel audio and lower signal latency. Summit currently sells custom semiconductor chips and wireless modules to a growing list of consumer electronics customers, including major brands in the consumer electronics industry. We believe that a growing adoption of our technology by leaders in this industry will revolutionize the way people experience media content through their mobile devices, televisions (“TVs”), game consoles and personal computers (“PCs”).

Our Business Focus

Our primary business focus is to enable mainstream consumers and audio enthusiasts to experience high quality wireless immersive audio. We intend to continue selling our proprietary wireless modules to consumer electronics companies while also expanding our focus to implement a lower-cost solution by porting our software onto commercially available internet of things (“IoT”) modules with integrated Wi-Fi technology.

Industry Background

The primary growth segments for in-home entertainment have been “Bluetooth” stereo accessories which include single speakers, headsets, and more recently, “multi-room” stereo speakers that use your home’s Wi-Fi network to stream audio throughout house. Another market that continues to grow is the sound bar market. Sound bars are typically sold with wireless subwoofers and may also be sold with wireless rear speakers.

Our Technology

Our fundamental technology addresses some of the main issues that we perceive hinder the growth of immersive audio in the home: complexity of installation and setup, cost, interoperability between smart devices and the speakers or soundbars. We believe that consumers want to experience theater-quality immersive sound from the comfort of their homes. However, traditional immersive audio systems, commonly referred to as home theater surround sound systems, are wired and often require expensive audio-visual (“AV”) receivers to decode the audio stream, leaving the consumer with the burden of concealing the wires. Hiring a professional to hide the wires into the walls or floor is invasive, complicated, costly, and time consuming. Further, people who rent as opposed to own their home, may not be able to install these systems as the installation construction needed may not be permitted under a lease agreement. Our first-generation wireless technology addresses these problems by transmitting wireless audio to each speaker at Blu-ray quality (uncompressed 24 bit audio up to 96 kHz sample rates) and emphasizing ease of setup. To our knowledge, Summit’s custom chips and modules technology is one of the only technologies available today that can stream up to eight (8) separate wireless audio channels with low latency, removing lip-sync issues between the audio and video sources. In addition, every speaker within a system that utilizes our technology can be synchronized to less than one microsecond, thus eliminating phase distortion between speakers. Summit’s first-generation technology shows that wireless immersive audio systems are viable home audio solutions for the average consumer and audio enthusiast alike.

Having successfully developed wireless audio solutions for the high-end of the immersive audio market, Summit is continuing its development of proprietary software targeted at bringing its best-of-class immersive audio technology to entry/mid-level audio systems. Noting the growth of the sound bar market, Summit plans a low-cost, entry-level wireless audio solution designed to meet the needs of the consumer looking for a sound bar-based, value-driven immersive audio system. To address this market segment, Summit is currently developing certain proprietary software for which patent applications have been submitted that will enable sound bars as well as smart devices that have Wi-Fi and video media to deliver immersive audio. A prototype version of our software technology has been demonstrated to select customers (pursuant to confidentiality agreements). Our goal is to commercialize a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost systems on a chip (“SOC”) and modules, (iii) provide a low power consumption option to allow for use in battery-powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

WiSA Association

Our wholly-owned subsidiary, WiSA, LLC, operates the WiSA Association, which is an association comprised of brands, manufacturers, and influencers within the consumer electronics industry, with the purpose of promoting a standardized method of interoperability between wireless audio components using Summit’s technology. The WiSA Association creates, maintains and manages specifications for wireless interoperability that are available to all association members. For products with a WiSA Association certification, the WiSA Association also creates, maintains, and manages testing criteria and specifications for all products to be listed, marketed and sold. WiSA-certification is an industry-wide “stamp of approval” certifying that a product is interoperable with other products in the WiSA ecosystem and has passed several high-performance tests ensuring interoperability and wireless performance standards are met. As the sole owner of WiSA, LLC, we certify all WiSA Association products.

In 2018, the Company introduced the WiSA Ready™ certification. The WiSA Ready™ certification identifies entertainment sources – such as TVs, gaming systems or computers – that are equipped to deliver up to eight (8) channels of HD audio to WiSA-certified speakers when connected with a WiSA Universal Serial Bus (“USB”) transmitter. This program simplifies consumer setup and reduces costs by replacing AV receivers or wireless hubs with a low-cost USB accessory. We believe that using WiSA Ready™ products allows consumers to more simply and conveniently enjoy wireless multi-channel sound, eliminating the clutter, wires, and complicated installs generally required to create immersive audio experiences. LG Electronics and Hisense have introduced TV and projector product lines that have been certified WiSA Ready™. Additionally, TCL, Skyworth, and Bang and Olufsen have built Summits modules into some of their TVs.

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

As part of building the category of immersive audio and driving consumer awareness, WiSA has created the WiSA Wave, which includes a number of online direct-to-consumer marketing programs. WiSA Association has dramatically increased consumer awareness, as measured by web traffic through WiSA’s websites. There were approximately 2.1 million web visitors in 2021, representing an increase of over 475% from the approximately 365,000 visitors in 2020. The WiSA Association utilizes Google analytics to identify and measure unique user web traffic. WiSA Wave activities have expanded to include joint marketing WiSA products with retailers, the creation of WiSA storefronts on retailer websites, retailer co-op ads, and multibrand ads supporting WiSA members.  Additionally, WiSA uses the WiSA Wave to drive the promotion and sale of the Platin Audio line of immersive audio speaker systems, a brand of speakers designed to promote WiSA Certified functionality at new price points and product performance levels.

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

Modules for Consumer Products

Summit’s TX modules are targeted for integration into TVs, AV receivers, media hubs and USB or HDMI dongles. Summit’s transmitter, with its integrated antenna, is designed to support rooms as large as 10 meters by 10 meters with uncompressed, 24 bit audio up to 96 kHz sample rate. The module supports a simple interface, with Inter-IC Sound (“I2S”) or USB audio and control. In addition, Summit’s technology has been approved by Digital Content Protection, LLC, the licensing agency for High-bandwidth Digital Content Protection, as an audio-only output technology for retransmission of audio content.

Summit’s receiver interfaces to a digital amplifier and is designed to be integrated directly into a home theater speaker. The four (4) printed circuit board (PCB) antennas simplify system integration while providing robust reception of 24 bit audio up to 96 kHz sample rates virtually anywhere within a 10 meter by 10 meter space. It supports one or two separate audio outputs via I2S. An optional interface on the receiver module can be enabled to configure the speaker type and provide volume/mute control at the speaker. Alternatively, the speaker type can be assigned at the factory for preconfigured Home Theater in a Box applications.

The Summit Opportunity

We believe that the following attributes: cost, mobility, video support, ease of installation and quality create a market opportunity for Summit’s technologies to be adopted by the consumer electronics industry as described further below.

Cost

We believe that the simplicity and cost structure of our current WiSA SoundSend transmitter and upcoming embedded software solution will make our prices competitive for a wider range of applications, allowing consumer electronics companies to integrate our technology, while also delivering high quality audio.

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

Ease of Installation

We believe that the home entertainment market has moved toward simplicity in recent years. The costly and inconvenient home theaters of the past have left consumers with a desire for audio systems that provide a simplified installation process. We believe that new audio systems, including the predominant sound bar system, are unable to provide high levels of performance, especially in the surround-sound market. Summit’s technology greatly simplifies the installation process of true surround-sound systems. This allows consumers to install a home theater system with the same amount of effort as a sound bar, but enjoy a far superior experience. We believe that an overwhelming majority of the content entering consumers’ homes through digital TV and streaming services is provided in a multi-channel format, which is why Summit’s goal is to facilitate enjoyment of true surround sound for both the everyday consumer and audio enthusiast.

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

Enjoyment of improved audio on existing content

We believe that the growth in the number of video devices streaming multi-channel audio content, coupled with new 3D immersive sound experiences from Dolby’s Atmos and DTS’ DTS:X formats, will help propel the demand for wireless speakers well into the future.

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

What Distinguishes Summit from its Competitors

Both the proprietary technology and the adoption of the technology by leaders in consumer electronics are differentiating factors for Summit. Our management believes that Summit is one of the only companies with the technical capabilities of transmitting high resolution, low latency, and speaker synchronization of wireless audio capable of supporting up to 8 channels. Premium consumer brands, like Bang & Olufsen, Harman International, a division of Samsung, and LG Electronics have begun to adopt our technology as a valued feature in performance products.

Category Defining Wireless Audio

Our first generation wireless audio technology delivers industry leading 8 channels of uncompressed audio directly to the speakers in 24 bit and up to 96 kHz sample rates. This means that a consumer can experience audio exactly as it was mastered in the studio. Summit’s technology supports surround sound systems up to 7.1 or 5.1.2 for Dolby Atmos® configurations.

Alternative technologies such as, Bluetooth and Wi-Fi standards were not designed to transmit fixed low latency audio that is synchronized to video. However, Bluetooth and Wi-Fi standards can work well for audio-only wireless transmission, when video is not a part of the listening experience. In audio-only applications, latency is less critical and audio data can be buffered in memory to ensure proper speaker synchronization even when data retransmissions are needed in today’s congested wireless environments. In video applications, retransmissions add to latency. Standard Bluetooth and Wi-Fi standards have long variable latency that can exceed acceptable audio to video synchronization and make quality multichannel audio experience unachievable. A few custom silicon-based solutions exist today that improve on Bluetooth and Wi-Fi standards based performance, but compared to Summit, such products have longer latencies, lower performing speaker synchronization, and are limited to 2 4 audio channels and often only support 16 bit CD quality audio.

Summit’s technology roadmap includes proprietary software that will enable standard Wi-Fi protocol to support multi-channel audio for video applications, while permitting Summit to leverage Wi-Fi’s lower chip and module cost structure. Summit’s first generation technology was designed for the mid to high end home theater market and offers a unique feature set that is expected to be included in new product designs for years. Summit’s new Wi-Fi strategy enables the Company to compete in the entry-level home theater market at Bluetooth price points, while delivering superior multi-channel performance for higher volume applications. The Company’s recently announced Discovery module is the first product that integrates Summit’s new software which enables a transceiver module to keep up to four independent wireless audio channels synchronized in a room size up to 10 meters square. The Discovery modules is ideally suited for entry level home entertainment systems, including sound bars, TVs, subwoofers and Dolby Atmos® applications.

Summit Customers

Summit currently sells wireless modules containing custom semiconductor chips to a growing list of consumer electronics customers, including major brands such as Bang & Olufsen, Enclave Audio, LG, Harman International, a division of Samsung, Savant, Skyworth and System Audio. We believe that the use of our products by well-known consumer electronics brands will provide an opportunity to create wireless audio products that are simple to install and perform at high levels. Brands such as Bang & Olufsen and Harman have chosen Summit technology to drive their wireless home audio/theater product assortments. We believe that their leadership has brought credibility to the technology and paved the way at retail for other brands to follow.

Our Strategy

Our goal is to establish and maintain a leadership position as the ubiquitous standard for hi-fidelity wireless, multichannel audio. To obtain and enhance our position as the leading standard in the audio space, we intend to:

●	improve recognition of our WiSA Certification brand and the WiSA standard brand;
●	provide excellent products and services to our customers and members;
●	make sure our technology is accessible to many consumers by having our technology in consumer electronics devices that sell at a variety of price points;
●	expand market awareness of wireless multi-channel hi-fidelity audio experience availability;
●	reduce hardware costs;
●	enhance and protect our IP portfolio;
●	invest in highly qualified personnel; and
●	build innovative products alongside the world’s leading consumer electronics companies.

We currently sell our modules in relatively small quantities. As new customers introduce Summit-enabled products and current customers introduce second and third-generation Summit-enabled products, we expect that orders for our modules will increase proportionally. With larger orders, we believe that we can take advantage of economies of scale and improve our gross margins on our modules.

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

Research and Development

As of March 9, 2022, our research and development department consisted of 28 dedicated employees. Summit’s engineering team has a wide range of expertise, capable of developing all levels of product design, from Application Specific Integrated Circuits (“ASIC”) to modules to finished products. Summit research and development has and will continue developing trade secrets for Digital Signal Processing (“DSP”), RF design and testing of Summit technologies.

Summit has developed multiple ASICs and certified modules for integration into multiple wireless audio designs by ODMs which are currently shipping to consumers. The ASIC hardware solution uses a high-performance proprietary network protocol for transmission of multi-channel audio.

Summit is also currently shipping and developing modules that are Wi-Fi compatible. The Software (“SW”) solution enables multi-channel audio capabilities on off the shelf IoT modules running RTOS and future Linux/Android based multimedia systems. The software solution uses a Wi-Fi network for transmission of multi-channel audio. Summit  released to production a low cost 2.4GHz IoT module supporting (5) audio channels and in the process of porting our software to a 5GHz IoT module in 2022. We have established an Indian design center to focus on Android integration of the core SW for embedded TV applications.

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

Sales Channels and Customers

Summit sells modules and integrated circuits (“ICs”) directly to OEM brands worldwide which in turn, sell their system level products to end customers through a vast channel of retailers and dealer networks. Internationally known brands such as Bang & Olufsen, Harman International, a division of Samsung, LG, System Audio, Enclave Audio, and many others are among our current customers, with products aimed at the wireless home theater market. Most of these brands sell thru retailers store fronts and online e-tail.

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

Competition

The semiconductor industry is intensely competitive and has been characterized by price erosion and rapid technological change. We compete with major domestic and international semiconductor companies, many of which have greater market recognition and greater financial, technical, marketing, distribution and other resources than we have with which to pursue engineering, manufacturing, marketing and distribution of their products.  Competitive products include products that: (a) are resistant to interference, low latency, long-range, and able to stream uncompressed audio; (b) target applications in the PC accessory audio, iPod accessory audio, home theater, and consumer & enterprise voice markets; (c) enable smart TVs, computers and mobile devices to connect to their multiple peripherals wirelessly, and simultaneously from a single host, with the ability to mix-and-match peripherals; and (d) utilize Bluetooth technology as a means of transmission.

We believe that our technology competes favorably with our competitors for a variety of reasons, including, among others:

●	Our technology transmits audio packets with fixed latency in a manner well-suited for multi-channel audio networks and video applications.
●	Our technology contains WiFi compatible software strategy provides the following future key benefits:
o	WiFi is not inherently good for transporting low latency audio. WiSA has spent the last 5 years developing a protocol that can leverage off the shelf high volume low cost 2.4GHz and 5GHz IoT chips and modules and scale to higher audio channel counts. As chip technology performance improves so will our performance.
o	WiFi compatibility allows us to operate more efficiently in congested environments while delivering the performance the market demands.
o	A software solution will allow WiSA Technologies to pivot into new markets quicker than those making custom proprietary chip solutions.

There are many other factors that impact our ability to be competitive and may impact our success against both larger and emerging competitors.

Intellectual Property

We have key IP assets, including patents and trade secrets developed based on our technical expertise. As of December 31, 2021, we had 12 issued and 4 pending U.S. patents covering our technology. Our currently issued patents expire at various times from August 4, 2026 through November 27, 2039.

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

We pursue a general practice of filing patent applications for our technologies in the U.S. and occasionally in foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations. We have multiple patents covering aspects and improvements for many of our technologies.

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

Moreover, we have relatively no issued patents outside the U.S. Growing our licensing revenue in developing countries may depend in part on our ability to obtain and maintain patent rights in these countries, which is uncertain. Further, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained, if any, is uncertain.

Employees

As of March 9, 2022, we had a total 46 employees working in the United States and internationally. In the United States, we had 44 employees, including 28 employees that work in our research and development department, 9 employees in our sales and marketing department, 1 employee that works in our manufacturing/logistics/fulfillment department and 6 employees that work in our general and administrative department. Additionally, we have one logistics employee and one sales employee in Taiwan. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

Item 1A.	Risk Factors.

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Facilities

Our principal executive office is located at 15268 NW Greenbrier Pkwy, Beaverton, Oregon 97006, where our research and development, production and sales and marketing personnel operate. We entered into a lease for such office effective November 1, 2020 and pay approximately $18,000 per month for approximately 10,500 square feet, with such lease scheduled to terminate on January 31, 2024. We designated our Beaverton, Oregon office our principal executive office in March 2022. We also rent approximately 1,500 square feet of office space in San Jose, California for approximately $1,500 per month on a month-to-month basis, and approximately 2,000 square feet of office space in Campbell, California on a month-to-month basis for approximately $2,500 per month.

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

Holders

As of March 9, 2022, there were approximately 118 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

On December 16, 2021, the Company granted warrants to purchase up to 25,000 shares of Common Stock to a service provider in partial consideration for services rendered. The warrants have a five year life, an exercise price of $1.52 per share and are fully vested.

On December 16, 2021, the Company granted warrants to purchase up to 15,000 shares of Common Stock to a service provider in partial consideration for services rendered. The warrants have a five year life, an exercise price of $1.52 per share and are fully vested.

The sale and the issuance of the foregoing securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We made this determination based on the representations of each investor, as applicable, which included, in pertinent part, that each such investor: (i)  acquired the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii)  agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available for such transfer or resale, (iii) such investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us and had knowledge of and a pre-existing relationship with us, (iv)  had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v)  had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for such securities issued in reliance upon these exemptions.

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

Overview

We were formed as Summit Semiconductor, LLC, a Delaware limited liability company, on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017. Effective as of September 11, 2018, we changed our name to Summit Wireless Technologies, Inc. We run our operations through Summit Wireless Technologies, Inc., as well as through our wholly-owned subsidiary WiSA, LLC, a Delaware limited liability company. The address of our corporate headquarters is 15268 NW Greenbrier Pkwy, Beaverton, OR 97006. Our website address is www.summitwireless.com. The information contained in or accessible through our website is not part of this Report and is intended for informational purposes only.

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

On June 4, 2021, the Company entered into an exchange agreement, pursuant to which the Company exchanged with an investor 250,000 Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) held by such investor for: (i) 250,000 shares of common stock and (ii) warrants to purchase up to 187,500 shares of common stock. In connection with exchange agreement the Company recorded a deemed dividend of $1,192,000. The warrants were exercisable for a period of five (5) years and four (4) months. The exercise price with respect to the warrants was $3.00 per share. The exercise price and the number of shares of common stock issuable upon exercise of the warrants were subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. In June 2021, the investor subsequently fully exercised such warrant on a cashless basis for 79,244 shares of common stock.

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

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to impact on our business in March 2020. By that time, much of our first fiscal quarter of 2020 was completed. During our second fiscal quarter of 2020, we observed decreased demand from certain of our customers due to the temporary closure by many retailers. Our third and fourth fiscal quarters of 2020 and in each of our fiscal quarters of 2021 saw sustained improved customer demand as retailers slowly reopened and demand for an in-home immersive cinema experience increased, following the initial closure of many public cinemas due to COVID-19. However, another closure by retailers could impact customer demand in the future.

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

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, our observance of trends in the industry and information available from other outside sources, as appropriate. Please see Note 1 of the Notes to the Consolidated Financial Statements for a more complete description of our significant accounting policies.

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

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

Revenue for the year ended December 31, 2021 was $6,541,000, an increase of $4,137,000, or 172%, compared to the revenue of $2,404,000 for the year ended December 31, 2020. The increase was a result of higher sales volumes, of which Component revenue increased by $3,241,000, and from the first full year of Consumer Audio Product sales which increased revenue an additional $896,000 over the prior year.

Gross Profit and Operating Expenses

Gross Profit

Gross profit for the year ended December 31, 2021 was $1,864,000, an increase of $1,437,000 compared to $427,000 gross profit for the year ended December 31. 2020. The increase in gross profit is mainly attributable to higher volumes of Component sales and the contribution from sales of the Consumer Audio Products. The gross margin as a percent of sales was 28.5% for the year ended December 31, 2021 compared to 17.8% for the year ended December 31, 2020, an increase of 10.7 points. The increase in gross margin is mainly attributable to benefits of scale associated with the fixed portion of costs and increasing volumes.

Research and Development

Research and development expenses for the year ended December 31, 2021 were $5,236,000, an increase of $664,000, compared to expenses of $4,572,000 for the year ended December 31, 2020. The increase in research and development expenses is primarily related to increased salary and benefit expense of $700,000 and increased stock-based compensation and consulting expense of $142,000 and $166,000, respectively, partially offset by lower recruiting fees of $86,000 and reduced facility allocation expense of $273,000.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2021 were $4,123,000, an increase of $1,149,000, compared to expenses of $2,974,000 for the year ended December 31, 2020. The increase in sales and marketing expenses is primarily related increased salary, incentive compensation and benefit expenses of $403,000, website development and advertising expenses of $378,000 and $489,000, respectively partially offset by lower consulting fees of $64,000.

General and Administrative

General and administrative expenses for the year ended December 31, 2021 were $4,016,000, a decrease of $152,000, compared to expenses of $4,168,000 for the year ended December 31, 2020. The decrease in general and administrative expenses is primarily related to increased salary, incentive compensation and benefit expenses of $151,000, increased stock-based compensation and board fees of $32,000 and $65,000, respectively, offset by reduced settlement expenses of $1,038,000 recorded in 2020.

Interest Expense, net

Interest expense, net for the year ended December 31, 2021 was $9,000, compared to $1,397,000 for the year ended December 31, 2020. Minimal interest expense, net for the year ended December 31, 2021, was primarily related to interest accrued on the PPP loan which was forgiven in the third quarter of 2021. Interest expense, net for the year ended December 31, 2020 was primarily due to the full amortization of debt discounts associated with the convertible debt that the Company incurred in March 2020, as such convertible debt was fully repaid in April 2020.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the year ended December 31, 2021 was $0, compared to a gain of $16,000 for the year ended December 31, 2020. There was no change in the fair value of the warrant liability for the year ended December 31, 2021, compared to a gain of $16,000 due to the change in fair value of the warrant liability for the year ended December 31, 2020. The gain for the year ended December 31, 2020 was due to the decrease in our common stock price during the period.

Gain on Forgiveness of Paycheck Protection Program Loan

Change in the gain on forgiveness of the Paycheck Protection Program Loan for the year ended December 31, 2021 was $859,000, compared to $0 for the year ended December 31, 2020. The Company recorded a gain of $859,000 due to the forgiveness of the Paycheck Protection Loan for the year ended December 31, 2021. No such forgiveness occurred during the year ended December 31, 2020.

Warrant Inducement Expense

The Company recorded a charge of $1,146,000, in connection with the fair value of warrants issued to warrant holders in connection with a solicitation of such warrant holders to exercise their outstanding warrants during the year ended December 31, 2021.

Deemed Dividend on Exchange of Convertible Preferred Stock for Common Stock

During the year ended December 31, 2021, the Company recorded a deemed dividend of $1,192,000 in connection with the exchange of all 250,000 shares of preferred stock for 250,000 shares of common stock and warrants to purchase up to 187,500 shares of common stock, which warrants were subsequently fully exercised on a cashless basis for 79,244 shares of common stock. No such deemed dividend occurred the year ended December 31, 2020.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2021 were $13,108,000, compared to $7,415,000 as of December 31, 2020.

We used net cash in operating activities of $11,508,000 for the year ended December 31, 2021. For the year ended December 31, 2020, we used net cash in operating activities of $9,859,000. Excluding the net loss and non-cash adjustments, the increase in the use of net cash from operating activities during the year ended December 31, 2021, was primarily related to the increase in inventories, partially offset by an increase in accounts payable.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In July 2021, we raised approximately $9,026,000 in net proceeds in a registered direct offering from the issuance and sale of 2,500,000 shares of common stock at a price of $4.00 per share. For the year ended December 31, 2021, we raised net proceeds of approximately $8,303,000 from exercises of warrants which were acquired by investors in conjunction with such financings completed during fiscal 2020. In 2020, the Company raised net proceeds of $16,156,000 through the issuance of Common Stock, prefunded warrants and related warrants. As of December 31, 2021, warrants exercisable for approximately 3,527,965 shares of common stock, remain outstanding, with exercise prices ranging from $1.52 to $3.90 per share. We believe that our current level of liquid assets will be sufficient to fund our operations through the balance of fiscal 2022.

Going Concern

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of December 31, 2021, the Company had cash and cash equivalents of $13.1 million and reported net cash used in operations of $11.5 million during the year ended December 31, 2021. In December 2021, the Company entered into an “at-the-market” sales agreement with Maxim Group LLC (the “Agent”), pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $4.5 million through the Agent. As of December 31, 2021, the Company has not sold any shares of common stock under the ATM Program. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its initial public offering (“IPO”), and proceeds from the exercise of warrants to purchase common stock and the sale of convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting (as defined in Rule 13a-15(f) ender the Exchange Act) includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Company’s internal control over financial reporting was effective as of December 31, 2021. This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, we completed our remediation plan related to the previously reported material weakness for in our internal control over financial reporting: insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both accounting principles generally accepted in the United States of America, or GAAP, and SEC guidelines. We finalized our documentation of policies and procedures for accounting and financial reporting. There were no other changes in our internal controls over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Other Executive Management and Directors

Our executive officers and directors and their respective ages and positions as of March 9, 2022 are as follows:

Name	Age	Positions
Executive Officers
Brett Moyer	64	President, Chief Executive Officer and Chairman of the Board
George Oliva	60	Chief Financial Officer and Secretary
Gary Williams	55	Chief Accounting Officer and VP of Finance

Directors
Lisa Cummins	52	Director (1)(3)
Dr. Jeffrey M. Gilbert	50	Director (2)(3)
David Howitt (4)	53	Director
Helge Kristensen	61	Director
Sriram Peruvemba	56	Director (1)(2)
Robert Tobias	58	Director (2)(3)
Wendy Wilson (5)	54	Director (1)

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)

On August 16, 2021, Michael Howse notified us of his decision to resign from the Board effective August 17, 2021. Effective December 16, 2021, the Board appointed David Howitt as a member of the Board to replace Mr. Howse.

(5)

On May 6, 2021, Jonathan Gazdak notified us of his decision to resign from the Board effective May 10, 2021. Effective May 6, 2021, the Board appointed Wendy Wilson as a member of the Board to replace Mr. Gazdak.

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

Directors

Lisa Cummins. Lisa Cummins has been a member of the Board since June 2019. Ms. Cummins currently serves as Chief Financial Officer and Chief Operating Officer for Ayar Labs, a venture backed startup that is developing an optical based “chiplet” to provide high speed, high density & low power to replace traditional electrical based input/output. She joined Ayar Labs in January 2019 after overseeing a successful sale of Penguin Computing, a private equity backed company, to Smart Global Holdings in June 2018. Prior to that, from May 2007 to October 2012, she served as Chief Financial Officer at Adept Technology, a Nasdaq publicly traded global robotics company, where she oversaw investor relations, led the Sarbanes-Oxley Act of 2002, as amended, compliance, completed multiple acquisitions, and secured bank and equity financing including a secondary public offering. Ms. Cummins is a certified public accountant, inactive, earned a Business Economics degree from the University of California Santa Barbara and a Masters in Business Administration from St. Mary’s College. The Company believes that Ms. Cummins is qualified to serve on the Board because of her over-25 years of experience as a growth-oriented financial executive in global high-tech organizations.

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

David Howitt. David Howitt has been a member of the Board since December 2021. Since March 2004, Mr. Howitt has served as the founder and CEO of Meriwether Group LLC, a strategic consulting firm that works with disruptive consumer brands by integrating their visions, developing growth strategies, scaling their brands, and increasing revenue in order to build enterprise value (“Meriwether”). Prior to founding Meriwether, between 1997 to 2008 Mr. Howitt worked in various positions at Adidas US, including managing Licensing and Business Development and as corporate counsel from 1997 to 2001. Mr. Howitt serves as Member Of The Board Of Advisors, Bloch International. Mr. Howitt earned his bachelor’s degree, political science/philosophy at Denison University and his JD, environmental and natural resources law at Lewis & Clark Law School. The Company believes that Mr. Howitt is qualified to serve on the Board because of his experience as a growth-oriented leader in a multitude of organizations.

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

Wendy Wilson. Wendy Wilson has been a member of the Board since May 2021. Ms. Wilson has served as Vice President of Marketing at ChargePoint, Inc. since August 2017, a leading electric vehicle charging network provider, where she has profit and loss responsibilities for the company’s home business unit, helps run go-to-market functions for such company’s SaaS businesses and helps expand operations into   European markets with scalable localization, web, and marketing processes. Previously, Ms. Wilson served as Vice President of Marketing at Jive Software, a communication software company, from August 2014 to July 2017, where she led demand generation, field and web teams, and has held leadership roles in small venture capital funded startups and publicly traded firms, including Yahoo! Inc. and The Walt Disney Company (“Disney”). In her leadership role at Infoseek, which was acquired by Disney in 1998, she was responsible for cross-disciplinary teams from ESPN, Go.com (ABC News), Mr. Showbiz and Infoseek brands. At Yahoo, she was responsible for both the monetization and editorial strategy for the Yahoo front page, known then as the world’s homepage. Ms. Wilson is a graduate of Northwestern University with a bachelor’s degree in English. The Company believes that Ms. Wilson is qualified to serve on the Board based on her expertise in digital marketing and go-to-market strategies for companies with “business to consumer” and “business to business to consumer” commerce models.

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

Our Board currently consists of eight (8) members: Brett Moyer, Lisa Cummins, David Howitt, Dr. Jeffrey M. Gilbert, Helge Kristensen, Sriram Peruvemba, Robert Tobias and Wendy Wilson. All of our directors will serve until our next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

Director Independence

As our Common Stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Listing Rule 5605(a)(2). As of March 9, 2022, our Board has affirmatively determined that Lisa Cummins, Dr. Jeffrey M. Gilbert, Sriram Peruvemba, Robert Tobias and Wendy Wilson are “independent directors,” as that term is defined in the Nasdaq rules. Under the Nasdaq rules, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our Board’s audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

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

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that the following members of our Board have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director: Brett Moyer, Helge Kristensen, David Howitt and that other than such directors, each of our directors is “independent” as that term is defined under the listing requirements and rules of Nasdaq. In making this determination, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our Common Stock by each non-employee director.

Board Meetings and Attendance

During fiscal year 2021, the Board held 7 physical/telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board, for which at the time of the meeting they were a member of the Board. The Board also approved certain actions by unanimous written consent.

Annual Meeting Attendance

The Company held its 2021 Annual Meeting of Stockholders on September 22, 2021, which was attended in person by Brett Moyer.

Stockholder Communications with the Board

Stockholders wishing to communicate with the Board, the non-management directors, or with an individual Board member may do so by writing to the Board, to the non-management directors, or to the particular Board member, and mailing the correspondence to: c/o Brett Moyer, Chief Executive Officer, Summit Wireless Technologies, Inc., 15268 NW Greenbrier Pkwy, Beaverton, OR 97006. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed.

Board Committees

Our Board has an audit committee, a compensation committee and a nominating and corporate governance committee. Each Board committee has a charter, which is available on our website at https://ir.summitwireless.com/governance-docs. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below. As of March 9, 2022, the members of such committees are:

Audit Committee – Lisa Cummins*(1), Sriram Peruvemba and Wendy Wilson

Compensation Committee – Sriram Peruvemba*, Dr. Jeffrey M. Gilbert and Robert Tobias

Nominating and Corporate Governance Committee – Robert Tobias*, Lisa Cummins and Dr. Jeffrey M. Gilbert.

*	Indicates Committee Chair
(1)	Indicates Audit Committee Financial Expert

Audit Committee

Our Board’s audit committee (“Audit Committee”) has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Lisa Cummins, Sriram Peruvemba and Wendy Wilson. Ms. Cummins, Mr. Peruvemba and Ms. Wilson are “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Nasdaq rules. Our Board has determined that Ms. Cummins shall serve as the “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, Ms. Cummins serves as the Chairperson of the Audit Committee.

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

During 2021, the Audit Committee held four (4)virtual meetings to enable members of the then current Audit Committee, which included only two members during a portion of the year, to review and approve the filing of the Company’s Annual and Quarterly Reports.

The Audit Committee operates under a written charter adopted by the Board that satisfies the applicable standards of Nasdaq.

Compensation Committee

The members of our Board’s compensation committee (the “Compensation Committee”) are Sriram Peruvemba, Dr. Jeffrey M. Gilbert and Robert Tobias. Dr. Gilbert and Messrs. Peruvemba and Tobias are “independent” within the meaning of the Nasdaq rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. Mr. Peruvemba serves as the Chairman of our Compensation Committee.

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

In 2021, the Compensation Committee held two (2) meetings at which all of the members of the then current Compensation Committee were present.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Dr. Jeffrey M. Gilbert, Lisa Cummins and Robert Tobias. Dr. Gilbert, Ms. Cummins and Mr. Tobias are “independent” within the meaning of the Nasdaq rules. In addition, each member of our Nominating and Corporate Governance Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. The purpose of the Nominating and Corporate Governance Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Mr. Tobias serves as Chairman of our Nominating and Corporate Governance Committee.

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

In 2021, the Nominating and Corporate Governance Committee held two (2) meetings at which all of the members of the then current Nominating and Corporate Governance Committee were present.

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

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Report any failure to file reports by such dates during fiscal year 2021. During the fiscal year ended December 31, 2021, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of our officers, directors and greater than 10 percent (10%) beneficial owners listed in the table below:

Name	Number of Late Reports	Description
George Oliva	1	Mr. Oliva’s Form 4 was not filed on a timely basis
David Howitt	3	Mr. Howitt’s Form 3 and two Form 4s were not filed on a timely basis

Item 11.Executive Compensation.

Summary Compensation Table for Fiscal Years 2021 and 2020

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

						Non-Equity
Name and Principal						Incentive Plan	All Other
Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Compensation ($)	Compensation ($)	Total ($)
Brett Moyer
President and Chief	2021	$385,000	(2)	$5,075	$552,500	—	—	$942,575
Executive Officer	2020	$302,792	(3)	$8,062	$362,485	—	—	$673,339

George Oliva
Chief Financial Officer,	2021	$275,000	(4)	$2,152	$66,300	—	—	$343,452
Secretary	2020	$230,765	(5)	$9,084	$168,419	—	—	$408,267

Gary Williams
Chief Accounting Officer,	2021	$249,995	(6)	$1,017	$44,200	—	—	$295,212
VP of Finance	2020	$230,766	(7)	$4,373	$81,670	—	—	$316,809

(1)

Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award and each restricted stock units (“RSUs”) granted to the named executive officers during the fiscal years ended December 31, 2021 and 2020, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Excludes cash bonus of $19,250 earned in 2021 but which was not paid to the reporting person until January 2022.
(3)	During the year ended December 31, 2020, Mr. Moyer voluntary agreed to a reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $302,792 instead of $335,000.
(4)	Excludes cash bonus of $13,750 earned in 2021 but which was not paid to the reporting person until January 2022.
(5)	During the year ended December 31, 2020, Mr. Oliva voluntary agreed to a reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $230,765 instead of $250,000.
(6)	Excludes cash bonus of $12,500 earned in 2021 but which was not paid to the reporting person until January 2022.
(7)

During the year ended December 31, 2020, Mr. Williams voluntary agreed to a reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $230,766 instead of $250,000.

Executive Employment Agreements and Arrangements

Brett Moyer

We are party to an employment agreement with Brett Moyer, which we assumed on or about August 1, 2010 and which was amended in 2011. Pursuant to such agreement, Mr. Moyer agreed to serve as our Chief Executive Officer and President in consideration for an annual cash salary, which was set at $385,000 and $335,000 for the years ended December 31, 2021 and 2020, respectively. Mr. Moyer voluntarily agreed to accept reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $302,792 instead of $335,000. Additionally, Mr. Moyer’s target bonus was $38,500 for the fiscal year ended December 31, 2021. Mr. Moyer did not have a target bonus for the year ended December 31, 2020. For additional information on the amounts paid to Mr. Moyer during such periods, refer to the footnotes of the Summary Compensation Table above. Pursuant to Mr. Moyer’s employment agreement, if he is terminated “without cause”, as defined in such agreement, he is entitled to receive 12 months of salary and all options held will immediately vest and become exercisable. Additionally, in the event that Mr. Moyer’s contract is not renewed, he shall receive 12 months of his then current salary. Such agreement provides for incentive bonuses as determined by the Board, and employee benefits, including health and disability insurance, in accordance with our policies, and shall automatically renew for successive one-year terms, unless terminated by either party 30 days prior to the end of the then current term.

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

Mr. Oliva’s annual cash salary was set at $275,000 and $250,000 for the years ended December 31, 2021 and 2020, respectively. Mr. Oliva voluntarily agreed to accept reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $230,765 instead of $250,000. For additional information on the amounts paid to Mr. Oliva during such periods, refer to the footnotes of the Summary Compensation Table above. Additionally, Mr. Oliva’s target bonus was $27,500 for the fiscal year ended December 31, 2021. Mr. Oliva did not have a target bonus for the year ended December 31, 2020.

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

Gary Williams

We are party to an employment agreement with Gary Williams, which we assumed on or about August 1, 2010 and which was amended in 2011 and 2019. Pursuant to such agreement, Mr. Williams agreed to serve as our Executive Vice President of Finance and Chief Financial Officer in consideration for an annual cash salary, which was set at $250,000 for the years ended December 31, 2021 and 2020. Mr. Williams voluntarily agreed to accept reduced compensation between March 21, 2020 and June 26, 2020, reducing his total 2020 salary to $230,765 instead of $250,000. Mr. Williams’ target bonus was $25,000 and $37,500 for the fiscal years ended December 31, 2021 and 2020, respectively. For additional information on the amounts paid to Mr. Williams during such periods, refer to the footnotes of the Summary Compensation Table above. Pursuant to Mr. Williams’ amended employment agreement, if he is either terminated “without cause” or in the event of a “change in control”, as defined in such agreement, he is entitled to 6 months of salary, payment of prorated bonus amounts and all stock and options held will immediately vest and become exercisable. Such agreement provides for bonuses, as determined by our board of directors, and employee benefits, including health and disability insurance, in accordance with our policies and automatically renews for consecutive one-year terms, unless terminated by either party 90 days prior to the end of the then current term.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our Named Executive Officers during the years ended December 31, 2021 and 2020. We do not have any retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees. The Board may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards as of December 31, 2021

The following table provides information regarding the unexercised warrants to purchase Common Stock and stock awards held by each of our named executive officers:

	Option/Warrant Awards				Stock Awards
										Equity
										incentive
									Equity	plan
									incentive	awards:
									plan	Market or
									awards:	payout
	Number of	Number of							Number of	value of
	Securities	Securities					Market		unearned	unearned
	underlying	underlying			Number of		value of		shares,	shares,
	Unexercised	Unexercised	Option/		shares or		shares or		units or	units or
	Options and	Options	Warrant	Option/	units of		units of		other	other
	Warrants	and Warrants	Exercise	Warrant	stock that		stock that		rights that	rights that
	(#)	(#)	Price	Expiration	have not		have not		have not	have not
Name	Exercisable	Unexercisable	($/Sh)	Date	vested		vested (1)		vested (#)	vested ($)
Brett Moyer	9,058	—	$15.80	02-28-2023	9,833	(2)	$13,668	(2)	—	—
	4,630	—	$60.00	06-27-2023	96,666	(3)	$134,366	(3)
	13,889	—	$60.00	07-25-2023	250,000	(4)	$347,500	(4)

George Oliva	—	—	—	—	8,282	(5)	$11,512	(5)	—	—
					41,216	(6)	$57,290	(6)
					30,000	(7)	$41,700	(7)

Gary Williams	3,578	—	$15.80	11-30-2022	3,333	(8)	$4,633	(8)	—	—
					20,666	(9)	$28,726	(9)
					20,000	(10)	$27,800	(10)

(1) Market value based upon the closing market price of $1.39 on December 31, 2021.

(2) Mr. Moyer was granted 14,750 shares of restricted Common Stock on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(3) Mr. Moyer was granted 145,000 RSUs on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(4) Mr. Moyer was granted 250,000 shares of restricted Common Stock on March 24, 2021, which vest in equal installments on the first, second and third anniversaries of May 15, 2021.

(5) Mr. Oliva was granted 12,424 shares of restricted Common Stock on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(6) Mr. Oliva was granted 61,824 RSUs on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(7) Mr. Oliva was granted 30,000 shares of restricted Common Stock on March 24, 2021, which vest in equal installments on the first, second and third anniversaries of May 15, 2021.

(8) Mr. Williams was granted 5,000 shares of restricted Common Stock on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(9) Mr. Williams was granted 31,000 RSUs on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(10) Mr. Williams was granted 20,000 shares of restricted Common Stock on March 24, 2021, which vest in equal installments on the first, second and third anniversaries of May 15, 2021.

Equity Incentive Plans

2018 Long-Term Stock Incentive Plan of the Company (the “LTIP”)

On January 30, 2018, the Board approved the establishment of the LTIP. The LTIP is intended to enable the Company to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for the Company’s welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of Common Stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the Common Stock or derivative securitization with Common Stock underlying 8% of the Common Stock may be issued in any fiscal year. For fiscal year 2021, up to 672,180 shares of Common Stock were available for participants under the LTIP. For fiscal year 2020, up to 99,619 shares of Common Stock were initially available for participants under the LTIP. The number of shares of Common Stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP.

The January 2018 Restricted Stock Grant and the LTIP were approved by a majority of the Company’s stockholders on January 31, 2018.

2020 Stock Incentive Plan (the “2020 Plan”)

On July 27, 2020, the Board approved the establishment of the 2020 Plan and the reservation of an aggregate of 650,000 shares of Common Stock authorized for issuance under the 2020 Plan, subject to stockholder approval, which was obtained on October 20, 2020. The 2020 Plan authorizes the grant of equity-based compensation to the Company’s senior managers, employees, directors, consultants, professionals and service providers in the form of stock options, restricted stock and RSUs. All options granted under the 2020 Plan will be considered non-qualified stock options. The purpose of the 2020 Plan is to attract and retain senior managers, employees, directors, consultants, professionals and service providers who provide services to the Company, provided that such services are bona fide services that are not of a capital-raising nature during this period of unprecedented uncertainty and volatility in the COVID-19 environment and its impact on the value of the Company’s equity and grants. As of December 31, 2021, no options or restricted stock awards have been granted under the 2020 Plan while an aggregate of 647,474 RSUs have been issued under the 2020 Plan of which 438,462 remained unvested at December 31, 2021.

DIRECTOR COMPENSATION

The table below sets forth the compensation paid to our directors during the fiscal year ended December 31, 2021.

	Fees Earned
	or	Stock Awards	All Other
Director	Paid in Cash	(1)	Compensation	Total
Lisa Cummins	$15,000	$35,800	$—	$50,800	(2)
Dr. Jeffrey M. Gilbert	$10,000	$35,800	$—	$45,800	(3)
David Howitt	$—	$35,800	$—	$35,800	(4)
Helge Kristensen	$10,000	$35,800	$—	$45,800	(6)
Sriram Peruvemba	$10,000	$35,800	$—	$45,800	(5)
Robert Tobias	$10,000	$35,800	$—	$45,800	(7)
Wendy Wilson	$10,000	$34,400	$—	$44,400	(8)
Jonathan Gazdak	$—	$35,800	$—	$35,800	(9)
Michael Howse	$—	$35,800	$—	$35,800	(10)

(1) Amounts reported in this column do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award and RSU granted to the Company’s directors during the fiscal year ended December 31, 2021, as computed in accordance with FASB ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2) Ms. Cummins was granted 10,000 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of March 15, 2021.

(3) Dr. Gilbert was granted 10,000 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of March 15, 2021.

(4) Mr. Howitt joined the Board in December 2021. Mr. Howitt did not receive any compensation for his services as a Company director in 2021.

(5) Mr. Kristensen was granted 10,000 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of March 15, 2021.

(6) Mr. Peruvemba was granted 10,000 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of March 15, 2021.

(7) Mr. Tobias was granted 10,000 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of March 15, 2021.

(8) Ms. Wilson was granted 10,000 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of May 15, 2021.

(9) Mr. Jonathan Gazdak was granted 10,000 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of March 15, 2021. On May 6, 2021, Mr. Gazdak notified the Company of his decision to resign from the Board effective May 10, 2021.

(10) Mr. Howse was granted 10,000 shares of restricted Common Stock, which vest in equal installments on the first, second and third anniversaries of March 15, 2021. On August 16, 2021, Mr. Howse notified the Company of his decision to resign from the Board effective August 17, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 9, 2022, information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our voting equity securities;

•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 16,877,796 shares of Common Stock outstanding as of March 9, 2022. The percentage ownership information shown in the table excludes (i) shares of Common Stock to be issued upon exercise of warrants and pre-funded warrants to purchase an aggregate of up to 4,479,796 shares of Common Stock as of March 9, 2022 and (ii) 438,462 RSUs that have been issued but have not vested.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for or convertible into shares of Common Stock within sixty (60) days of March 9, 2022. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares of Common Stock that such person or persons has the right to acquire within sixty (60) days of March 9, 2022 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise noted below, the address for persons listed in the table is c/o Summit Wireless Technologies, Inc., 15268 NW Greenbrier Pkwy, Beaverton, OR 97006.

	Shares of	Percentage
	Common	of Common
	Stock	Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner:	Owned	Owned (1)
5% or greater stockholders:
Lind Global Macro Fund, LP (2)	1,699,326	9.99%

Directors and executive officers
Brett Moyer (3) Chief Executive Officer and Chairman	537,771	3.19%
George Oliva (4) Chief Financial Officer	221,366	1.31%
Gary Williams (5) Chief Accounting Officer and Vice President of Finance	83,479	*
Lisa Cummins (6) Director	29,334	*
Dr. Jeffrey M. Gilbert (7) Director	30,584	*
David Howitt (8) Director	12,868	*
Helge Kristensen (9) Director	37,932	*
Sriram Peruvemba (10) Director	28,417	*
Robert Tobias (11) Director	29,334	*
Wendy Wilson (12) Director	22,000	*
Directors and executive officers as a group (10 persons) (13)	1,033,085	6.11%

*Less than 1%

(1)

Percentage of total voting power represents voting power with respect to all shares of our Common Stock. Holders of Common Stock are entitled to one (1) vote per share for each share of Common Stock held by them.

(2)

The number of shares of Common Stock and percentage beneficially owned by Lind Global Macro Fund, LP (“Lind”) includes 1,566,844 shares of Common Stock, and an aggregate of up to 132,482 shares of Common Stock issuable to Lind pursuant to the following warrants in any combination as a result of the triggering of the 9.99% beneficial ownership limitation provisions in each such warrant: (i) warrants to purchase up to 227,679 shares of Common Stock issued to Lind in a private placement offering that we closed in March 2020, (ii) warrants to purchase up to 140,000 shares of Common Stock issued to Lind in an underwritten public offering that we closed in April 2020, (iii) warrants to purchase up to 260,000 shares of Common Stock issued to Lind in a private placement offering that we closed on June 8, 2020, (iv) warrants to purchase up to 275,000 shares of Common Stock issued to Lind in a private placement offering that we closed on June 11, 2020 and (v) warrants to purchase up to 38,750 shares of Common Stock issued to Lind in connection with a warrant solicitation transaction that we closed in June 2021. The number of shares of Common Stock excludes an aggregate of up to 808,947 shares of Common Stock issuable pursuant to such warrants, as a result of such beneficial ownership limitation provisions. The number of shares of Common Stock beneficially owned by Lind is based on information provided by Lind to the Company and included in Amendment No. 2 to the Schedule 13G filed by Lind with the SEC on January 26, 2022 reporting its beneficial ownership of Common Stock.

Jeff Easton is the managing member of The Lind Partners, LLC which is the manager of Lind and has sole voting control and investment discretion over the securities held by Lind. Mr. Easton disclaims beneficial ownership over such securities listed except to the extent of his pecuniary interest therein. The principal business address of Lind is 444 Madison Ave, 41st Floor, New York, NY 10022.

(3)

Includes (i) warrants to purchase up to 1,380 shares of Common Stock with exercise prices ranging from $15.80 to $60.00 per share, (ii) 264,750 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 14,750 shares) and March 15, 2021 (with respect to 250,000 shares), so long as Mr. Moyer remains in the service of the Company on each such date, and (iii) 250,000 restricted shares of Common Stock granted under the LTIP, 1/5th of which vests on September 15, 2022, and the remaining 4/5th of which vests in equal installments on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025, so long as Mr. Moyer remains in the service of the Company on each such date. Excludes 96,666 RSUs granted under the 2020 Plan, which are scheduled to vest in equal installments on the second and third anniversaries of August 15, 2020, so long as Mr. Moyer remains in the service of the Company on each such anniversary, and thus will not vest within 60 days of March 9, 2022.

(4)

Includes (i) 42,424 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 12,424 shares) and March 15, 2021 (with respect to 30,000 shares), so long as Mr. Oliva remains in the service of the Company on each such date, and (ii) 150,000 restricted shares of Common Stock granted under the LTIP, 1/5th of which vests on September 15, 2022, and the remaining 4/5th of which vests in equal installments on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025, so long as Mr. Oliva remains in the service of the Company on each such date. Excludes 41,216 RSUs, which are scheduled to vest in equal installments on the second and third anniversaries of August 15, 2020, so long as Mr. Oliva remains in the service of the Company on each such anniversary, and thus will not vest within 60 days of March 9, 2022.

(5)

Includes (i) warrants to purchase up to 179 shares of Common Stock with an exercise price of $15.80 per share, (ii) 25,000 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 5,000 shares) and March 15, 2021 (with respect to 20,000 shares), so long as Mr. Williams remains in the service of the Company on each such date, and (iii) 50,000 restricted shares of Common Stock granted under the LTIP, 1/5th of which vests on September 15, 2022, and the remaining 4/5th of which vests in equal installments on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025, so long as Mr. Williams remains in the service of the Company on each such date. Excludes 20,666 RSUs, which are scheduled to vest in equal installments on the second and third anniversaries of August 15, 2020, so long as Mr. Williams remains in the service of the Company on each such anniversary, and thus will not vest within 60 days of March 9, 2022.

(6)

Includes (i) 12,750 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 2,750 shares) and March 15, 2021 (with respect to 10,000 shares), so long as Ms. Cummins remains in the service of the Company on each such date, and (ii) 12,000 restricted shares of Common Stock granted under the LTIP, 1/5th of which vests on September 15, 2022, and the remaining 4/5th of which vests in equal installments on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025, so long as Ms. Cummins remains in the service of the Company on each such date. Excludes 6,666 RSUs, which are scheduled to vest in equal installments on the second and third anniversaries of August 15, 2020, so long as Ms. Cummins remains in the service of the Company on each such anniversary, and thus will not vest within 60 days of March 9, 2022.

(7)

Includes (i) 12,750 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 2,750 shares) and March 15, 2021 (with respect to 10,000 shares), so long as Dr. Gilbert remains in the service of the Company on each such date, and (ii) 12,000 restricted shares of Common Stock granted under the LTIP, 1/5th of which vests on September 15, 2022, and the remaining 4/5th of which vests in equal installments on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025, so long as Dr. Gilbert remains in the service of the Company on each such date. Excludes 6,666 RSUs, which are scheduled to vest in equal installments on the second and third anniversaries of August 15, 2020, so long as Dr. Gilbert remains in the service of the Company on each such anniversary, and thus will not vest within 60 days of March 9, 2022.

(8)

Includes 12,000 restricted shares of Common Stock granted under the LTIP, 1/5th of which vests on September 15, 2022, and the remaining 4/5th of which vests in equal installments on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025, so long as Mr. Howitt remains in the service of the Company on each such date. Excludes 1,900 shares of Common Stock owned by the Dennis Howitt Trust for which Mr. Howitt is the beneficiary and of which Mr. Howitt disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(9)

Includes (i) 6,667 shares of Common Stock owned indirectly by Inizio Capital, (ii) 565 shares of Common Stock owned indirectly by Hansong Technology, (iii) warrants to purchase up to 48 shares of Common Stock at an exercise price of $108.00 per share owned indirectly by Hansong Technology, (iv) warrants to purchase up to 68 shares of Common Stock at an exercise price of $108.00 per share owned indirectly by Inizio Capital. Mr. Kristensen serves as a director of Inizio Capital and as a vice president of Hansong Technology, and therefore may have voting or investment power over such shares, (v) 12,750 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 2,750 shares) and March 15, 2021 (with respect to 10,000 shares), so long as Mr. Kristensen remains in the service of the Company on each such date, and (vi) 12,000 restricted shares of Common Stock granted under the LTIP, 1/5th of which vests on September 15, 2022, and the remaining 4/5th of which vests in equal installments on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025, so long as Mr. Kristensen remains in the service of the Company on each such date. Excludes 6,666 RSUs, which are scheduled to vest in equal installments on the second and third anniversaries of August 15, 2020, so long as Mr. Kristensen remains in the service of the Company on each such anniversary, and thus will not vest within 60 days of March 9, 2022.

(10)

Consists of (i) 14,000 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 4,000 shares) and March 15, 2021 (with respect to 10,000 shares), so long as Mr. Peruvemba remains in the service of the Company on each such date, and (ii) 12,000 restricted shares of Common Stock granted under the LTIP, 1/5th of which vests on September 15, 2022, and the remaining 4/5th of which vests in equal installments on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025, so long as Mr. Peruvemba remains in the service of the Company on each such date. Excludes 4,833 RSUs, which are scheduled to vest in equal installments on the second and third anniversaries of August 15, 2020, so long as Mr. Peruvemba remains in the service of the Company on each such anniversary, and thus will not vest within 60 days of March 9, 2022.

(11)

Includes (i) 12,000 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of August 15, 2020 (with respect to 2,000 shares) and March 15, 2021 (with respect to 10,000 shares), so long as Mr. Tobias remains in the service of the Company on such date, and (ii) 12,000 restricted shares of Common Stock granted under the LTIP, 1/5th of which vests on September 15, 2022, and the remaining 4/5th of which vests in equal installments on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025, so long as Mr. Tobias remains in the service of the Company on each such date. Excludes 6,666 RSUs, which are scheduled to vest in equal installments on the second and third anniversaries of August 15, 2020, so long as Mr. Tobias remains in the service of the Company on each such anniversary, and thus will not vest within 60 days of March 9, 2022.

(12)

Consists of (i) 10,000 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the first, second and third anniversaries of May 15, 2021, so long as Ms. Wilson remains in the service of the Company on each such date, and (ii) 12,000 restricted shares of Common Stock granted under the LTIP, 1/5th of which vests on September 15, 2022, and the remaining 4/5th of which vests in equal installments on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025, so long as Ms. Wilson remains in the service of the Company on each such date.

(13)  See the information included in footnotes 3 through 12 above.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2021

Number of
Securities
Remaining
Available for
Future
Number of	Weighted	Issuance

	Securities to Be	Average	under Equity
	Issued upon	Exercise Price	Compensation
	Exercise of	of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	1,268,051
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	1,268,051

(1) Represents an aggregate of 1,265,525 shares of Common Stock available for future issuance in connection with grants of securities under the LTIP and an aggregate of 2,526 shares of Common Stock available for future issuance in connection with grants of securities under the 2020 Plan. See “Executive Compensation – Equity Incentive Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than compensation arrangements for our directors and executive officers, the following is a summary of transactions since the years ended December 31, 2021 and 2020 to which we have been a party in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest. See also “Executive Compensation” for additional information regarding compensation of related parties.

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

Helge Kristensen

Mr. Kristensen serves as vice president of Hansong Technology, an original device manufacturer of audio products based in China. For the years ended December 31, 2021 and 2020, Hansong Technology purchased modules from the Company of approximately $497,000 and $175,000, respectively, and made payments to the Company of approximately $510,000 and $163,000, respectively. For the years ended December 31, 2021 and 2020, Hansong Technology sold speaker products to the Company of approximately $1,645,000 and $214,000, respectively, and the Company made payments to Hansong Technology of approximately $1,060,000 and $366,000, respectively.

On January 6, 2021, the Company notified Nasdaq that effective January 1, 2021, Helge Kristensen, a current director of the Company and a member of the audit committee of the Board, may no longer be considered an independent director, as such term is defined in Nasdaq Listing Rule 5605(a)(2). On January 14, 2021, the Company received a letter from Nasdaq confirming that the Company is not in compliance with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605. On January 14, 2021, Mr. Kristensen was deemed to no longer be an “independent director” and resigned from the Company’s Audit Committee. On April 19, 2021, as a result of the Company’s appointment of Robert Tobias to the audit committee effective as of March 14, 2021, Nasdaq notified the Company that it determined that the Company regained compliance with Nasdaq’s audit committee requirements and the matter was closed. On May 12, 2021, as a result of the Company’s appointment of Wendy Wilson to the Company’s board of directors effective as of May 6, 2021, Nasdaq notified the Company that it determined that the Company regained compliance with Nasdaq’s independent director requirements and the matter was closed.

David Howitt

The Company is a party to a professional services agreement with Meriwether Accelerators, LLC (“Meriwether Accelerators”), dated as of January 15, 2022, pursuant to which, the Company has agreed to pay Meriweather Accelerators (i) $7,500 per month; and (ii) issue 10,000 shares of Common Stock for each partnership brought to fruition as a result of Meriwether Accelerators’ services and introduction, for up to 40,000 shares of Common Stock, which shares will have piggyback registration rights, in consideration for certain licensing services and strategic partnership collaborations to be provided by Meriwether Accelerators as set forth in such agreement. Mr. Howitt serves as founder and CEO of Meriwether, which is the manager of Meriweather Accelerators.

Significant Stockholders

On June 4, 2021, the Company and Lisa Walsh, then a significant stockholder of the Company, entered into an exchange agreement pursuant to which the Company and Ms. Walsh agreed to exchange 250,000 shares of Series A Preferred Stock held by Ms. Walsh, which were all of the outstanding shares of Series A Preferred Stock at the time, for 250,000 shares of Common Stock and a warrant to purchase up to 187,500 shares of Common Stock exercisable at $3.00 per share. On June 4, 2021, Ms. Walsh fully exercised such warrant on a cashless basis and received 79,244 shares of Common Stock. Ms. Walsh is no longer considered a significant stockholder.

Outstanding Equity Grants to Directors and Executive Officers

We have granted warrants and restricted shares to our certain of our directors and executive officers. For more information regarding the warrants and stock awards granted to our directors and named executive officers, see “Executive Compensation—Outstanding Equity Awards as of December 31, 2021.”

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. Such indemnification agreements require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Related Person Transaction Policy

Our Audit Committee considers and approves or disapproves any related person transaction as required by Nasdaq regulations. The Company’s written policies and procedures on related party transactions cover any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which: (i) the Company (or any subsidiary) is a participant; (ii) any related party has or will have a direct or indirect interest; and (iii) the aggregate amount involved (including any interest payable with respect to indebtedness) will or may be expected to exceed $120,000, except that there is no $120,000 threshold for members of the Audit Committee. A related party is any: (i) person who is or was (since the beginning of the two fiscal years preceding the last fiscal year, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director; (ii) greater than five percent (5%) beneficial owner of the Company’s common stock or any other class of the Company’s voting equity securities; or (iii) immediate family member of any of the foregoing. An immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and any person (other than a tenant or employee) sharing the same household as such person.

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

Director Independence

See “Corporate Governance—Director Independence.”

Item 14.	Principal Accountant Fees and Services.

BPM LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2021 and 2020. The following table sets forth all fees billed or to be billed for such periods:

	2021	2020
Audit fees (1)	$330,860	$383,170
Audit-related fees (2)	—	—
Tax fees (3)	23,300	21,400
All other fees	—	—
Total	$354,160	$404,570

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

(3)

“Tax fees” include fees for tax compliance. Tax compliance fees encompass a variety of permissible services, including technical tax compliance related to federal and state income tax matters, and assistance with tax audits.

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

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1)Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, the footnotes thereto, and the respective report of BPM LLP, an independent registered public accounting firm, are filed herewith.

(2)Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3)Exhibits:

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of such parties. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit No.	Description of Exhibits
2.1	Certificate of Conversion of Summit Semiconductor, Inc. (2)

2.2	Plan of Conversion of Summit Semiconductor, Inc. (2)

3.1(i)(a)	Certificate of Incorporation of Summit Semiconductor, Inc. (1)

3.1(i)(b)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (3)

3.1(i)(c)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (4)

3.1(i)(d)	Form of Certificate of Designations of the Preferences, Rights and Limitations of the Series A 8% Senior Convertible Preferred Stock (10)

3.1(i)(e)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (12)

3.1(ii)	Bylaws of Summit Semiconductor, Inc. (1)

Exhibit No.	Description of Exhibits

4.1	Form of Common Stock Certificate. (6)

4.2	Form of Common Stock Purchase Warrant issued to holders of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

4.3	Form of Amended and Restated Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes. (6)

4.4	Form of Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes. (6)

4.5	Form of Common Stock Purchase Warrant issued to holders of Series F Senior Secured 15% Convertible Notes. (1)

4.6	Form of Common Stock Purchase Warrant issued to holders of Series G 15% Original Issue Discount Senior Secured Promissory Notes in June 2018. (1)

4.7	Form of Common Stock Purchase Warrant issued to holders of Series G 20% Original Issue Discount Senior Secured Promissory Notes in July 2018. (2)

4.8	Amended and Restated Common Stock Purchase Warrant to purchase 110,000 shares of Common Stock issued to Michael Howse on December 27, 2018. (6)

4.9	Amended and Restated Common Stock Purchase Warrant to purchase 165,000 shares of Common Stock issued to Michael Howse on December 27, 2018. (6)

4.10	Form of Common Stock Purchase Warrant issued to holder of Series A 8% Senior Convertible Preferred Stock. (7)

4.11	Form of Pre-Funded Common Stock Purchase Warrant. (8)

4.12	Form of Amendment No. 1 to Series F Common Stock Purchase Warrant. (8)

4.13	Form of Common Stock Purchase Warrant, dated February 2020. (9)

4.14	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (10)

4.15	Form of Senior Secured Convertible Instrument, dated March 2020. (11)

4.16	Form of Common Stock Purchase Warrant, dated March 2020. (11)

4.17	Form of Placement Agent Warrant, dated March 2020. (11)

4.18	Form of Common Stock Purchase Warrant. (15)

4.19	Form of Common Stock Purchase Warrant. (16)

4.20	Form of Amendment to Common Stock Purchase Warrant. (17)

4.21	Form of Common Stock Purchase Warrant. (17)

4.22	Form of Common Stock Purchase Warrant. (20)

4.23	Form of Common Stock Purchase Warrant. (22)

4.24	Form of Common Stock Purchase Warrant. (23)

10.1	Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.2	Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

10.3	Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan. (1)

Exhibit No.	Description of Exhibits
10.4	Form of Indemnity Agreement by and between Summit Semiconductor, Inc., and each of its directors and executive officers. (1)

10.5	Employment Agreement between FOCUS Enhancements, Inc. and Brett Moyer, dated August 6, 2002. (1)

10.6	First Amendment to Employment Agreement by and between Summit Semiconductor, LLC and Brett Moyer, effective May 2, 2011. (1)

10.7	Executive Employment Agreement between FOCUS Enhancements, Inc. and Gary Williams, dated May 28, 2004. (1)

10.8	First Amendment to Executive Employment Agreement by and between Summit Semiconductor, LLC and Gary Williams, effective May 2, 2011. (1)

10.9	Form of Securities Purchase Agreement between Summit Semiconductor, LLC and the purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (1)

10.10	Form of Amendment to Series D Transaction Documents. (1)

10.11	Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series F Senior Secured 15% Convertible Notes. (1)

10.12	Form of Amendment to Series F Transaction Documents. (2)

10.13	Form of Series G Subscription Agreement by and among Summit Semiconductor, Inc. and the purchasers of Series G 15% Original Issue Discount Senior Secured Promissory Notes. (1)

10.14	Form of Amendment to Series G Transaction Documents. (1)

10.15	Form of Securities Purchase Agreement, dated April 18, 2019, by and among Summit Wireless Technologies, Inc. and certain purchasers of Series A 8% Senior Convertible Preferred Stock. (10)

10.16	Form of Series F Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds. (8)

10.17	Form of Series G Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds. (8)

10.18	Form of Warrant Amendment and Exercise Agreement by and between the Company and certain other holders of the Company’s common stock purchase warrants. (8)

10.19	Form of Warrant Settlement Agreement by and between the Company and certain holders of the Company’s common stock purchase warrants. (8)

10.20	Form of Warrant Settlement Agreement by and between the Company and the Medalist Funds. (8)

10.21	Form of Amended and Restated Offer Letter from Summit Wireless Technologies, Inc. to George Oliva, dated October 4, 2019. (10)

10.22	Form of Unit Purchase Agreement, dated February 4, 2020, by and among the Company and the purchaser signatory thereto. (9)

10.23	Form of Subscription Agreement, dated February 28, 2020, by and among the Company and the purchaser signatory thereto. (9)

10.24	Form of Securities Purchase Agreement, dated March 2020, by and between the Company and the investor. (11)

10.25	Form of Security Agreement, dated March 2020, by and between the Company and the investor. (11)

10.26	Form of Security Agreement, dated March 2020, by and between WiSA and the Investor. (11)

10.27	Form of Trademark Security Agreement, dated March 2020, by and between the Company and the investor. (11)

10.28	Form of Trademark Security Agreement, dated March 2020, by and between WiSA and the investor. (11)

10.29	Form of Patent Security Agreement, dated March 2020, between the Company and the investor. (11)

10.30	Form of Pledge Agreement, dated March 2020, between the Company, WiSA and the investor. (11)

Exhibit No.	Description of Exhibits
10.31	Form of Guaranty, dated March 2020. (11)

10.32	Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, by and between Wells Fargo Bank, National Association and Summit Wireless Technologies, Inc. (13)

10.33	Settlement Agreement and Release, dated May 14, 2020, by and between the Company and Alexander Capital, L.P.(14)

10.34	Leak-Out Agreement, dated May 14, 2020, by and between the Company and Alexander Capital, L.P.(14)

10.35	Placement Agency Agreement, dated June 4, 2020, by and between the Company and Maxim Group LLC. (15)

10.36	Form of Securities Purchase Agreement, dated as of June 4, 2020, by and between the Company and the investors. (15)

10.37	Placement Agency Agreement, dated June 9, 2020, by and between the Company and Maxim Group LLC. (16)

10.38	Form of Securities Purchase Agreement, dated as of June 9, 2020, by and between the Company and the investors. (16)

10.39	Form of Settlement and Release Agreement, dated November 9, 2020, by and among the Company and each holder. (17)

10.40	Form of Registration Rights Agreement, dated November 9, 2020, by and among the Company and the holders. (17)

10.41	Form of Leak-Out Agreement, dated November 9, 2020, by and between the Company and each holder. (17)

10.42	Lease Agreement by and between Portland 2 LLC and the Company, dated August 18, 2020. (17)

10.43	Summit Wireless Technologies, Inc. 2020 Stock Incentive Plan. (19)

10.44	Lease Agreement by and between Portland 2 LLC and the Company, dated August 18, 2020(17)

10.45	Form of Inducement Agreement, dated January 18, 2021, by and between the Company and certain holders. (20)

10.46	Solicitation Agreement, dated January 15, 2021, by and between the Company and Maxim Group LLC. (20)

10.47	Form of Inducement Agreement, dated January 19, 2021, by and between the Company and certain holders. (21)

10.48	Form of Exchange Agreement. (22)

10.49	Form of Inducement Agreement, dated as of June 7, 2021, by and between the Company and certain holders. (23)

10.50	Solicitation Agreement, dated June 7, 2021, by and between the Company and Maxim Group LLC. (23)

10.51	Placement Agency Agreement, dated as of July 22, 2021, by and between the Company and Maxim Group LLC. (24)

10.52	Form of Securities Purchase Agreement, dated as of July 22, 2021, by and between the Company and the investors. (24)

10.53	Equity Distribution Agreement, dated December 30, 2021, by and between the Company and Maxim Group LLC. (25)

21.1	List of Subsidiaries. (18)

23.1*	Consent of BPM LLP.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibits
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith, as applicable.

(1)Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 2, 2018.
(2)Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 23, 2018.
(3)Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) with the SEC on July 25, 2018.
(4)Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on September 14, 2018.
(5)Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 15, 2018.
(6)Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 29, 2019.
(7)Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-230952) with the SEC on April 19, 2019.
(8)Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 14, 2019.
(9)Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 3, 2020.
(10)Filed as an Exhibit to the Company’s Annual Report on Form 10-K with the SEC on March 25, 2020.
(11)Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on March 26, 2020.
(12)Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on April 8, 2020.
(13)Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on May 7, 2020.
(14)Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on May 27, 2020.
(15)Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 5, 2020.
(16)Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on June 10, 2020.
(17)Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q with the SEC on November 10, 2020.
(18)Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-239750) with the SEC on July 8, 2020.
(19)Filed as an Appendix A to the Company’s Proxy Statement on Form DEF 14A with the SEC on September 11, 2020.
(20)Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 19, 2021.
(21)Filed as an Exhibit to the Company’s Current Report on Form 8-K with the SEC on January 20, 2021.
(22)Filed as an Exhibit to the Company's Current Report on Form 8-K with the SEC on June 7, 2021.
(23)Filed as an Exhibit to the Company's Current Report on Form 8-K with the SEC on June 8, 2021.

(24)Filed as an Exhibit to the Company's Current Report on Form 8-K with the SEC on July 26, 2021.
(25)Filed as an Exhibit to the Company's Current Report on Form 8-K with the SEC on December 30, 2021.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Wireless Technologies, Inc.

Date: March 11, 2022	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2022	By:	/s/ George Oliva
George Oliva Chief Financial Officer (Principal Financial Officer)

Date: March 11, 2022	By:	/s/ Gary Williams
Gary Williams Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2022	By:	/s/ Brett Moyer
Brett Moyer
Director

Date: March 11, 2022	By:	/s/ Lisa Cummins
Lisa Cummins
Director

Date March 11, 2022	By:	/s/ Dr. Jeffrey M. Gilbert
Dr. Jeffrey M. Gilbert
Director

Date: March 11, 2022	By:	/s/ David Howitt
David Howitt
Director

Date: March 11, 2022	By:	/s/ Helge Kristensen
Helge Kristensen
Director

Date: March 11, 2022	By:	/s/ Sriram Peruvemba
Sriram Peruvemba
Director

Date: March 11, 2022	By:	/s/ Robert Tobias
Robert Tobias
Director

Date: March 11, 2022	By:	/s/ Wendy Wilson
Wendy Wilson
Director

Summit Wireless Technologies, Inc. (formerly Summit Semiconductor, Inc.) and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Summit Wireless Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Wireless Technologies, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that Summit Wireless Technologies, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, available cash and cash used in operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Jose, California
March 11, 2022

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$13,108	$7,415
Accounts receivable	214	85
Inventories	4,780	2,708
Prepaid expenses and other current assets	1,086	908
Total current assets	19,188	11,116
Property and equipment, net	162	142
Other assets	41	41
Total assets	$19,391	$11,299

Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,549	$672
Accrued liabilities	1,416	1,433
Borrowings, current position	—	179
Total current liabilities	2,965	2,284
Other liabilities	41	39
Borrowings, net of current position	—	668
Derivative liability	—	387
Warrant liability	8	8
Total liabilities	3,014	3,386

Commitments and contingencies (Note 8)

Series A 8% Senior Convertible Preferred stock, par value $0.0001; 1,250,000 shares authorized; 0 and 250,000 shares issued and outstanding as of December 31, 2021 and 2020, (liquidation preference of $0 and $1,136,000)	—	597

Stockholders' Equity:
Common stock, par value $0.0001; 200,000,000 shares authorized; 15,819,059 and 8,402,250 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	1
Additional paid-in capital	228,578	207,698
Accumulated deficit	(212,203)	(200,383)
Total stockholders' equity	16,377	7,316
Total liabilities, convertible preferred stock and stockholders' equity	$19,391	$11,299

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020

Revenue, net	$6,541	$2,404
Cost of revenue	4,677	1,977
Gross profit	1,864	427

Operating Expenses:
Research and development	5,236	4,572
Sales and marketing	4,123	2,974
General and administrative	4,016	4,168
Total operating expenses	13,375	11,714
Loss from operations	(11,511)	(11,287)

Interest expense, net	(9)	(1,397)
Change in fair value of warrant liability	—	16
Gain on forgiveness of Paycheck Protection Program loan	859	—
Other expense, net	(11)	(34)
Warrant inducement expense	(1,146)	—
Loss before provision for income taxes	(11,818)	(12,702)
Provision for income taxes	2	3
Net loss	(11,820)	(12,705)
Convertible preferred stock dividend	(34)	(80)
Deemed dividend on exchange of convertible preferred stock for common stock	(1,192)	—
Deemed dividend from warrant repricing	—	(134)
Net loss attributable to common stockholders	$(13,046)	$(12,919)
Net loss per common share - basic and diluted	$(1.05)	$(2.47)

Weighted average number of common shares used in computing net loss per common share	12,401,642	5,235,263

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 6.

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the years ended December 31, 2021 and 2020

(in thousands, except share data)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of January 1, 2020	250,000	$517	1,245,238	$—	$188,320	$(48)	$(187,678)	$594
Issuance of common stock and warrants, net of offering costs	—	—	5,931,062	1	16,155	—	—	16,156
Issuance of common stock in connection with notes payable	—	—	500	—	4	—	—	4
Issuance of common stock and warrants in connection with settlements	—	—	296,625	—	922	—	—	922
Proceeds from the exercise of prefunded warrants and common stock warrants	—	—	805,000	—	789	—	—	789
Issuance of warrants in connection with convertible notes payable	—	—	—	—	630	—	—	630
Deemed dividend from warrant down-round provision	—	—	—	—	(134)	—	—	(134)
Warrant repricing	—	—	—	—	134	—	—	134
Convertible preferred stock dividend	—	80	—	—	(80)	—	—	(80)
Stock-based compensation	—	—	128,375	—	958	—	—	958
Restricted stock awards cancelled	—	—	(4,550)	—	—	—	—	—
Change in foreign currency translation from closure of subsidiary	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(12,705)	(12,705)
Balance as of December 31, 2020	250,000	597	8,402,250	1	207,698	—	(200,383)	7,316
Issuance of common stock upon warrant exercise	—	—	3,465,495	—	8,303	—	—	8,303
Warrants issued in connection with warrant exercise	—	—	—	—	1,146	—	—	1,146
Convertible preferred stock dividend	—	34	—	—	(34)	—	—	(34)
Exchange of convertible preferred stock for common stock	(250,000)	(631)	250,000	—	1,640	—	—	1,640
Warrants issued upon exchange of preferred stock for common stock	—	—	—	—	570	—	—	570
Deemed dividend on exchange of convertible preferred stock	—	—	—	—	(1,192)	—	—	(1,192)
Stock-based compensation	—	—	974,500	—	1,346	—	—	1,346
Issuance of common stock to vendor	—	—	10,000	—	34	—	—	34
Release of vested restricted common stock	—	—	216,814	—	—	—	—	—
Registered direct offering, net of issuance costs	—	—	2,500,000	1	9,025	—	—	9,026
Issuance of warrants in exchange for services	—	—	—	—	42	—	—	42
Net loss	—	—	—	—	—	—	(11,820)	(11,820)
Balance as of December 31, 2021	—	—	15,819,059	$2	$228,578	—	$(212,203)	$16,377

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-20 reverse stock split effected in April 2020, as discussed in Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT WIRELESS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,820)	$(12,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant inducement expense	1,146	—
Forgiveness of Paycheck Protection Program loan	(859)	—
Stock-based compensation	1,346	958
Depreciation and amortization	79	66
Expense for issuance of common stock for services	34	—
Issuance of warrants in exchange for services	42	28
Amortization of debt discounts	—	1,389
Expense related to common stock issued in settlements	—	922
Change in fair value of warrant liability	—	(16)
Gain on foreign currency translation from closure of subsidiary	—	48
Changes in operating assets and liabilities:
Accounts receivable	(129)	23
Inventories	(2,072)	(42)
Prepaid expenses and other assets	(178)	89
Accounts payable	877	(882)
Accrued liabilities	26	263
Net cash used in operating activities	(11,508)	(9,859)

Cash flows from investing activities:
Purchases of property and equipment	(99)	(52)
Net cash used in investing activities	(99)	(52)

Cash flows from financing activities:
Proceeds from issuance of common stock upon warrant exercises, net of issuance costs	8,303	—
Repayment of capital lease	(29)	(9)
Proceeds from issuance of common stock, prefunded warrants and warrants, net of issuance costs	9,026	6,240
Proceeds from issuance of common stock, net of shelf offering costs	—	9,916
Proceeds from the exercise of prefunded warrants and common stock warrants	—	789
Proceeds from issuance of promissory notes	—	847
Proceeds from issuance of convertible notes payable, net of issuance costs	—	1,396
Repayment of convertible notes payable	—	(2,151)
Net cash provided by financing activities	17,300	17,028

Net increase in cash and cash equivalents	5,693	7,117
Cash and cash equivalents as of beginning of period	7,415	298
Cash and cash equivalents as of end of period	$13,108	$7,415

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$352
Cash paid for income taxes	$2	$3

Noncash Investing and Financing Activities:
Exchange of convertible preferred stock for common stock	$1,640	$—
Deemed dividend on exchange of convertible preferred stock for common stock	$(1,192)	$—
Issuance of warrants in connection with exchange of preferred stock	$570	$—
Convertible preferred stock dividend	$34	$80
Issuance of warrants in connection with convertible notes payable	$—	$630
Issuance of common stock in connection with convertible notes payable	$—	$4
Issuance of warrants in connection with common stock offerings	$—	$8,354
Deemed dividend from warrant repricing	$—	$(134)
Deferred issuance costs for public offering of common stock in accounts payable	$83	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

1.	Business and Summary of Significant Accounting Policies

Summit Wireless Technologies, Inc. (together with its subsidiaries also referred to herein as “we”, “us”, “our”, or the “Company”) was originally formed as a limited liability company in Delaware on July 23, 2010. Our business is to deliver the best-in-class immersive wireless sound technology for intelligent devices and next generation home entertainment systems through the sale of module components to audio companies as well as audio products to resellers and consumers.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated financial statements reflect the accounts of Summit Wireless Technologies, Inc. and its wholly-owned subsidiaries, Summit Wireless K.K., a Japanese corporation, which was closed in May 2020, and WiSA, LLC, a Delaware limited liability company. All intercompany balances and transactions are eliminated.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and sometimes requires full or partial payment in advance of shipping. As of December 31, 2021 and December 31, 2020, there was no allowance for doubtful accounts. As of December 31, 2021, the Company had two customers accounting for 35%, and 27% of accounts receivable. As of December 31, 2020, the Company had three customers accounting for 36%, 31% and 15% of accounts receivable. The Company had three customers accounting for 27%, 17% and 14% of its net revenue for the year ended December 31, 2021. The Company had three customers accounting for 43%, 10% and 10% of its net revenue for the year ended December 31, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

1.	Business and Summary of Significant Accounting Policies, continued

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and are generally not interest bearing. The Company reviews its trade receivables aging to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends and changes to customers’ financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The carrying value of the Company’s borrowings and capital lease liabilities approximates fair value based upon borrowing rates currently available to the Company for loans and capital leases with similar terms.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of December 31, 2021 and 2020, the Company had capitalized $83,000 and $0, respectively, of deferred offering costs in prepaid expenses and other current assets on the consolidated balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

1.	Business and Summary of Significant Accounting Policies, continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

1.	Business and Summary of Significant Accounting Policies, continued

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

Revenue Recognition

The Company generates revenue primarily from two product categories which include the sale of Consumer Audio Products as well as the sale of Components The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company considers customer purchase orders to be the contracts with a customer. Revenues, net of expected discounts, are recognized when the performance obligations of the contract with the customer are satisfied and when control of the promised goods are transferred to the customer, typically when products, which have been determined to be the only distinct performance obligations, are shipped to the customer. Expected costs of assurance warranties and claims are recognized as expense.

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

During the years ended December 31, 2021 and 2020, net revenue consisted of the following:

	For The Fiscal Year Ended December 31,
(in thousands)	2021	2020
Components	$5,504	$2,263
Consumer Audio Products	1,037	141
Total	$6,541	$2,404

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

1.	Business and Summary of Significant Accounting Policies, continued

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of December 31, 2021 and 2020.

	December 31,	December 31,
(in thousands)	2021	2020
Contract liabilities	$—	$373
During the year ended December 31, 2021, the Company recognized $373,000 of revenue that was included in the contract balances as of December 31, 2020.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

1.	Business and Summary of Significant Accounting Policies, continued

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the years ended December 31, 2021 and 2020 are $688,000 and $334,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2021 and 2020, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the consolidated statements of operations in other expense, net and were not material for the years ended December 31, 2021 and 2020.

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

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, Series A 8% Senior Convertible Preferred Stock, (“Series A Preferred Stock”), warrants exercisable for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities.

For the year ended December 31, 2021, warrants to purchase 4,489,721 shares of common stock, 728,255 shares of restricted stock, 303,542 shares of restricted stock issued under an inducement grant and 438,462 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive. For the year ended December 31, 2020, warrants to purchase 7,314,102 shares of common stock, 87,169 shares of restricted stock, 626,974 restricted stock units and 250,000 shares of convertible preferred stock have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

1.	Business and Summary of Significant Accounting Policies, continued

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of December 31, 2021 and 2020. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2021 and 2020, the Company recognized no interest and penalties.

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

In August 2020, the FASB issued ASU 2020-06 “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. As an emerging growth company, the Company is allowed to adopt the accounting pronouncement at the same time as non-public business entities. As a result, the Company will adopt the update for its fiscal year beginning after December 15, 2023. The Company is evaluating the impact of this standard on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

1.	Business and Summary of Significant Accounting Policies, continued

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the early recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 requires the use of a transition model that will result in the earlier recognition of allowances for losses. The new standard is effective for fiscal years beginning after December 15, 2022. Management is currently evaluating the new standard and its possible impact on the Company’s consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

2.	Going Concern

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of December 31, 2021, the Company had cash and cash equivalents of $13.1 million and reported net cash used in operations of $11.5 million during the year ended December 31, 2021. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its initial public offering (“IPO”), and proceeds from the exercise of warrants to purchase common stock and the sale of convertible notes. The Company also obtained a loan of $847,000, pursuant to the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, but the use of funds from such loan, by its terms, was limited to making payroll payments to our employees and other permitted purposes relating to the operation of our business. (See Note 4 – Borrowings – Payroll Protection Program Note Agreement.) Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

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

3.	Balance Sheet Components

Inventories (in thousands):

	December 31,	December 31,
	2021	2020

Raw materials	$2,057	$1,872
Work in progress	1,403	283
Finished goods	1,320	553
Total inventories	$4,780	$2,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

3.	Balance Sheet Components, continued

Property and equipment, net (in thousands):

	December 31,	December 31,
	2021	2020

Machinery and equipment	$965	$866
Tooling	11	11
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	40	40
	1,120	1,021
Less: Accumulated depreciation and amortization	(958)	(879)
Property and equipment, net	$162	$142

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $79,000 and $66,000, respectively. The cost and accumulated depreciation of assets acquired under capital lease included in machinery and equipment in the above table as of December 31, 2021 and  2020 were $32,000 and $72,000, respectively.

Accrued liabilities (in thousands):

	December 31,	December 31,
	2021	2020

Accrued vacation	$385	$328
Accrued rebate	356	326
Accrued compensation	231	84
Accrued audit fees	191	161
Customer advances	—	373
Accrued other	253	161
Total accrued liabilities	$1,416	$1,433

4.	Borrowings

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

During the years ended December 31, 2021 and 2020, the Company recognized $0 and $20,000, respectively, of interest expense from amortization of debt discounts related to the Funding Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

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

On April 29, 2020, the outstanding debt of $2,040,000, owed to the Investor pursuant to the March 2020 Note, was fully repaid. During the years ended December 31, 2021 and 2020, the Company recognized $0 and $1,369,000 of interest expense from the amortization of debt discounts as a result of the passage of time and the payoff of the March 2020 Note.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for qualifying expenses. During the third quarter of 2021, the Company received full loan forgiveness for obligations related to the PPP loan. The Company accounted for the PPP loan as debt, and the loan forgiveness was accounted for as a debt extinguishment. The amount of loan and interest forgiven totaling $859,000, was recognized as a gain upon debt extinguishment and was reported in the accompanying consolidated statements of operations for year ended December 31, 2021.

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

For the years ended December 31, 2021 and 2020

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 by level within the fair value hierarchy, are as follows:

(in thousands)	December 31, 2021
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$—	$—	$8

(in thousands)	December 31, 2020
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$—	$—	$387
Warrant liability	$—	$—	$8

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2021 or 2020.

Derivative Liability

As of December 31, 2021, the Company no longer has a derivative liability. The Series A Preferred Stock was exchanged for common stock and warrants during the year ended December 31, 2021, thereby eliminating the conversion feature which gave rise to the derivative. Prior to the exchange, the Company had measured the fair value of the derivative by estimating the fair value of the Series A Preferred Stock as if conversion occurred at the end of the reporting period. The Company calculated the value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days constrained by the specified floor price of $30.00. The fair value of the derivative liability as of December 31, 2020 was $387,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

5.	Fair Value Measurements, continued

Warrant Liability

The following table includes a summary of changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

	For The Year Ended December 31,
(in thousands)	2021	2020

Beginning balance	$8	$24
Additions	—	—
Change in fair value	—	(16)
Ending balance	$8	$8

The changes in fair value of the warrant liability are recorded in change in fair value of warrant liability in the consolidated statements of operations.

6.	Convertible Preferred Stock and Stockholders’ Equity

Reverse Stock Split

On March 31, 2020, the Company held a special meeting of its stockholders, at which its stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of common stock at a specific ratio within a range from one-for-four to one-for-twenty, and to grant authorization to the board of directors to determine, in its sole discretion, the specific ratio and timing of the reverse stock split. On April 9, 2020, a 1-for-20 reverse stock split was effected and the consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the reverse stock split. The par value of the common stock and the Series A Preferred Stock outstanding and its par value were not adjusted for the reverse stock split. The common stock began trading on a split-adjusted basis on that day under the new CUSIP number 86633R 203.

Series A Preferred Stock

On April 18, 2019, we entered into a Securities Purchase Agreement, dated as of April 18, 2019, with Lisa Walsh (the “Preferred SPA”), pursuant to which we issued 250,000 shares of our Series A Preferred Stock, par value $0.0001 per share, which shares did have a stated value of $4.00, grant holders the same voting rights as holders of our shares of common stock, and were convertible into shares of our common stock at price of $80.00 per share, subject to a floor price of $30.00 and to adjustment under our Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock, in consideration for $1,000,000 (the “Initial Tranche”). The Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5 million. In connection with the Initial Tranche, the Company also issued to Ms. Walsh a warrant to purchase 12,756 shares of our common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

As of December 31, 2021, the Company no longer has a derivative liability or any preferred stock outstanding, as all outstanding shares of Series A Preferred Stock were exchanged for 250,000 shares of common stock and warrants to purchase up to 187,500 shares of Common Stock during the year ending December 31, 2021. On June 4, 2021, the Company and Lisa Walsh (the “Investor”) entered into an exchange agreement pursuant to which the Company effected such exchange of securities with the Investor. In connection with exchange agreement the Company recorded a deemed dividend of $1,192,000.

As of December 31, 2021, there are 1,250,000 shares of preferred stock authorized, but there are no shares issued or outstanding.

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

Acceleration of Vesting of Restricted Stock

On July 27, 2020, the Company fully accelerated the vesting terms of 39,429 outstanding shares of restricted common stock that had been previously awarded under the LTIP and 7,500 outstanding shares of restricted common stock that had been previously awarded outside the LTIP to Mr. Oliva, such that all such stock awards were considered fully vested as of July 27, 2020. In connection with the acceleration of such vesting terms, the Company recorded a stock based compensation charge of $649,000 and recorded a bonus expense of $57,000, as the Company paid the payroll taxes imposed on the holders of such awards. The intrinsic value of the 7,500 shares when released was approximately $17,000.

A summary of activity related to restricted stock awards (excluding the deferred shares) for the years ended December 31, 2021 and 2020 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2020	47,146	$19.56
Granted	102,669	$2.41
Vested	(58,096)	$15.69
Forfeited	(4,550)	$13.48
Non-vested as of December 31, 2020	87,169	$2.26
Granted	676,900	$3.53
Vested	(30,864)	$2.31
Forfeited	(4,950)	$3.08
Non-vested as of December 31, 2021	728,255	$3.43

As of December 31, 2021, the unamortized compensation costs related to the unvested restricted stock awards was approximately $1,815,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years.

For the year ended December 31, 2021, 30,864 shares of restricted stock issued under the LTIP, were released with an intrinsic value of approximately $97,000. For the year ended December 31, 2020, 50,596 shares of restricted stock were released with an intrinsic value of approximately $116,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

On September 13, 2021, the Company issued 310,000 shares of restricted common stock to Eric Almgren, the Company’s new Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). Such shares were issued outside the Company’s LTIP and 2020 Stock Plan. In accordance with the September 2021 Inducement Grant, 77,500 shares will vest monthly over a period of 36 months and the remaining 232,500 will vest in 77,500 increments, upon the achievement of certain company milestones related to the volume weighted average closing price per share of the Company’s common stock, as reported on NASDAQ, for the ten (10) consecutive days in which thresholds of the Company’s market capitalization of $75 million, $100 million and $150 million are achieved. The September 2021 Inducement Grant has been valued with an approximate value of $772,000 and will be amortized over 36 months. As of December 31, 2021, the unamortized compensation costs related to the unvested September 2021 Inducement Grant was approximately $696,000 which is to be amortized on a straight-line basis over a period of approximately 2.7 years. The Company recorded stock based compensation of $76,000 for the year ended December 31, 2021.

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

A summary of activity related to restricted stock units under the Company’s 2020 Stock Plan for the years ended December 31, 2021 and 2020 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1,2020	—	$—
Granted	637,824	$2.29
Vested	—	$—
Forfeited	(10,850)	$(2.27)
Non-vested as of December 31, 2020	626,974	$2.29
Granted	20,500	$3.81
Vested	(209,012)	$2.44
Forfeited	—	$—
Non-vested as of December 31, 2021	438,462	$2.28

As of December 31, 2021, the unamortized compensation costs related to the unvested restricted stock units was approximately $916,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years.

For the year ended December 31, 2021, 209,012 shares of restricted stock units were released under the 2020 Stock Plan with an intrinsic value of approximately $661,000. For the year ended December 31, 2020, no shares of restricted stock units were released.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

On December 30, 2021, the Company entered into an “at-the-market” equity distribution agreement (the “Sales Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $4,500,000 from time to time through Maxim.

Any sales of shares of common stock pursuant to the Sales Agreement will be made pursuant to a shelf registration statement on Form S-3. As of December 31, 2021, no shares had been sold under the Sales Agreement.

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

Warrants for Common Shares

The Company has issued warrants to purchase common shares to employees and consultants as compensation for services rendered, as well as, in conjunction with the purchase of common shares in equity and debt transactions. A summary of the warrant activity and related information for the years ended December 31, 2021 and 2020 is provided as follows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

In January 2021, pursuant to the Company’s solicitation of certain warrant holders, such warrant holders agreed to exercise warrants to purchase an aggregate of 1,221,675 shares of common stock for net proceeds of approximately $2.9 million. In consideration for their exercise of these warrants, for cash, the exercising holders were issued new warrants to purchase up to an aggregate of 305,419 shares of common stock, at an exercise price of $4.20 per share, which are exercisable for a period of five years. The grant date fair value of those warrants was $567,000, which was recorded as warrant inducement expense and an increase to additional paid-in capital on the accompanying consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $3.85; expected dividend yield of 0.0%; expected volatility of 60.1%; risk-free interest rate of 0.45% and expected life of 5.0 years.

On April 18, 2019, the Company entered into a Securities Purchase Agreement with an existing shareholder, Lisa Walsh (the “Investor”), pursuant to which the Company issued 250,000 shares of our Series A 8% Convertible Preferred Stock (the “Original Securities”). On June 4, 2021, the Company and the Investor entered into that an exchange agreement pursuant to which the Company exchanged with the Investor the Original Securities held by the investor for: (i) 250,000 shares of common stock and (ii) warrants to purchase up to 187,500 shares of Common Stock. The warrants will be exercisable for a period of five (5) years and four (4) months. The exercise price with respect to the warrants is $3.00 per share. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. The grant date fair value of those warrants was $570,000, which was recorded as loss on exchange of preferred stock and an increase to additional paid-in capital on the accompanying consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $4.77; expected dividend yield of 0.0%; expected volatility of 60.7%; risk-free interest rate of 0.78% and expected life of 5.4 years.

In June 2021, pursuant to the Company’s solicitation of certain warrant holders, such warrant holders agreed to exercise warrants to purchase an aggregate of 1,000,000 shares of common stock for net proceeds of approximately $2.3 million. In consideration for their exercise of these warrants, for cash, the exercising holders were issued new warrants to purchase up to an aggregate of 250,000 shares of common stock, at an exercise price of $4.46 per share, which are exercisable for a period of five years. The grant date fair value of those warrants was $579,000, which was recorded as warrant inducement expense and an increase to additional paid-in capital on the accompanying consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $4.50; expected dividend yield of 0.0%; expected volatility of 60.7%; risk-free interest rate of 0.77% and expected life of 5.0 years.

In December 2021, the Company granted a warrant to purchase up to 25,000 shares of common stock to Lippert/Heilshorn Associates Inc. The warrant has an exercise price of $1.52 per share and are fully vested. The fair value of the warrant at issuance was $21,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.49, expected dividend yield 0%, expected volatility 67%, risk-free interest rate 1.19% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

In December 2021, the Company granted a warrant to purchase up to 15,000 shares of common stock to Marketing by Design LLC. The warrant has an exercise price of $1.52 per share and are fully vested. The fair value of the warrant at issuance was $12,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $1.49, expected dividend yield 0%, expected volatility 67%, risk-free interest rate 1.19% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

During the year ended December 31, 2021, warrant holders exercised 3,465,495 warrants to purchase common stock, for net proceeds of approximately $8,303,000. Warrants exercisable as of December 31, 2021 exclude a warrant to purchase 10,000 shares of common stock issued to a marketing consulting firm. Such warrant will vest in two tranches upon the achievement of certain milestones. Additionally, warrants to purchase 20,722 shares of common stock which are shown above with a price of $15.80 are Pre-Funded Warrants under which the holder must only pay $0.20 per share to complete the exercise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

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

*Weighted Average

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

7.	Income Taxes

The domestic and foreign components of loss before provision for income taxes for the years ended December 31, 2021 and 2020 were as follows:

(in thousands)	2021	2020
Domestic	$(11,818)	$(12,702)
Foreign	—	—
Total	$(11,818)	$(12,702)

The following represent components of the income tax expense for the years ended December 31, 2021 and 2020:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2021	2020
Current:
Federal	$—	$—
State	2	3
Foreign	—	—
Total current provision for income taxes	$2	$3
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred provision for income taxes	—	—
Total	$2	$3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

7.	Income Taxes, continued

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2021 and 2020 are presented below:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$13,846	$10,560
Accruals and reserves	142	104
Amortization of intangible assets	1,283	1,635
Other	355	209
Gross deferred tax assets	15,626	12,508
Valuation allowance	(15,564)	(12,449)
Total deferred tax assets	62	59
Deferred tax liabilities:
Prepaid expenses	(62)	(59)
Total deferred tax liabilities	(62)	(59)
Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is “more-likely-than-not” that the deferred tax assets will be realized; accordingly, a full valuation allowance was maintained, and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $3,115,000 and $3,067,000 during the years ended December 31, 2021 and 2020, respectively.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act includes provisions relating to refundable payroll tax credits, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. On December 21, 2020, the U.S. Congress passed the Consolidation Appropriations Act, 2021 (the “CAA Act”). The tax provisions under the CARES Act and CAA Act, do not have a material impact on the consolidated financial statements given the existence of a full valuation allowance.

The CARES Act established the Paycheck Protection Program (the “PPP Loan”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP Loan. On May 3, 2020, the Company received the PPP loan from Wells Fargo Bank. During the third quarter of 2021, the full amount of the PPP Loan was forgiven. The CARES Act specifically requires taxpayers to exclude canceled indebtedness from gross income, and, accordingly, the debt forgiveness amount was treated as nontaxable.

On June 29, 2020, California Assembly Bill 85 (“AB 85”) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023.  The Company does not expect the suspension of net operating losses to have a significant impact on the consolidated financial statements.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $49,696,000. The federal net operating loss carryforwards will carryforward indefinitely but are subject to the 80% taxable income limitation.

As of December 31, 2021, the Company had state net operating loss carryforwards of $48,847,000, which will begin to expire in 2038.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

7.	Income Taxes, continued

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

Provision for income taxes for the years ended December 31, 2021 and 2020 differed from the amounts computed by applying the statutory federal income tax rate of 21% to the loss before provision for income taxes as a result of the following:

	Year Ended December 31,
	2021	2020
Effective tax rate reconciliation:
Income tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	—	—
Other permanent differences	(0.8)	(3.6)
Change in valuation allowance	(20.2)	(17.4)
Provision for income taxes	—%	—%

Tax positions are evaluated in a two-step process. The Company first determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not” recognition threshold it is then measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2021 and 2020 is zero.

The Company has not incurred any material tax interest or penalties as of December 31, 2021. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2018 through 2021 remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2021 and 2020, the Company has not accrued any penalties or interest related to uncertain tax positions.

8.	Commitments and Contingencies

Operating Leases

The Company rented its Beaverton, Oregon office under an operating lease, which expired on October 31, 2020. Under the terms of the lease, the Company was responsible for taxes, insurance and maintenance expense. The Company recognized rent expense on a straight-line basis over the lease period.

On August 18, 2020, the Company signed a new operating lease that began on November 1, 2020, to rent office space in Beaverton Oregon. The new lease expires on January 31, 2024. The following are the annual minimum lease payments for the years ending December 31, 2022 through December 31, 2024: $153,000, $173,000, and $15,000.

Rent expense for the years ended December 31, 2021 and 2020 was $236,000 and $332,000, respectively.

Capital Leases

During August 2020, the Company entered into a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

8.	Commitments and Contingencies, continued

Future minimum lease commitments for the capital lease as of December 31, 2021 are as follows:

(in thousands)
Payments due in:
Year ending December 31, 2022	$26
Year ending December 31, 2023	15
Total minimum lease payments	41
Less: Amounts representing interest	(2)
Present value of capital lease obligations	39
Less: Current portion of capital lease liabilities	24
Other liabilities	$15

Obligations under the capital lease are included in accrued liabilities and other liabilities on the consolidated balance sheets.

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

Jonathan Gazdak

Mr. Gazdak is Managing Director – Head of Investment Banking for Alexander Capital, L.P., an investment banking firm based in New York. Mr. Gazdak was a member of the board of directors from June 2015 to May 10, 2021, and is no longer considered a related party as of May 10, 2021. Alexander Capital, L.P. acted as the lead investment bank in a number of the Company’s private financings and as an underwriter for the Company’s IPO. As of December 31, 2021 and 2020, Mr. Gazdak owned less than 1% of the outstanding shares of the Company’s common stock.

On February 6, 2020, the Company entered into a placement agency agreement with Alexander Capital, L.P. in connection with an offering by the Company of up to an aggregate of $835,000 of the Company’s securities, pursuant to which Alexander Capital, L.P. was paid cash fees of $83,000 and pursuant to which the Company issued to Alexander Capital, L.P. a warrant to purchase up to 4,553 shares of common stock. Such warrant is exercisable at a per share price of $8.80 and is exercisable at any time during the five-year period commencing on the date of issuance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

9.	Related Parties, continued

For the years ended December 31, 2021 and 2020, Hansong Technology purchased modules from the Company of approximately $497,000 and $175,000, respectively, and made payments to the Company of approximately $510,000 and $163,000, respectively. At December 31, 2021 and 2020, Hansong Technology owed the Company approximately $0 and $13,000, respectively.

For the years ended December 31, 2021 and 2020, Hansong Technology sold speaker products to the Company of approximately $1,645,000 and $214,000, respectively, and the Company made payments to Hansong Technology of approximately $1,060,000 and $366,000, respectively. At December 31, 2021 and 2020, the Company owed Hansong Technology approximately $790,000 and $205,000, respectively.

As of December 31, 2021 and 2020, affiliates of Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

10.	Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the years ended December 31, 2021 and 2020 was as follows:

	For the year ended
	December 31,
(in thousands)	2021	2020
Asia Pacific	$4,829	$1,850
North America	1,157	240
Europe	555	314
Total	$6,541	$2,404

Substantially all of our long-lived assets are located in the United States.