Form 10-Q
period 2022-03-31
WISA TECHNOLOGIES, INC.
filed 2022-05-11
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 001-38608

WISA Technologies, Inc.

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2022 is 16,883,464.

WISA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets	(unaudited)	(1)

Current Assets:
Cash and cash equivalents	$9,061	$13,108
Accounts receivable	243	214
Inventories	6,227	4,780
Prepaid expenses and other current assets	981	1,086
Total current assets	16,512	19,188
Property and equipment, net	231	162
Operating lease right-of-use asset	188	—
Other assets	41	41
Total assets	$16,972	$19,391

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,100	$1,549
Accrued liabilities	1,727	1,416
Total current liabilities	3,827	2,965
Other liabilities	151	41
Warrant liability	8	8
Total liabilities	3,986	3,014

Commitments and contingencies (Note 8)
Series A 8% Senior Convertible Preferred stock, par value $0.0001; 1,250,000 shares authorized; 0 shares outstanding as of March 31, 2022 and December 31, 2021, respectively (liquidation preference of $0)	—	—
Stockholders’ Equity:
Common stock, par value $0.0001; 200,000,000 shares authorized; 16,883,464 and 15,819,059 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	229,058	228,578
Accumulated deficit	(216,074)	(212,203)
Total stockholders’ equity	12,986	16,377
Total liabilities, convertible preferred stock and stockholders’ equity	$16,972	$19,391
(1)	The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2022 and 2021

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue, net	$566	$1,153
Cost of revenue	504	858
Gross profit	62	295

Operating Expenses:
Research and development	1,537	1,173
Sales and marketing	1,300	874
General and administrative	1,126	968
Total operating expenses	3,963	3,015
Loss from operations	(3,901)	(2,720)

Interest expense	(1)	(3)
Other expense	(2)	(2)
Warrant inducement expense	—	(567)
Loss before provision for income taxes	(3,904)	(3,292)
Provision for income taxes	—	—
Net loss	(3,904)	(3,292)
Convertible preferred stock dividend	—	(20)
Net loss attributable to common stockholders	$(3,904)	$(3,312)
Net loss per common share - basic and diluted	$(0.26)	$(0.33)
Weighted average number of common shares used in computing net loss per common share	14,828,888	9,979,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2022 and 2021

(in thousands, except share and per share data)

(unaudited)

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2021	—	—	15,819,059	$2	$228,578	—	$(212,203)	$16,377
ASC 842 adoption adjustment	—	—	—	—	—	—	33	33
Stock-based compensation	—	—	1,067,400	—	480	—	—	480
Release of vested restricted common stock	—	—	5,668	—	—	—	—	—
Restricted stock awards cancelled	—	—	(8,663)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,904)	(3,904)
Balance as of March 31, 2022	—	—	16,883,464	$2	$229,058	$—	$(216,074)	$12,986

						Accumulated
						Other		Total
	Convertible Preferred Stock		Common Shares		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance as of December 31, 2020	250,000	597	8,402,250	$1	$207,698	$—	$(200,383)	$7,316
Issuance of common stock upon warrant exercise	—	—	2,086,251	—	5,095	—	—	5,095
Warrants issued in connection with warrant exercise	—	—	—	—	567	—	—	567
Convertible preferred stock dividend	—	20	—	—	(20)	—	—	(20)
Stock-based compensation	—	—	643,700	—	254	—	—	254
Release of vested restricted common stock	—	—	352	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,292)	(3,292)
Balance as of March 31, 2021	250,000	617	11,132,553	$1	$213,594	$—	$(203,675)	$9,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2022 and 2021

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,904)	$(3,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant inducement expense	—	567
Stock-based compensation	480	254
Depreciation and amortization	29	19
Changes in operating assets and liabilities:
Accounts receivable	(29)	(58)
Inventories	(1,447)	(588)
Prepaid expenses and other assets	105	(506)
Accounts payable	551	467
Accrued liabilities	196	366
Other liabilities	(15)	—
Net cash used in operating activities	(4,034)	(2,771)

Cash flows from investing activities:
Purchases of property and equipment	(7)	(26)
Net cash used in investing activities	(7)	(26)

Cash flows from financing activities:
Proceeds from issuance of common stock upon warrant exercises, net of issuance costs	—	5,095
Repayment of capital lease	(6)	(6)
Net cash (used in) provided by financing activities	(6)	5,089

Net (decrease) increase in cash and cash equivalents	(4,047)	2,292
Cash and cash equivalents as of beginning of period	13,108	7,415
Cash and cash equivalents as of end of period	$9,061	$9,707

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1

Noncash Investing and Financing Activities:
Convertible preferred stock dividend	$—	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

1.    Business and Summary of Significant Accounting Policies

WiSA Technologies, Inc formerly known as Summit Wireless Technologies, Inc. (together with its subsidiaries also referred to herein as “we”, “us”, “our”, or the “Company”) was originally formed as a limited liability company in Delaware on July 23, 2010. Our business is to deliver the best-in-class immersive wireless sound technology for intelligent devices and next generation home entertainment systems through the sale of module components to audio companies as well as audio products to resellers and consumers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (“Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of operations and cash flows. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition as necessary, and sometimes requires partial payment in advance of shipping. As of March 31, 2022 and December 31, 2021, there was no allowance for doubtful accounts. As of March 31, 2022, the Company had four customers accounting for 34%, 23%, 18% and 10% of accounts receivable. As of March 31, 2021, the Company had four customers accounting for 33%, 30%, 16% and 11% of accounts receivable. As of December 31, 2021, the Company had two customers accounting for 35%, and 27% of accounts receivable. The Company had three customers accounting for 36%, 25% and 16% of its net revenue for the three months ended March 31, 2022. The Company had five customers accounting for 37%, 12%, 12%, 11% and 11% of its net revenue for the three months ended March 31, 2021.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of March 31, 2022 and 2021, the Company had capitalized $125,000 and $0, respectively, of deferred offering costs in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

1.    Summary of Significant Accounting Policies, continued

In an equity-classified freestanding financial instrument, as of the date that a down round feature is triggered, the Company measures the fair value of the instrument without the down round feature (that is, before the strike price is reduced) and the fair value of the financial instrument with a strike price that reflects the adjustment from the down round. The incremental difference in the fair value is recorded a deemed dividend. As the Company has an accumulated deficit, the deemed dividend is recorded as a reduction of additional paid-in capital in the condensed consolidated balance sheet. The Company increases the net loss available to common stockholders by the amount of the deemed dividend.

Product Warranty

The Company’s products are generally subject to a one-year warranty, which provides for the repair, rework, or replacement of products (at the Company’s option) that fail to perform within the stated specification. The Company has assessed its historical claims and, to date, product warranty claims have not been significant. The Company will continue to assess if there should be a warranty accrual going forward.

Revenue Recognition

The Company generates revenue primarily from two product categories which include the sale of Consumer Audio Products as well as the sale of Components. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company considers customer purchase orders to be the contracts with a customer. Revenues, net of expected discounts, are recognized when the performance obligations of the contract with the customer are satisfied and when control of the promised goods are transferred to the customer, typically when products, which have been determined to be the only distinct performance obligations, are shipped to the customer. Expected costs of assurance warranties and claims are recognized as expense.

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

During the three months ended March 31, 2022 and 2021, net revenue consisted of the following:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Components	$301	$990
Consumer Audio Products	265	163
Total	$566	$1,153

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

1.    Summary of Significant Accounting Policies, continued

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the condensed consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of March 31, 2022 and December 31, 2021.

(in thousands)

	March 31,	December 31,
	2022	2021
Contract liabilities	$265	$—

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

1.    Summary of Significant Accounting Policies, continued

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three months ended March 31, 2022 and 2021 were $171,000 and $132,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2022 and 2021, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three months ended March 31, 2022 and 2021.

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

For the three months ended March 31, 2022, warrants to purchase 4,474,303 shares of common stock, 1,568,725 shares of restricted stock, 297,083 shares of restricted stock issued under an inducement grant and 427,391 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive. For the three months ended March 31, 2021, warrants to purchase 5,530,600 shares of common stock, 250,000 shares of convertible preferred stock, 730,869 shares of restricted stock awards and 643,974 shares of restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Recently Adopted Accounting Pronouncements.

Adoption of ASC 842

The Company adopted FASB’s ASU No. 2016-02, Leases (“Topic 842”), as of January 1, 2022, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and the Company elected the hindsight practical expedient to determine the lease term for existing leases.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

1.    Summary of Significant Accounting Policies, continued

Adoption of the new standard resulted in the recording of operating lease right-of-use assets of $212,000 and lease liabilities of $327,000, as of January 1, 2022. In addition, the new standard resulted in the recording of an additional $90,000 of property and equipment and the reversal of $58,000 of deferred rent and lease incentive as required under the new standard. The standard did not have an impact on our consolidated results of operations or cash flows. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The effect of the changes made to our consolidated January 1, 2022 balance sheet for the adoption of the new lease standard was as follows (in thousands):

	Balance as of	Adjustments	Balance as of
	December 31, 2021	Due to ASC 842	January 1, 2022
Operating lease right-of-use assets	$—	$212	$212
Property and equipment, net	162	90	252
Total assets	$19,391	$302	$19,693
Operating lease liabilities, current	$—	$148	$148
Operating lease liabilities, non-current	$—	$179	$179
Deferred rent and lease incentive	$58	$(58)	$—
Total liabilities	$3,014	$269	$3,283
Accumulated deficit	$(212,203)	$33	$(212,170)
Total stockholders’ equity	$16,377	$33	$16,410
Total liabilities and stockholders’ equity	$19,391	$302	$19,693

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. As an emerging growth company, the Company is allowed to adopt the accounting pronouncement at the same time as non-public business entities. As a result, the Company will adopt the update for its fiscal year beginning after December 15, 2023. The Company is evaluating the impact of this standard on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the early recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 requires the use of a transition model that will result in the earlier recognition of allowances for losses. The new standard is effective for fiscal years beginning after December 15, 2022. Management is currently evaluating the new standard and its possible impact on the Company’s condensed consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

2.     Going Concern

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of March 31, 2022, the Company had cash and cash equivalents of $9.1 million and reported net cash used in operations of $4.0 million during the three months ended March 31, 2022. In December 2021, the Company entered into an “at-the-market” sales agreement with Maxim Group LLC (the “Agent”), pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $4.5 million through the Agent. As of March 31, 2022, the Company has not sold any shares of common stock under the ATM Program. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

3.    Balance Sheet Components

Inventories (in thousands):

	March 31,	December 31,
	2022	2021

Raw materials	$1,915	$2,057
Work in progress	1,186	1,403
Finished goods	3,126	1,320
Total inventories	$6,227	$4,780

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

3.    Balance Sheet Components, continued

Property and equipment, net (in thousands):

	March 31,	December 31,
	2022	2021

Machinery and equipment	$963	$965
Tooling	11	11
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	127	40
	1,205	1,120
Less: Accumulated depreciation and amortization	(974)	(958)
Property and equipment, net	$231	$162

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $29,000 and $19,000, respectively.

The cost and accumulated depreciation of assets acquired under finance lease included in machinery and equipment in the above table as of March 31, 2022 were $72,000 and $38,000 respectively.

Accrued liabilities (in thousands):

	March 31,	December 31,
	2022	2021

Accrued vacation	$420	$385
Accrued rebate	346	356
Customer advances	265	—
Accrued compensation	238	231
Operating lease liabilities	146	—
Accrued audit fees	79	191
Accrued other	233	253
Total accrued liabilities	$1,727	$1,416

4.    Borrowings

Payroll Protection Program Note Agreement

On May 3, 2020, we received a loan (the “PPP Loan”) from Wells Fargo Bank, National Association in the aggregate amount of $847,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. The PPP Loan was funded on May 7, 2020. The PPP Loan, which is in the form of a PPP promissory note and agreement, dated May 3, 2020 (the “PPP Note Agreement”), had a maturity date of May 3, 2022 and bore interest at a rate of 1.00% per annum. Pursuant to a change in guidance by the U.S. Small Business Administration, the initial monthly payment date of the PPP Note Agreement was deferred from November 1, 2020 to August 18, 2021. The PPP Loan could be prepaid by us at any time prior to maturity with no prepayment penalties.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

4.    Borrowings, continued

During the third quarter of 2021, the Company received full loan forgiveness for obligations related to the PPP Loan. The Company accounted for the PPP Loan as debt, and the loan forgiveness was accounted for as a debt extinguishment. The amount of loan and interest forgiven totaling $859,000, was recognized as a gain upon debt extinguishment in the three month period ended September 30, 2021.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy, are as follows:

(in thousands)	March 31, 2022
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$—	$—	$8

(in thousands)	December 31, 2021
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$—	$—	$8

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2022 or March 31, 2021.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

5.    Fair Value Measurements, continued

There were no changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021.

The warrant liability is not significant at March 31, 2022 and there are no material changes to the significant unobservable inputs from December 31, 2021.

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

On June 4, 2021, the Company and Lisa Walsh (the “Investor”) entered into an exchange agreement pursuant to which the Company exchanged with the Investor, all outstanding shares of Series A Preferred Stock, for 250,000 shares of common stock and warrants to purchase up to 187,500 shares of Common Stock. In connection with exchange agreement the Company recorded a deemed dividend of $1,192,000. Immediately following the exchange, the Company no longer had a derivative liability or any preferred stock outstanding.

As of March 31, 2022, there are 1,250,000 shares of preferred stock authorized, but there are no shares issued or outstanding.

Common Stock

Carve-Out Plan

For the three months ended March 31, 2021, 352 shares of restricted stock issued under the Carve-Out Plan (the “Plan”), were released with an intrinsic value of approximately $2,000. No shares were subsequently issued under the Plan.

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan (the “Plan”). Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. Thereafter, the 15% evergreen provision governs the LTIP. For fiscal year 2022, up to 1,265,525 shares of common stock are available for participants under the LTIP.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

6.    Convertible Preferred Stock and Stockholders’ Equity, continued

For the three months ended March 31, 2022, 218,267 shares of restricted stock issued under the LTIP, were released with an intrinsic value of approximately $254,000. No shares of restricted stock issued under the LTIP, were released in the three months ended March 31, 2021.

A summary of activity related to restricted stock awards (excluding the deferred shares) for the three months ended March 31, 2022 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2022	728,255	$3.43
Granted	1,067,400	$1.31
Vested	(218,267)	$3.52
Forfeited	(8,663)	$3.48
Non-vested as of March 31, 2022	1,568,725	$1.97

As of March 31, 2022, the unamortized compensation costs related to the unvested restricted stock awards was approximately $2,940,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 3.0 years.

Inducement Grant

On September 13, 2021, the Company issued 310,000 shares of restricted common stock to Eric Almgren, the Company’s new Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). Such shares were issued outside the Company’s LTIP and 2020 Stock Incentive Plan (the “2020 Stock Plan”). In accordance with the September 2021 Inducement Grant, 77,500 shares will vest monthly over a period of 36 months and the remaining 232,500 will vest in 77,500 increments, upon the achievement of certain company milestones related to the volume weighted average closing price per share of the Company’s common stock, as reported on NASDAQ, for the ten (10) consecutive days in which thresholds of the Company’s market capitalization of $75 million, $100 million and $150 million are achieved. The September 2021 Inducement Grant was valued with an approximate value of $772,000 and will be amortized over 36 months. As of March 31, 2022, the unamortized compensation costs related to the unvested September 2021 Inducement Grant was approximately $632,000 which is to be amortized on a straight-line basis over a period of approximately 2.5 years. The Company recorded stock-based compensation of $64,000 related to this grant for the three months ended March 31, 2022. As of March 31, 2022, 297,083 shares are unvested.

2020 Stock Incentive Plan

A summary of activity related to restricted stock units under the Company’s 2020 Stock Plan for the three months ended March 31, 2022 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2022	438,462	$2.36
Granted	—	$—
Vested	(5,668)	$3.89
Forfeited	(5,403)	$2.27
Non-vested as of March 31, 2022	427,391	$2.34

As of March 31, 2022, the unamortized compensation costs related to the unvested restricted stock units was approximately $778,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

6.    Convertible Preferred Stock and Stockholders’ Equity, continued

For the three months ended March 31, 2022, 5,668 shares of restricted stock issued under the 2020 Stock Plan, were released with an intrinsic value of approximately $7,000. No shares of restricted stock issued under the 2020 Stock Plan, were released in the three months ended March 31, 2021.

Purchase Agreements

On December 30, 2021, the Company entered into an “at-the-market” equity distribution agreement (the “Sales Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $4,500,000 from time to time through Maxim.

Any sales of shares of common stock pursuant to the Sales Agreement will be made pursuant to a shelf registration statement on Form S-3. As of March 31, 2022, no shares had been sold under the Sales Agreement.

Warrants for Shares of Common Stock

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

6.    Convertible Preferred Stock and Stockholders’ Equity, continued

Information regarding warrants for common stock outstanding and exercisable as of March 31, 2022 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	March 31, 2022	Life (years)	March 31, 2022
$1.52 - $2.61	1,647,165	3.37	1,637,165
$3.00 - $4.46	2,446,219	3.38	2,446,219
$6.40 - $9.80	32,889	2.91	32,889
$15.80 - $17.50	92,940	0.96	92,940
$24.80 - $125.00	255,090	0.88	255,090
$6.92*	4,474,303	3.20	4,464,303
*	Weighted average

Warrants exercisable as of March 31, 2022 exclude warrants to purchase 10,000 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones. Additionally, warrants to purchase 20,722 shares of common stock which are shown above with a price of $15.80 are pre-funded warrants under which the holder must only pay $0.20 per share to complete the exercise.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2021 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2021	Life (years)	December 31, 2021

$1.52 - $3.90	3,537,965	3.56	3,527,965
$4.20 - $9.80	588,308	4.01	588,308
$15.80 - $17.50	92,963	1.06	92,963
$24.80 - $99.00	222,807	1.13	222,807
$108.00 - $125.00	47,678	0.90	47,678
$7.26*	4,489,721	3.44	4,479,721
*	Weighted Average

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

7.    Income Taxes

The Company recorded a provision for income taxes of $0 for the three months ended March 31, 2022 and 2021.

The Company’s effective tax rate was 0.0%for the three months ended March 31, 2022 and 2021. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2022 and 2021 primarily relates to the valuation allowance on the Company’s deferred tax assets.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

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

As of March 31, 2022 and December 31, 2021, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three months ended March 31, 2022 and 2021 was calculated on a jurisdiction basis.

8.    Commitments and Contingencies

Operating Leases

The Company leases office space under a non-cancellable operating lease that expires in January 2024 and has an option to renew this lease, with renewal rates to be negotiated. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

The following table reflects our lease assets and our lease liabilities at March 31, 2022 (in thousands).

	March 31,	January 1,
	2022	2022
Assets:
Operating lease right-of-use assets	$188	$212

Liabilities:
Operating lease liabilities, current	$146	$148
Operating lease liabilities, non-current	$143	$179

Lease Costs:

The components of lease costs were as follows (in thousands):

Three Months Ended
March 31, 2022
Operating lease cost	$28
Short term lease cost	15
Total lease cost	$43

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

8.    Commitments and Contingencies, continued

As of March 31, 2022, the maturity of operating lease liabilities was as follows (in thousands):

2022 (remaining 9 months)	$112
2023	173
2024	29
Total lease payments	314
Less: Interest	(25)
Present value of lease liabilities	$289

Lease Term and Discount Rate:

March 31, 2022
Weighted-average remaining lease term (in years)	1.9
Weighted-average discount rate	8.0%

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
March 31, 2022
Operating cash outflows from operating leases	$42

Finance Lease

During August 2020, the Company entered into a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the condensed consolidated balance sheets.

Future minimum lease commitments for the finance lease as of March 31, 2022 are as follows:

(in thousands)
Payments due in:
Year ending December 31, 2022 (remaining 9 months)	$19
Year ending December 31, 2023	15
Total minimum lease payments	34
Less: Amounts representing interest	(1)
Present value of finance lease obligations	33
Less: Current portion of finance lease liabilities	25
Other liabilities	$8

Obligations under the finance lease are included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

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

For the three months ended March 31, 2022 and 2021, Hansong Technology purchased modules from the Company of approximately $83,000 and $82,000, respectively, and made payments to the Company of approximately $0 and $48,000, respectively. For the three months ended March 31, 2022 and 2021, Hansong Technology sold speaker products to the Company of approximately $457,000 and $626,000, respectively, and the Company made payments to Hansong Technology of approximately $299,000 and $210,000, respectively. At March 31, 2022 and 2021, the Company owed Hansong Technology approximately $949,000 and $621,000, respectively.

As of March 31, 2022 and December 31, 2021, Mr. Kristensen owned less than 1.0%of the outstanding shares of the Company’s common stock.

David Howitt

Mr. Howitt has served as a member of the Company’s board of directors since December 2021. Mr. Howitt is founder and CEO of Meriwether Group LLC, (“Meriwether”), a strategic consulting firm that works with disruptive consumer brands. Meriwether is the manager of Meriwether Accelerators LLC (“Meriwether Accelerators”).

The Company is a party to a professional services agreement with Meriwether Accelerators, dated as of January 15, 2022, pursuant to which, the Company has agreed to pay Meriwether Accelerators (i) $7,500 per month; and (ii) issue 10,000 shares of common stock for each partnership brought to fruition as a result of Meriwether Accelerators’ services and introduction, for up to 40,000 shares of Common Stock, which shares will have piggyback registration rights, in consideration for certain licensing services and strategic partnership collaborations to be provided by Meriwether Accelerators as set forth in such agreement. For the three months ended March 31, 2022, the Company has paid Meriwether Accelerators $15,000. As of March 31, 2022, the Company has not issued any shares of common stock to Meriwether Accelerators under this agreement nor has it recorded any compensation expense related to the issuance of common stock.

As of March 31, 2022 and December 31, 2021, Mr. Howitt owned less than 1.0%of the outstanding shares of the Company’s common stock.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

10.  Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2022	2021
North America	$267	$169
Europe	123	141
Asia Pacific	176	843
Total	$566	$1,153

Substantially all of our long-lived assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this “Report”). Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this Report.

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

Examples of forward-looking statements include, but are not limited to, statements we make regarding:

●	our expectations regarding future trends, expectations, and performance of our business;
●	our expectations regarding supply chain disruptions and their impact on our business;
●	our expectations about the impact of our strategic plans; and
●	the amount and timing of our capital expenditures.

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

Overview

We are an emerging technology company and our primary business focus is to enable mainstream consumers and audio enthusiasts to experience high quality wireless audio. We intend to continue selling our proprietary wireless modules to consumer electronics companies while also expanding our focus to implement a lower cost solution by porting our software onto commercially available internet of things (“IoT”) modules with integrated Wi-Fi technology.

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

Current research and development investments focus on developing Wi-Fi compatible software for transmitting multichannel wireless audio for which patent applications have been submitted. A software solution enables smart devices that have Wi-Fi and video media to deliver surround sound audio and allows us to port our wireless audio technology to popular Wi-Fi based modules and systems on a chip (“SOC”) already shipping in volume. The Company’s “Discovery” module announced in January 2021 is the first IoT module solution with our embedded wireless audio software that supports up to four separate wireless audio channels and, we believe, reduces the cost per wireless channel by over 50% for soundbars and entry level home theater applications up to a 3.1 configuration. Our goal is to continue to commercialize and improve performance of a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost SOC and modules, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

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

Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to impact on our business in March 2020. By that time, much of our first fiscal quarter of 2020 was completed. During our second fiscal quarter of 2020, we observed decreased demand from certain of our customers due to the temporary closure by many retailers. Our third and fourth fiscal quarters of 2020 and our fiscal year 2021 saw sustained improved customer demand as retailers slowly reopened and demand for an in-home immersive cinema experience increased, following the initial closure of many public cinemas due to COVID-19. However, another closure by retailers could impact customer demand in the future.

Given the fact that our products are sold through a variety of distribution channels, we have experienced and we continue to expect that our sales will experience some volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID 19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID 19 on future operating results. To date, we have experienced shipment delays from our suppliers due to COVID 19, which have not had a material adverse impact on our operating results for the quarter ended March 31, 2022. Although we have not experienced a material supply interruption, our customers have experienced, and may continue to experience, disruptions in their operations and supply chains as a result of COVID-19, which have resulted, and may in the future result, in delayed, reduced or canceled orders, or collection risks, and which have had, and may in the future have, an adverse effect on our results of operations. There can be no assurance that we will not experience material supply delays or interruptions in the future due to COVID 19.

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

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

Revenue for the three months ended March 31, 2022 was $566,000, a decrease of $587,000, or 51%, compared to the revenue for three months ended March 31, 2021 of $1,153,000. The decrease was a result of lower Component revenue which decreased by $689,000, compared to the three months ended March 31, 2021, partially offset by higher Consumer Audio Product sales which increased by $102,000, compared to the three months ended March 31, 2021. This was also due in part to the supply chain interruptions experienced by our customers as a result of COVID-19, with their delaying orders to us until other components for their products could be obtained.

Gross Profit and Operating Expenses

Gross Profit

Gross profit for the three months ended March 31, 2022 was $62,000, a decrease of $233,000 compared to $295,000 gross profit for the three months ended March 31, 2021. The decrease in gross profit is mainly attributable to lower volumes of Component sales offset partially by the increase in sales of the Consumer Audio Products. The gross margin as a percent of sales was 11.0% for the three months ended March 31, 2022 compared to 25.6% for the three months ended March 31, 2021. The decrease in gross margin as a percent of sales is mainly attributable to reduced sales volumes in comparison to the fixed portion of costs included in our manufacturing.

Research and Development

Research and development expenses for the three months ended March 31, 2022 were $1,537,000, an increase of $364,000, compared to the research and development expenses for the three months ended March 31, 2021 of $1,173,000. The increase in research and development expenses is primarily related to increased salary and benefit expenses, consulting expenses, stock based compensation expenses and recruiting expenses of $206,000, $73,000, $28,000 and $40,000, respectively.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2022 were $1,300,000, an increase of $426,000, compared to the sales and marketing expenses for the three months ended March 31, 2021 of $874,000. The increase in sales and marketing expenses is primarily related increased salary and benefit expenses, stock-based compensation expenses, consulting expenses, website development expenses and advertising expenses of $132,000, $92,000, $81,000, $18,000 and $39,000, respectively.

General and Administrative

General and administrative expenses for the three months ended March 31, 2022 were $1,126,000, an increase of $158,000, compared to the general and administrative expenses for the three months ended March 31, 2021 of $968,000. The increase in general and administrative expenses is primarily related to increased stock-based compensation expenses, business travel and board fees of $94,000, $22,000 and $38,000, respectively, offset partially by decreased investor relations expenses of $57,000.

Interest Expense

Interest expense for the three months ended March 31, 2022 was $1,000, a decrease of $2,000 compared to the interest expense for the three months ended March 31, 2021 of $3,000.

Change in Fair Value of Warrant Liability

There was no change in the fair value of the warrant liability for the three months ended March 31, 2022 and 2021.

Deemed Dividend on Exchange of Convertible Preferred Stock for Common Stock

No deemed dividend occurred during the three months ended March 31, 2022.

Warrant Inducement Expense

No warrant inducement occurred during the three months ended March 31, 2022, compared to $567,000 in the three months ended March 31, 2021.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2022 were $9,061,000, compared to $13,108,000 as of December 31, 2021.

We incurred a net loss of $3,904,000 for the three months ended March 31, 2022 and used net cash in operating activities of $4,034,000. We incurred a net loss of $3,292,000 for the three months ended March 31, 2021 and used net cash in operating activities of $2,771,000. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the three months ended March 31, 2022, was related to the increase in inventories, partially offset by an increase in accounts payable.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In July 2021, we raised approximately $9,026,000 in net proceeds in a registered direct offering from the issuance and sale of 2,500,000 shares of common stock at a price of $4.00 per share. For the year ended December 31, 2021, we raised net proceeds of approximately $8,303,000 from exercises of warrants which were acquired by investors in conjunction with such financings completed during fiscal 2020. As of March 31, 2022, warrants exercisable for approximately 1,647,165 shares of common stock, remain outstanding, with exercise prices ranging from $1.52 to $2.61 per share. In December 2021, the Company entered into an “at-the-market” sales agreement with Maxim Group LLC (the “Agent”), pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $4.5 million through the Agent. As of March 31, 2022, the Company has not sold any shares of common stock under the ATM Program. We believe that our current level of liquid assets will be sufficient to fund our operations through the balance of fiscal 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2022, our disclosure controls and procedures was effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risks and uncertainties are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this “Report”) and elsewhere, and may adversely affect our business, financial condition or operating results. If any of these risk factors should occur, moreover, the trading price of our common stock could decline, and investors in our common stock  could lose all or part of their investment. These risk factors, along with other information contained in this Report, should be carefully considered in evaluating our prospects.

We depend upon the timely delivery of products from our vendors and purchases from our partners and customers.

We depend on manufacturers and component customers to deliver and purchase hardware and consumer electronics in quantities sufficient to meet customer demand. In addition, we depend on these manufacturers and customers to introduce new and innovative products and components to drive industry sales. During the first quarter of 2022, we have experienced sales declines indirectly through disruption in the supply chain for several of our industry partners or customers whose own supply chains have been disrupted based on a variety of macroeconomic events that may or may not be related to the COVID-19 pandemic, which have resulted in delays throughout the consumer electronics industry. Any material delay in the introduction or delivery, or limited allocations of products or offerings could result in reduced sales by us, which could have a material adverse impact on our financial results. Any reduction in allocation of components or new hardware platforms or other technological advances by vendors or our customers (in which our technology is part of their hardware offering) to third parties such as big box retailers, could also have a material adverse impact on our financial results.

Disruptions and delays in our supply chains as a result of the COVID-19 pandemic could adversely impact manufacturers’ and other customers’ ability to meet customer demand. Additionally, the prioritization of shipments of certain products as a result of the COVID-19 pandemic could cause delays in the shipment or delivery of our products. Such disruptions could also result in reduced sales by us, which could materially and adversely impact on our financial results.

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

WISA Technologies, Inc.

Date: May 11, 2022	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 11, 2022	By:	/s/ George Oliva
George Oliva
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)