Form 10-Q
period 2022-06-30
WISA TECHNOLOGIES, INC.
filed 2022-08-15
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of August 12, 2022 is 16,899,822.

WISA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$4,762	$13,108
Accounts receivable	251	214
Inventories	6,248	4,780
Prepaid expenses and other current assets	519	1,086
Total current assets	11,780	19,188
Property and equipment, net	220	162
Operating lease right-of-use asset	166	—
Other assets	39	41
Total assets	$12,205	$19,391

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,186	$1,549
Accrued liabilities	1,516	1,416
Total current liabilities	2,702	2,965
Other liabilities	111	41
Warrant liability	8	8
Total liabilities	2,821	3,014

Commitments and contingencies (Note 8)
Series A 8% Senior Convertible Preferred stock, par value $0.0001; 1,250,000 shares authorized; 0 shares outstanding as of June 30, 2022 and December 31, 2021, respectively (liquidation preference of $0)	—	—
Stockholders’ Equity:
Common stock, par value $0.0001; 200,000,000 shares authorized; 16,899,822 and 15,819,059 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	229,564	228,578
Accumulated deficit	(220,182)	(212,203)
Total stockholders’ equity	9,384	16,377
Total liabilities, convertible preferred stock and stockholders’ equity	$12,205	$19,391
(1)	The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2022 and 2021

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue, net	$946	$1,581	$1,512	$2,734
Cost of revenue	758	1,122	1,262	1,980
Gross profit	188	459	250	754

Operating Expenses:
Research and development	1,883	1,305	3,420	2,478
Sales and marketing	1,326	975	2,626	1,849
General and administrative	1,082	988	2,208	1,956
Total operating expenses	4,291	3,268	8,254	6,283
Loss from operations	(4,103)	(2,809)	(8,004)	(5,529)

Interest expense	—	(3)	(1)	(6)
Other expense	(3)	(5)	(5)	(7)
Warrant inducement expense	—	(579)	—	(1,146)
Loss before provision for income taxes	(4,106)	(3,396)	(8,010)	(6,688)
Provision for income taxes	2	2	2	2
Net loss	(4,108)	(3,398)	(8,012)	(6,690)
Convertible preferred stock dividend	—	(14)	—	(34)
Deemed dividend on exchange of convertible preferred stock for common stock	—	(1,192)	—	(1,192)
Net loss attributable to common stockholders	$(4,108)	$(4,604)	$(8,012)	$(7,916)
Net loss per common share - basic and diluted	$(0.27)	$(0.42)	$(0.54)	$(0.76)
Weighted average number of common shares used in computing net loss per common share	15,023,333	10,862,074	14,926,647	10,423,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2022 and 2021

(in thousands, except share and per share data)

(unaudited)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	—	—	15,819,059	$2	$228,578	$(212,203)	$16,377
ASC 842 adoption adjustment	—	—	—	—	—	33	33
Stock-based compensation	—	—	1,067,400	—	480	—	480
Release of vested restricted common stock	—	—	5,668	—	—	—	—
Restricted stock awards cancelled	—	—	(8,663)	—	—	—	—
Net loss	—	—	—	—	—	(3,904)	(3,904)
Balance as of March 31, 2022	—	—	16,883,464	2	229,058	(216,074)	12,986
Stock-based compensation	—	—	30,000	—	506	—	506
Release of vested restricted common stock	—	—	1,167	—	—	—	—
Restricted stock awards cancelled	—	—	(14,809)	—	—	—	—
Net loss	—	—	—	—	—	(4,108)	(4,108)
Balance as of June 30, 2022	—	—	16,899,822	$2	$229,564	$(220,182)	$9,384

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2020	250,000	$597	8,402,250	$1	$207,698	$(200,383)	$7,316
Issuance of common stock upon warrant exercise	—	—	2,086,251	—	5,095	—	5,095
Warrants issued in connection with warrant exercise	—	—	—	—	567	—	567
Convertible preferred stock dividend	—	20	—	—	(20)	—	(20)
Stock-based compensation	—	—	643,700	—	254	—	254
Release of vested restricted common stock	—	—	352	—	—	—	—
Net loss	—	—	—	—	—	(3,292)	(3,292)
Balance as of March 31, 2021	250,000	617	11,132,553	1	213,594	(203,675)	9,920
Issuance of common stock upon warrant exercise	—	—	1,360,244	—	3,159	—	3,159
Warrants issued in connection with warrant exercise	—	—	—	—	579	—	579
Convertible preferred stock dividend	—	14	—	—	(14)	—	(14)
Exchange of convertible preferred stock for common stock	(250,000)	(631)	250,000	—	1,640	—	1,640
Warrants issued upon exchange of convertible preferred stock for common stock	—	—	—	—	570	—	570
Deemed dividend on exchange of convertible preferred stock	—	—	—	—	(1,192)	—	(1,192)
Stock-based compensation	—	—	10,000	—	335	—	335
Issuance of common stock to vendor	—	—	10,000	—	34	—	34
Net loss	—	—	—	—	—	(3,398)	(3,398)
Balance as of June 30, 2021	—	$—	12,762,797	$1	$218,705	$(207,073)	$11,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2022 and 2021

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,012)	$(6,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	986	589
Depreciation and amortization	60	39
Warrant inducement expense	—	1,146
Expense for issuance of common stock for services	—	34
Changes in operating assets and liabilities:
Accounts receivable	(37)	(331)
Inventories	(1,468)	(855)
Prepaid expenses and other assets	567	(517)
Other assets	48	—
Accounts payable	(363)	(1)
Accrued liabilities	(17)	1,258
Other liabilities	(71)	—
Net cash used in operating activities	(8,307)	(5,328)

Cash flows from investing activities:
Purchases of property and equipment	(27)	(36)
Net cash used in investing activities	(27)	(36)

Cash flows from financing activities:
Repayment of capital lease	(12)	(12)
Proceeds from issuance of common stock upon warrant exercises, net of issuance costs	—	8,254
Net cash (used in) provided by financing activities	(12)	8,242

Net (decrease) increase in cash and cash equivalents	(8,346)	2,878
Cash and cash equivalents as of beginning of period	13,108	7,415
Cash and cash equivalents as of end of period	$4,762	$10,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$2
Cash paid for income taxes	$2	$2

Noncash Investing and Financing Activities:
Exchange of convertible preferred stock for common stock	$—	$1,640
Deemed dividend on exchange of convertible preferred stock for common stock	$—	$(1,192)
Issuance of warrants in connection with exchange of preferred stock	$—	$570
Convertible preferred stock dividend	$—	$34

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

1.    Business and Summary of Significant Accounting Policies

WiSA Technologies, Inc., formerly known as Summit Wireless Technologies, Inc. (together with its subsidiaries also referred to herein as “we”, “us”, “our”, or the “Company”), was originally formed as a limited liability company in Delaware on July 23, 2010. Our business is to deliver the best-in-class immersive wireless sound technology for intelligent devices and next generation home entertainment systems through the sale of module components to audio companies as well as audio products to resellers and consumers.

NASDAQ Notification

On June 23, 2022, the Company received a written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), was below $1.00 per share for the previous thirty (30) consecutive business days. The Notice has no immediate effect on the listing of the Common Stock, which will continue to trade uninterrupted on the Nasdaq Capital Market under the ticker “WISA”.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted 180 calendar days from the date of the Notice, or until December 20, 2022 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. If at any time during the Compliance Period, the bid price of the Common Stock closes at or above $1.00 per share for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

1.    Business and Summary of Significant Accounting Policies, continued

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition as necessary, and sometimes requires partial payment in advance of shipping. As of June 30, 2022 and December 31, 2021, there was no allowance for doubtful accounts. As of June 30, 2022, the Company had one customer accounting for 76% of accounts receivable. As of December 31, 2021, the Company had two customers accounting for 35%, and 27% of accounts receivable.

The Company had five customers accounting for 25%, 12%, 12%, 12% and 10% of its net revenue for the three months ended June 30, 2022. The Company had four customers accounting for 21%, 16%, 13% and 13% of its net revenue for the six months ended June 30, 2022. The Company had two customers accounting for 44% and 10% of its net revenue for the three months ended June 30, 2021. The Company had four customers accounting for 28%, 18%, 10%, and 10% of its net revenue for the six months ended June 30, 2021.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of June 30, 2022 and December 31, 2021, the Company had capitalized $125,000 and $83,000, respectively, of deferred offering costs in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

1.    Business and Summary of Significant Accounting Policies, continued

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

1.    Business and Summary of Significant Accounting Policies, continued

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

During the three and six months ended June 30, 2022 and 2021, net revenue consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Components	$772	$1,327	$1,073	$2,317
Consumer Audio Products	174	254	439	417
Total	$946	$1,581	$1,512	$2,734

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the condensed consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of June 30, 2022 and December 31, 2021.

(in thousands)

	June 30,	December 31,
	2022	2021
Contract liabilities	$442	$—

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

1.    Business and Summary of Significant Accounting Policies, continued

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and six months ended June 30, 2022 were $231,000 and $404,000, respectively. Advertising costs for the three and six months ended June 30, 2021 were $167,000 and $299,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2022 and 2021, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and six months ended June 30, 2022 and 2021.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

1.    Business and Summary of Significant Accounting Policies, continued

As of June 30, 2022, warrants to purchase 4,440,660 shares of common stock, 1,579,232 shares of restricted stock, 290,625 shares of restricted stock issued under an inducement grant and 421,558 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive. As of June 30, 2021, warrants to purchase 4,496,924 shares of common stock, 740,869 shares of restricted stock and 647,474 shares of underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Recently Adopted Accounting Pronouncements.

Adoption of Accounting Standards Codification ("ASC") 842

The Company adopted Financial Accounting Standards Board’s ("FASB") Accounting Standards Update ("ASU") No. 2016-02, Leases (“Topic 842”), as of January 1, 2022, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and the Company elected the hindsight practical expedient to determine the lease term for existing leases.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

1.    Business and Summary of Significant Accounting Policies, continued

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

2.     Going Concern

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of June 30, 2022, the Company had cash and cash equivalents of $4.8 million and reported net cash used in operations of $8.3 million during the six months ended June 30, 2022. In December 2021, the Company entered into an “at-the-market” (“ATM”) sales agreement with Maxim Group LLC (the “Agent”), pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $4.5 million through the Agent. As of June 30, 2022, the Company has not sold any shares of common stock under the ATM Program. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its initial public offering (“IPO”) and proceeds from the exercise of warrants to purchase common stock and the sale of convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

2.     Going Concern, continued

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

3.    Balance Sheet Components

Inventories (in thousands):

	June 30,	December 31,
	2022	2021

Raw materials	$1,993	$2,057
Work in progress	415	1,403
Finished goods	3,840	1,320
Total inventories	$6,248	$4,780

Property and equipment, net (in thousands):

	June 30,	December 31,
	2022	2021
Machinery and equipment	$983	$965
Tooling	11	11
Computer software	89	89
Furniture and fixtures	15	15
Leasehold improvements	127	40
	1,225	1,120
Less: Accumulated depreciation and amortization	(1,005)	(958)
Property and equipment, net	$220	$162

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $31,000 and $20,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $60,000 and $39,000, respectively.

The cost and accumulated depreciation of assets acquired under finance lease included in machinery and equipment in the above table as of June 30, 2022 were $72,000 and $44,000 respectively.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

3.    Balance Sheet Components, continued

Accrued liabilities (in thousands):

	June 30,	December 31,
	2022	2021
Customer advances	$442	$—
Accrued vacation	427	385
Accrued rebate	189	356
Lease liability	144	—
Accrued compensation	112	231
Accrued audit fees	109	191
Accrued other	93	253
Total accrued liabilities	$1,516	$1,416

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

5.    Fair Value Measurements, continued

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy, are as follows:

(in thousands)	June 30, 2022
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$—	$—	$8

(in thousands)	December 31, 2021
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$—	$—	$8

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2022 or June 30, 2021.

There were no changes in fair value of the Company’s warrant liability measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021.

The warrant liability is not significant at June 30, 2022 and there are no material changes to the significant unobservable inputs from December 31, 2021.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

6.    Convertible Preferred Stock and Stockholders’ Equity, continued

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

As of June 30, 2022, there are 1,250,000 shares of preferred stock authorized, but there are no shares issued or outstanding.

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

For the three and six months ended June 30, 2022, 4,684 and 222,951 shares of restricted stock issued under the LTIP, were released with an intrinsic value of approximately $3,000 and $257,000, respectively. For the three and six months ended June 30, 2021, 0 and 352 shares of restricted stock, respectively, were released with an intrinsic value of approximately $0 and $2,000, respectively.

A summary of activity related to restricted stock awards (excluding the deferred shares) for the six months ended June 30, 2022 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2022	728,255	$3.43
Granted	1,097,400	$1.29
Vested	(222,951)	$3.52
Forfeited	(23,472)	$2.64
Non-vested as of June 30, 2022	1,579,232	$1.94

As of June 30, 2022, the unamortized compensation costs related to the unvested restricted stock awards was approximately $2,615,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

6.    Convertible Preferred Stock and Stockholders’ Equity, continued

Inducement Grant

On September 13, 2021, the Company issued 310,000 shares of restricted common stock to Eric Almgren, the Company’s new Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). Such shares were issued outside the Company’s LTIP and 2020 Stock Incentive Plan (the “2020 Stock Plan”). In accordance with the September 2021 Inducement Grant, 77,500 shares will vest monthly over a period of 36 months and the remaining 232,500 will vest in additional increments of 77,500 each, upon the achievement of certain company milestones related to the volume weighted average closing price per share of the Company’s common stock, as reported on Nasdaq, for the ten (10) consecutive days in which thresholds of the Company’s market capitalization of $75 million, $100 million and $150 million are achieved. The September 2021 Inducement Grant was valued with an approximate value of $772,000 and will be amortized over 36 months. As of June 30, 2022, the unamortized compensation costs related to the unvested September 2021 Inducement Grant was approximately $569,000 which is to be amortized on a straight-line basis over a period of approximately 2.2 years. The Company recorded stock-based compensation of $64,000 and $128,000, respectively, related to this grant for the three and six months ended June 30, 2022. As of June 30, 2022, 290,625 shares are unvested.

2020 Stock Incentive Plan

A summary of activity related to restricted stock units under the Company’s 2020 Stock Plan for the six months ended June 30, 2022 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2022	438,462	$2.36
Granted	—	$—
Vested	(6,835)	$3.81
Forfeited	(10,069)	$2.27
Non-vested as of June 30, 2022	421,558	$2.34

As of June 30, 2022, the unamortized compensation costs related to the unvested restricted stock units was approximately $575,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years.

For the three and six months ended June 30, 2022, 1,167 and 6,835 shares of restricted stock issued under the 2020 Stock Plan, were released with an intrinsic value of approximately $400 and $7,400, respectively. No shares of restricted stock issued under the 2020 Stock Plan, were released in the three and six months ended June 30, 2021.

Purchase Agreements

On December 30, 2021, the Company entered into an “at-the-market” equity distribution agreement (the “Sales Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $4,500,000 from time to time through Maxim.

Any sales of shares of common stock pursuant to the Sales Agreement will be made pursuant to a shelf registration statement on Form S-3. As of June 30, 2022, no shares had been sold under the Sales Agreement.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

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

Information regarding warrants for common stock outstanding and exercisable as of June 30, 2022 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	June 30, 2022	Life (years)	June 30, 2022
$1.52 - $2.61	1,647,165	3.12	1,637,165
$3.00 - $4.46	2,446,219	3.13	2,446,219
$6.40 - $9.80	32,889	2.66	32,889
$15.80 - $17.50	92,940	0.74	92,940
$24.80 - $125.00	221,447	0.69	221,447
$6.51*	4,440,660	2.98	4,430,660
*	Weighted average

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

6.    Convertible Preferred Stock and Stockholders’ Equity, continued

Warrants exercisable as of June 30, 2022 exclude warrants to purchase 10,000 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones. Additionally, warrants to purchase 20,722 shares of common stock which are shown above with a price of $15.80 are pre-funded warrants under which the holder must only pay $0.20 per share to complete the exercise.

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

7.    Income Taxes

The Company recorded a provision for income taxes of $2,000 and $2,000 for the three and six months ended June 30, 2022, respectively, and $2,000 and $2,000 for the three and six months ended June 30, 2021, respectively.

The Company’s effective tax rate was (0.02)% and (0.03%) for the six months ended June 30, 2022 and 2021, respectively. The difference between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2022 and 2021 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of June 30, 2022 and December 31, 2021, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three and six months ended June 30, 2022 and 2021 was calculated on a jurisdiction basis.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

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

The following table reflects our lease assets and our lease liabilities at June 30, 2022 (in thousands).

	June 30,	January 1,
	2022	2022
Assets:
Operating lease right-of-use assets	$166	$212

Liabilities:
Operating lease liabilities, current	$144	$148
Operating lease liabilities, non-current	$109	$179

Operating lease liabilities, current, is included in Accrued Liabilities. Operating lease liabilities, non-current, is included in Other Liabilities.

Lease Costs:

The components of lease costs were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June, 2022
Operating lease cost	$28	$55
Short-term lease cost	14	29
Total lease cost	$42	$84

As of June 30, 2022, the maturity of operating lease liabilities was as follows (in thousands):

2022 (remaining 6 months)	$70
2023	173
2024	29
Total lease payments	272
Less: Interest	(19)
Present value of lease liabilities	$253

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

8.    Commitments and Contingencies, continued

Lease Term and Discount Rate:

June 30, 2022
Weighted-average remaining lease term (in years)	1.7
Weighted-average discount rate	8.0%

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating cash outflows from operating leases	$41	$83

Finance Lease

During August 2020, the Company entered into a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the condensed consolidated balance sheets.

Future minimum lease commitments for the finance lease as of June 30, 2022 are as follows:

(in thousands)
Payments due in:
Year ending December 31, 2022 (remaining 6 months)	$13
Year ending December 31, 2023	15
Total minimum lease payments	28
Less: Amounts representing interest	(1)
Present value of finance lease obligations	27
Less: Current portion of finance lease liabilities	25
Other liabilities	$2

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

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

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

For the three months ended June 30, 2022 and 2021, Hansong Technology purchased modules from the Company of approximately $108,000 and $151,000, respectively, and made payments to the Company of approximately $0 and $0, respectively. For the three months ended June 30, 2022 and 2021, Hansong Technology sold speaker products to the Company of approximately $2,000 and $132,000, respectively, and the Company made payments to Hansong Technology of approximately $492,000 and $443,000, respectively. For the six months ended June 30, 2022 and 2021, Hansong Technology purchased modules from the Company of approximately $191,000 and $233,000, respectively, and made payments to the Company of approximately $0 and $48,000, respectively. For the six months ended June 30, 2022 and 2021, Hansong Technology sold speaker products to the Company of approximately $459,000 and $757,000, respectively, and the Company made payments to Hansong Technology of approximately $790,000 and $653,000, respectively.

At June 30, 2022 and 2021, the Company owed Hansong Technology approximately $459,000 and $309,000, respectively. At June 30, 2022 and 2021, Hansong Technology owed the Company approximately $191,000 and $199,000, respectively.

As of June 30, 2022 and December 31, 2021, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

David Howitt

Mr. Howitt has served as a member of the Company’s board of directors since December 2021. Mr. Howitt is founder and CEO of Meriwether Group LLC, (“Meriwether”), a strategic consulting firm that works with disruptive consumer brands. Meriwether is the manager of Meriwether Accelerators LLC (“Meriwether Accelerators”).

The Company is a party to a professional services agreement with Meriwether Accelerators, dated as of January 15, 2022, pursuant to which, the Company has agreed to pay Meriwether Accelerators (i) $7,500 per month; and (ii) issue 10,000 shares of common stock for each partnership brought to fruition as a result of Meriwether Accelerators’ services and introduction, for up to 40,000 shares of Common Stock, which shares will have piggyback registration rights, in consideration for certain licensing services and strategic partnership collaborations to be provided by Meriwether Accelerators as set forth in such agreement. For the three and six months ended June 30, 2022, the Company has paid Meriwether Accelerators $23,000 and $38,000, respectively. As of June 30, 2022, the Company has not issued any shares of common stock to Meriwether Accelerators under this agreement nor has it recorded any compensation expense related to the issuance of common stock.

As of June 30, 2022 and December 31, 2021, Mr. Howitt owned less than 1.0% of the outstanding shares of the Company’s common stock.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

(unaudited)

10.  Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and six months ended June 30, 2022 and 2021 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
North America	$170	$376	$436	$545
Europe	226	100	349	241
Asia Pacific	550	1,105	727	1,948
Total	$946	$1,581	$1,512	$2,734

Substantially all of our long-lived assets are located in the United States.

11.  Subsequent Event

On August 15, 2022, WiSA Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a senior secured convertible note in the principal amount of $3,600,000 (the “Convertible Note”) and a warrant (the “Warrant”) to purchase up to 2,097,022 shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), in consideration for $3,000,000. Pursuant to the Purchase Agreement, upon the closing of the private placement of such Convertible Note and Warrant, pursuant to which Maxim Group LLC (“Maxim”), acted as placement agent (the “Private Placement”), the Company will receive gross proceeds of $3,000,000, before fees and other expenses associated with the transaction, including but not limited to, an $105,000 commitment fee payable to the Investor. The Company intends to use the net proceeds received by it in connection with the Private Placement primarily for working capital and general corporate purposes. Additionally, the Company agreed to issue to Maxim a warrant to purchase up to an aggregate of 194,384 shares of Common Stock, subject to adjustment, as partial consideration for serving as Placement Agent in connection with the Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Report”). Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this Report.

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

Given the fact that our products are sold through a variety of distribution channels, we have experienced and we continue to expect that our sales will experience some volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID 19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID 19 on future operating results. To date, we have experienced shipment delays from our suppliers due to COVID 19, which have not had a material adverse impact on our operating results for the three and six months ended June 30, 2022. Although we have not experienced a material supply interruption, our customers have experienced, and may continue to experience, disruptions in their operations and supply chains as a result of COVID-19, which have resulted, and may in the future result, in delayed, reduced or canceled orders, or collection risks, and which have had, and may in the future have, an adverse effect on our results of operations. There can be no assurance that we will not experience material supply delays or interruptions in the future due to COVID 19.

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

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Revenue

Revenue for the three months ended June 30, 2022 was $946,000 a decrease of $635,000, or 40%, compared to the revenue for three months ended June 30, 2021 of $1,581,000. The decrease was a result of lower Component revenue which decreased by $555,000, compared to the three months ended June 30, 2021, and lower Consumer Audio Product sales, which decreased by $80,000, compared to the three months ended June 30, 2021. Such decrease was also due in part to the supply chain interruptions experienced by our customers as a result of COVID-19, as they delayed placing orders with us until other components for their own products could be obtained.

Revenue for the six months ended June 30, 2022 was $1,512,000, a decrease of $1,222,000, or 45%, compared to the revenue for the six months ended June 30, 2021 of $2,734,000. The decrease was a result of lower Component revenue which decreased by $1,244,000, compared to the six months ended June 30, 2021, and was partially offset by Consumer Audio Product sales, which increased nominally by $22,000, compared to the six months ended June 30, 2021. Such decrease was also due in part to the supply chain interruptions experienced by our customers as a result of COVID-19, as they delayed placing orders with us until other components for their own products could be obtained.

Gross Profit and Operating Expenses

Gross Profit

Gross profit for the three months ended June 30, 2022 was $188,000, a decrease of $271,000, compared to $459,000 gross profit for the three months ended June 30, 2021. The decrease in gross profit is mainly attributable to lower volumes of Component sales. The gross margin as a percent of sales was 19.9% for the three months ended June 30, 2022, compared to 29.0% for the three months ended June 30, 2021. The decrease in gross margin as a percent of sales was mainly attributable to reduced sales volumes in comparison to the fixed portion of costs included in our manufacturing.

Gross profit for the six months ended June 30, 2022 was $250,000, a decrease of $504,000, compared to $754,000 gross profit for the six months ended June 30, 2021. The decrease in gross profit is mainly attributable to lower volumes of Component sales. The gross margin as a percent of sales was 16.5% for the six months ended June 30, 2022, compared to 27.6% for the six months ended June 30, 2021. The decrease in gross margin as a percent of sales was mainly attributable to reduced sales volumes in comparison to the fixed portion of costs included in our manufacturing.

Research and Development

Research and development expenses for the three months ended June 30, 2022 were $1,883,000, an increase of $578,000, compared to the research and development expenses for the three months ended June 30, 2021 of $1,305,000. The increase in research and development expenses is primarily related to increased salary and benefit expenses, consulting expenses, which includes outside engineering, stock based compensation expenses, legal expenses associated with patent filings and recruiting expenses of $283,000, $77,000, $25,000, $66,000 and $88,000, respectively.

Research and development expenses for the six months ended June 30, 2022 were $3,420,000, an increase of $942,000, compared to the research and development expenses for the six months ended June 30, 2021 of $2,478,000. The increase in research and development expenses is primarily related to increased salary and benefit expenses, consulting expenses, which includes outside engineering, stock based compensation expenses, legal expenses associated with patent filings and recruiting expenses of $489,000, $151,000, $52,000, $78,000 and $128,000, respectively.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2022 were $1,326,000, an increase of $351,000, compared to the sales and marketing expenses for the three months ended June 30, 2021 of $975,000. The increase in sales and marketing expenses is primarily related to increased salary compensation and benefit expenses of 84,000, stock-based compensation expenses, consulting expenses, and advertising expenses of $32,000, $87,000 and $61,000, respectively.

Sales and marketing expenses for the six months ended June 30, 2022 were $2,626,000, an increase of $777,000, compared to the sales and marketing expenses for the six months ended June 30, 2021 of $1,849,000. The increase in sales and marketing expenses is primarily related to increased salary compensation and benefit expenses of $216,000, increased stock-based compensation, consulting expenses and advertising expenses of $188,000, $113,000 and $103,000, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2022 were $1,082,000, an increase of $94,000, compared to the general and administrative expenses for the three months ended June 30, 2021 of $988,000. The increase in general and administrative expenses is primarily related to increased stock-based compensation expenses and board fees of $60,000 and $38,000, respectively, offset partially by decreased investor relations expenses of $28,000.

General and administrative expenses for the six months ended June 30, 2022 were $2,208,000 an increase of $252,000, compared to the general and administrative expenses for the six months ended June 30, 2021 of $1,956,000. The increase in general and administrative expenses is primarily related to increased stock-based compensation expenses, legal expenses and board fees of $153,000, $61,000 and $75,000, respectively, offset partially by decreased investor relations expenses of $45,000.

Interest Expense

Interest expense for the three and six months ended June 30, 2022 and 2021 was not significant.

Change in Fair Value of Warrant Liability

There was no change in the fair value of the warrant liability for the three and six months ended June 30, 2022 and 2021.

Deemed Dividend on Exchange of Convertible Preferred Stock for Common Stock

No deemed dividend occurred during the three and six months ended June 30, 2022, compared to $1,192,000 in deemed dividends during the three and six months ended June 30, 2021, in connection with the exchange of all 250,000 shares of the Company’s outstanding Series A preferred stock for 250,000 shares of common stock and warrants to purchase up to 187,500 shares of common stock, which warrants were subsequently fully exercised on a cashless basis for 79,244 shares of common stock.

Warrant Inducement Expense

No warrant inducement occurred during the three and six months ended June 30, 2022, compared to warrant inducement expenses of $579,000 and $1,146,000, respectively, during the three and six months ended June 30, 2021, in connection with the fair value of warrants issued to warrant holders in connection with a solicitation of such warrant holders to exercise their outstanding warrants during this period. See Note 6 – Convertible Preferred Stock and Stockholders’ Equity.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2022 were $4,762,000, compared to $13,108,000 as of December 31, 2021.

We incurred a net loss of $8,012,000 for the six months ended June 30, 2022 and used net cash in operating activities of $8,307,000. We incurred a net loss of $6,690,000 for the six months ended June 30, 2021 and used net cash in operating activities of $5,328,000. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the six months ended June 30, 2022, was related to the increase in inventories and decrease in accounts payable, partially offset by a decrease in prepaid expenses and other current assets.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In July 2021, we raised approximately $9,026,000 in net proceeds in a registered direct offering from the issuance and sale of 2,500,000 shares of common stock at a price of $4.00 per share. For the year ended December 31, 2021, we raised net proceeds of approximately $8,303,000 from exercises of warrants which were acquired by investors in conjunction with such financings completed during fiscal 2020. As of June 30, 2022, warrants exercisable for approximately 1,647,165 shares of common stock, remain outstanding, with exercise prices ranging from $1.52 to $2.61 per share. In December 2021, the Company entered into an “at-the-market” (“ATM”) sales agreement with Maxim Group LLC (the “Agent”), pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $4.5 million through the Agent. As of June 30, 2022, the Company has not sold any shares of common stock under the ATM Program. Based on current operating levels, including additional costs and expenses related to research and development activities, plans to expand our product portfolio, and increase our market share, the Company expects to raise additional funds during the second half of 2022 and in 2023, by selling additional equity, which may include the use of the ATM Program, or incurring debt. See Note 11 – Subsequent Event.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2022, our disclosure controls and procedures was effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risks and uncertainties are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Report”) and elsewhere, and may adversely affect our business, financial condition or operating results. If any of these risk factors should occur, moreover, the trading price of our common stock could decline, and investors in our common stock  could lose all or part of their investment. These risk factors, along with other information contained in this Report, should be carefully considered in evaluating our prospects.

We depend upon the timely delivery of products from our vendors and purchases from our partners and customers.

We depend on manufacturers and component customers to deliver and purchase hardware and consumer electronics in quantities sufficient to meet customer demand. In addition, we depend on these manufacturers and customers to introduce new and innovative products and components to drive industry sales. During the first half of 2022, we have experienced sales declines indirectly through disruption in the supply chain for several of our industry partners or customers whose own supply chains have been disrupted based on a variety of macroeconomic events that may or may not be related to the COVID-19 pandemic, which have resulted in delays throughout the consumer electronics industry. Any material delay in the introduction or delivery, or limited allocations of products or offerings could result in reduced sales by us, which could have a material adverse impact on our financial results. Any reduction in allocation of components or new hardware platforms or other technological advances by vendors or our customers (in which our technology is part of their hardware offering) to third parties such as big box retailers, could also have a material adverse impact on our financial results.

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

WiSA Technologies, Inc.

Date: August 15, 2022	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 15, 2022	By:	/s/ George Oliva
George Oliva
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)