Form 10-Q
period 2022-09-30
WISA TECHNOLOGIES, INC.
filed 2022-11-16
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of November 16, 2022 is 17,119,353.

WISA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2022

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$2,644	$13,108
Accounts receivable	237	214
Inventories	7,284	4,780
Prepaid expenses and other current assets	1,033	1,086
Total current assets	11,198	19,188
Property and equipment, net	198	162
Other assets	174	41
Total assets	$11,570	$19,391

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,623	$1,549
Accrued liabilities	1,239	1,416
Total current liabilities	3,862	2,965
Convertible notes payable, net	1,277	—
Derivative liability	286	—
Warrant liability	719	8
Other liabilities	74	41
Total liabilities	6,218	3,014

Commitments and contingencies (Note 8)
Series A 8% Senior Convertible Preferred stock, par value $0.0001; 0 shares authorized and outstanding as of September 30, 2022; 1,250,000 shares authorized; 0 shares outstanding as of December 31, 2021(liquidation preference of $0)	—	—
Stockholders’ Equity:
Common stock, par value $0.0001; 200,000,000 shares authorized; 17,119,353 and 15,819,059 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	230,181	228,578
Accumulated deficit	(224,831)	(212,203)
Total stockholders’ equity	5,352	16,377
Total liabilities, convertible preferred stock and stockholders’ equity	$11,570	$19,391
(1)	The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2022 and 2021

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue, net	$937	$1,807	$2,449	$4,541
Cost of revenue	807	1,301	2,069	3,281
Gross profit	130	506	380	1,260

Operating Expenses:
Research and development	1,939	1,322	5,359	3,800
Sales and marketing	1,539	1,021	4,165	2,870
General and administrative	1,400	1,081	3,608	3,037
Total operating expenses	4,878	3,424	13,132	9,707
Loss from operations	(4,748)	(2,918)	(12,752)	(8,447)

Interest expense	(173)	(3)	(174)	(9)
Change in fair value of warrant liability	274	—	274	—
Gain on forgiveness of Paycheck Protection Program loan	—	859	-	859
Other (expense) income	(2)	1	(7)	(6)
Warrant inducement expense	—	—	—	(1,146)
Loss before provision for income taxes	(4,649)	(2,061)	(12,659)	(8,749)
Provision for income taxes	—	—	2	2
Net loss	(4,649)	(2,061)	(12,661)	(8,751)
Convertible preferred stock dividend	—	—	—	(34)
Deemed dividend on exchange of convertible preferred stock for common stock	—	—	—	(1,192)
Net loss attributable to common stockholders	$(4,649)	$(2,061)	$(12,661)	$(9,977)
Net loss per common share - basic and diluted	$(0.31)	$(0.15)	$(0.85)	$(0.86)
Weighted average number of common shares used in computing net loss per common share	15,070,489	13,917,295	14,975,121	11,600,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2022 and 2021

(in thousands, except share and per share data)

(unaudited)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	—	—	15,819,059	$2	$228,578	$(212,203)	$16,377
ASC 842 adoption adjustment	—	—	—	—	—	33	33
Stock-based compensation	—	—	1,067,400	—	480	—	480
Release of vested restricted common stock	—	—	5,668	—	—	—	—
Restricted stock awards cancelled	—	—	(8,663)	—	—	—	—
Net loss	—	—	—	—	—	(3,904)	(3,904)
Balance as of March 31, 2022	—	—	16,883,464	$2	$229,058	$(216,074)	$12,986
Stock-based compensation	—	—	30,000	—	506	—	506
Release of vested restricted common stock	—	—	1,167	—	—	—	—
Restricted stock awards cancelled	—	—	(14,809)	—	—	—	—
Net loss	—	—	—	—	—	(4,108)	(4,108)
Balance as of June 30, 2022	—	—	16,899,822	2	229,564	(220,182)	9,384
Stock-based compensation	—	—	177,500	—	526	—	526
Release of vested restricted common stock	—	—	59,931	—	—	—	—
Restricted stock awards cancelled	—	—	(17,900)	—	—	—	—
Issuance of warrants in connection with convertible promissory note	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	(4,649)	(4,649)
Balance as of September 30, 2022	—	—	17,119,353	$2	$230,181	$(224,831)	$5,352

	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2020	250,000	$597	8,402,250	$1	$207,698	$(200,383)	$7,316
Issuance of common stock upon warrant exercise	—	—	2,086,251	—	5,095	—	5,095
Warrants issued in connection with warrant exercise	—	—	—	—	567	—	567
Convertible preferred stock dividend	—	20	—	—	(20)	—	(20)
Stock-based compensation	—	—	643,700	—	254	—	254
Release of vested restricted common stock	—	—	352	—	—	—	—
Net loss	—	—	—	—	—	(3,292)	(3,292)
Balance as of March 31, 2021	250,000	617	11,132,553	1	213,594	(203,675)	9,920
Issuance of common stock upon warrant exercise	—	—	1,360,244	—	3,159	—	3,159
Warrants issued in connection with warrant exercise	—	—	—	—	579	—	579
Convertible preferred stock dividend	—	14	—	—	(14)	—	(14)
Exchange of convertible preferred stock for common stock	(250,000)	(631)	250,000	—	1,640	—	1,640
Warrants issued upon exchange of preferred stock for common stock	—	—	—	—	570	—	570
Deemed dividend on exchange of convertible preferred stock	—	—	—	—	(1,192)	—	(1,192)
Stock-based compensation	—	—	10,000	—	335	—	335
Issuance of common stock to vendor	—	—	10,000	—	34	—	34
Net loss	—	—	—	—	—	(3,398)	(3,398)
Balance as of June 30, 2021	—	—	12,762,797	1	218,705	(207,073)	11,633
Stock-based compensation	—	—	320,800	—	349	—	349
Release of vested restricted common stock	—	—	201,343	—	-	—	—
Issuance of common stock upon warrant exercise	—	—	19,000	—	49	—	49
Registered direct offering, net of issuance costs	—	—	2,500,000	1	9,025	—	9,026
Net loss	—	—	—	—	—	(2,061)	(2,061)
Balance as of September 30, 2021	—	$—	15,803,940	$2	$228,128	$(209,134)	$18,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2022 and 2021

(in thousands, except share and per share data)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,661)	$(8,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant inducement expense	—	1,146
Forgiveness of Paycheck Protection Program loan	—	(859)
Stock-based compensation	1,512	938
Depreciation and amortization	91	59
Expense for issuance of common stock for services	—	34
Amortization of debt discounts	156	—
Change in fair value of warrant liability	(274)	—
Changes in operating assets and liabilities:
Accounts receivable	(23)	(120)
Inventories	(2,504)	(1,246)
Prepaid expenses and other assets	53	(572)
Other assets	79	—
Accounts payable	1,074	153
Accrued liabilities	(288)	644
Other liabilities	(111)	—
Net cash used in operating activities	(12,896)	(8,574)

Cash flows from investing activities:
Purchases of property and equipment	(36)	(86)
Net cash used in investing activities	(36)	(86)

Cash flows from financing activities:
Proceeds from issuance of common stock upon warrant exercises, net of issuance costs	—	8,303
Proceeds from issuance of convertible notes payable, net of issuance costs	2,483	—
Repayment of capital lease	(15)	(17)
Proceeds from issuance of common stock, in registered direct offering, net of issuance costs	—	9,026
Net cash provided by financing activities	2,468	17,312

Net (decrease) increase in cash and cash equivalents	(10,464)	8,652
Cash and cash equivalents as of beginning of period	13,108	7,415
Cash and cash equivalents as of end of period	$2,644	$16,067

Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$3
Cash paid for income taxes	$2	$2

Noncash Investing and Financing Activities:
Issuance of warrants in connection with convertible notes payable	$1,076	$—
Derivative liability recorded in connection with issuance of convertible notes payable	$286
Exchange of convertible preferred stock for common stock	$—	$1,640
Deemed dividend on exchange of convertible preferred stock for common stock	$—	$(1,192)
Issuance of warrants in connection with exchange of preferred stock	$—	$570
Convertible preferred stock dividend	$—	$34

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

NASDAQ Notifications

On June 23, 2022, the Company received a written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of the Company’s common stock was below $1.00 per share for the previous thirty (30) consecutive business days. The Notice has no immediate effect on the listing of the common stock, which will continue to trade uninterrupted on the Nasdaq Capital Market under the ticker “WISA.”

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

Strategic Advisor

During the third quarter of 2022, the Company retained a strategic advisor to explore strategic opportunities specifically involving the Company’s IP. Potential strategic opportunities that may be explored or evaluated as part of this process include the potential for capital raising transactions, an acquisition, sale of assets, including substantially all of the Company’s assets, merger, business combination, partnership, joint venture, licensing and/or another strategic alternative. Despite the Company’s efforts to identify and evaluate potential strategic transactions, the process may not result in any definitive offer to consummate a strategic transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition as necessary, and sometimes requires partial payment in advance of shipping. As of September 30, 2022 and December 31, 2021, there was no allowance for doubtful accounts. As of September 30, 2022, the Company had two customers accounting for 61%, and 12% of accounts receivable. As of December 31, 2021, the Company had two customers accounting for 35%, and 27% of accounts receivable.

The Company had three customers accounting for 42%, 16% and 12% of its net revenue for the three months ended September 30, 2022. The Company had three customers accounting for 20%, 18%, and 16% of its net revenue for the nine months ended September 30, 2022. The Company had three customers accounting for 63%, 12% and 12% of its net revenue for the three months ended September 30, 2021. The Company had three customers accounting for 33%, 17%, and 10% of its net revenue for the nine months ended September 30, 2021.

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company’s products, competition from substitute products and larger companies, protection of proprietary technology, strategic relationships, dependence on key individuals, and the uncertainties related to supply chain disruptions for customers and suppliers as well as the impact that inflation may have on consumer purchasing and the economy as a whole.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of September 30, 2022 and December 31, 2021, the Company had capitalized $206,000 and $83,000 respectively, of deferred offering costs in prepaid expenses and other current assets on the condensed consolidated balance sheet.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

During the three and nine months ended September 30, 2022 and 2021, net revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Components	$696	$1,632	$1,769	$3,949
Consumer Audio Products	241	175	680	592
Total	$937	$1,807	$2,449	$4,541

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the condensed consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of September 30, 2022 and December 31, 2021.

	September 30,	December 31,
(in thousands)	2022	2021
Contract liabilities	$32	$—

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and nine months ended September 30, 2022 were $300,000 and $704,000, respectively. Advertising costs for the three and nine months ended September 30, 2021 were $152,000 and $451,000, respectively.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2022 and 2021, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and nine months ended September 30, 2022 and 2021.

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

As of September 30, 2022, warrants to purchase 6,702,802 shares of common stock, 1,677,484 shares of restricted stock, 290,625 shares of restricted stock issued under an inducement grant and 731,627 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

As of September 30, 2021, warrants to purchase 4,475,424 shares of common stock, 711,805 shares of restricted stock, 310,000 shares of restricted stock issued under an inducement grant and 456,931 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Recently Adopted Accounting Pronouncements

Adoption of Accounting Standards Codification (“ASC”) 842

The Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), as of January 1, 2022, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and the Company elected the hindsight practical expedient to determine the lease term for existing leases.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

2.	Going Concern

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of September 30, 2022, the Company had cash and cash equivalents of $2.6 million and reported net cash used in operations of $12.9 million during the nine months ended September 30, 2022. In August of 2022, the Company raised net proceeds of $2.5 million from the issuance of a $3.6 million convertible notes payable. In September 2022, the Company entered into an “at-the-market” sales agreement with Maxim and no proceeds have yet been generated by the sales agreement. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and costs associated with efforts to increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring additional debt. To date, the Company has funded its operations primarily through sales of its common stock in public markets, sales of common and preferred units prior to its initial public offering (“IPO”) proceeds from the exercise of warrants to purchase common stock and the sale of convertible notes and issuance of convertible notes payable. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

3.	Balance Sheet Components

Inventories (in thousands):

	September 30,	December 31,
	2022	2021

Raw materials	$3,116	$2,676
Work in progress	452	784
Finished goods	3,716	1,320
Total inventories	$7,284	$4,780

Property and equipment, net (in thousands):

	September 30,	December 31,
	2022	2021
Machinery and equipment	$992	$965
Tooling	11	11
Computer software	—	89
Furniture and fixtures	15	15
Leasehold improvements	127	40
	1,145	1,120
Less: Accumulated depreciation and amortization	(947)	(958)
Property and equipment, net	$198	$162

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $31,000 and $20,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $91,000 and $59,000, respectively.

The cost and accumulated depreciation of assets acquired under finance lease included in machinery and equipment in the above table as of September 30, 2022 were $72,000 and $50,000 respectively.

Accrued liabilities (in thousands):

	September 30,	December 31,
	2022	2021
Accrued rebate	$417	$356
Accrued vacation	401	385
Lease liability	142	—
Accrued audit fees	140	191
Customer advances	32	—
Accrued compensation	—	231
Accrued other	107	253
Total accrued liabilities	$1,239	$1,416

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

4.	Borrowings

Convertible Promissory Note

On August 15, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a senior secured convertible note in the principal amount of $3,600,000 (the “Convertible Note”) and a warrant (the “Warrant”) to purchase up to 2,097,022 shares of the Company’s common stock, at an exercise price of $0.997 per share (the “Exercise Price”), in consideration for $3,000,000. Pursuant to the Purchase Agreement, upon the closing of the private placement of the Convertible Note and Warrant, pursuant to which Maxim acted as placement agent (the “Private Placement”), the Company received gross proceeds of $3,000,000. After the deduction of banker fees, commitment fees and other expenses associated with the transaction, the Company received net proceeds of $2,483,000. The Company intends to use the net proceeds primarily for working capital and general corporate purposes.

The Convertible Note matures on August 15, 2024, does not bear interest and ranks senior to the Company’s existing and future indebtedness and is secured to the extent and as provided in the Security Agreements. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note.

The Convertible Note defines “Conversion Price” as equal to the lesser of (a) 90% of the average of the five lowest daily VWAPs (as defined in the Convertible Note) during the previous twenty trading days prior to delivery to the Company of the Investor’s applicable notice of conversion (the “Conversion Notice”) and (b) $0.926 (the “Base Conversion Price”). The Base Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $0.25 per share (the “Floor Price”), a limitation required by the rules and regulations of Nasdaq, and certain exceptions upon any subsequent transaction at a price lower than the Base Conversion Price then in effect and standard adjustments in the event of stock dividends, stock splits, combinations or similar events; provided that in the event the Conversion Price equals the Floor Price, the Company is required to pay the Investor a cash amount determined pursuant to a formula in the Convertible Note, and provided further that the Floor Price will not apply in the event that the Company obtains Stockholder Approval (as defined in the Purchase Agreement) in accordance with Nasdaq rules. At any time after the closing date of the Private Placement, in the event that the Company issues or sells any shares of common stock or common stock Equivalents (as defined in the Convertible Note), subject to certain exceptions, at an effective price per share lower than the Base Conversion Price then in effect or without consideration, then the Base Conversion Price shall be reduced to the price per share paid for such shares of common stock or common stock Equivalents. Additionally, upon three days’ written notice to the holder after receipt of a Conversion Notice, in lieu of delivering Conversion Shares, the Company has the right to pay the Investor in cash an amount equal to 105% of the portion of the outstanding principal amount stated in such Conversion Notice. Further, at the Investor’s option, the Convertible Note is convertible into shares of common stock or redeemable for 103% of the portion of the outstanding principal amount to be converted in the event that any transaction causes the Conversion Price to be lower than the Floor Price. Subject to certain exceptions, commencing on the Conversion Trigger Date and for a nine-month period after such date, the Investor may convert only up to an aggregate of $250,000 in outstanding principal amount during any calendar month, provided, that if Stockholder Approval has been obtained, the Convertible Note is in default at the time or the Company meets certain capitalization conditions, such conversion limitation would not apply.

The obligations and performance of the Company under the Convertible Note and the Purchase Agreement are secured by: (a) a senior lien granted pursuant to security agreements between the Investor and the Company, on (a) all of the assets of the Company (b) a senior lien granted pursuant to trademark security agreements between the Investor and the Company; (c) a senior lien granted pursuant to a patent security agreement between the Investor and the Company on all of the patent assets of the Company; and (d) a pledge of certain securities pursuant to a pledge agreement between the Investor, the Company (such agreements listed in (a)-(d) above, collectively, the “Security Agreements”). The payment and performance obligations of the Company under the Convertible Note and the Purchase Agreement are guaranteed pursuant to a guaranty by the Company in favor of the Investor.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

4.	Borrowings, continued

In connection with the August 2022 Note, the Company issued warrants to the Investor and Maxim to purchase common shares of 2,097,022 and 194,384, respectively (see Note 6 – Fair Value Measurements). The sum of the fair value of the warrants, the original issue discount for interest, issuance costs and the derivative liability for the embedded conversion feature for the August 2022 Notes were recorded as debt discounts totaling $2,479,000 to be amortized to interest expense over the respective term using the effective interest method. During the three months ended September 30, 2022, the Company recognized $156,000 of interest expense from the amortization of debt discounts. As of September 30, 2022 the net unamortized debt discounts totaled $2,323,000 and the net carrying value of the convertible notes payable was $1,277,000.

The August 2022 Note contains several embedded conversion features. The Company also concluded that those conversion features require bifurcation from the Convertible Note and subsequent accounting in the same manner as a freestanding derivative. The Company recognized a derivative liability of $286,000 upon execution of the note agreement and that liability is unchanged at September 30, 2022. Accordingly, subsequent changes in the fair value of these conversion features are measured at each reporting period and recognized in the condensed consolidated statement of operations.

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

During the third quarter of 2021, the Company received full loan forgiveness for obligations related to the PPP Loan. The Company accounted for the PPP Loan as debt, and the loan forgiveness was accounted for as a debt extinguishment. The amount of loan and interest forgiven totaling $859,000, was recognized as a gain upon debt extinguishment in the three-month period ended September 30, 2021.

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

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

5.	Fair Value Measurements, continued

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy, are as follows:

(in thousands)	September 30, 2022
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$—	$—	$286
Warrant liability	—	—	719
	$—	$—	$1,005

(in thousands)	December 31, 2021
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$—	$—	$8

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2022 or September 30, 2021.

Warrant Liability

The changes in the fair value of the warrant liability for the three and nine months ended September 30, 2022 were as follows:

		Fair
		Value at
	December 31,	issuance	Change in	September 30,
	2021	date	fair value	2022
Warrant Liability	$8	985	(274)	$719

The calculation of the fair value is described in Note 6 – Convertible Preferred Stock and Stockholders’ Equity.

Derivative Liability

As described above, the conversion provisions embedded in the Convertible Note requires bifurcation and measurement at fair value as a derivative. The fair value was calculated using a Monte Carlo simulation to create a distribution of potential market capitalizations and share prices for the Company on a weekly basis over the assumed period, given the various scenarios. The average value of the Convertible Note was discounted to the valuation date to determine a calibrated discount rate so that the fair value of the Convertible Note was $3 million. The value of the Convertible Note was compared with the value of a hypothetical note with no conversion rights in order to determine the fair value of the conversion feature.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

5.	Fair Value Measurements, continued

The changes in the fair value of the derivative liability for the three and nine months ended September 30, 2022 were as follows:

		Fair
		Value at
	December 31,	issuance	Change in	September 30,
	2021	date	fair value	2022
Derivative liability	$—	286	—	$286

6.	Convertible Preferred Stock and Stockholders’ Equity

Series A 8% Senior Convertible Preferred Stock

On April 18, 2019, we entered into a Securities Purchase Agreement, dated as of April 18, 2019, with a an investor (the “Preferred Investor”) (the “Preferred SPA”), pursuant to which we issued 250,000 shares of our Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which shares did have a stated value of $4.00, grant holders the same voting rights as holders of our shares of common stock, and are convertible into shares of our common stock at price of $80.00 per share, subject to a floor price of $30.00 and to adjustment under our Certificate of Designations of the Preferences, Rights and Limitations of the Series A Preferred Stock, in consideration for $1,000,000 (the “Initial Tranche”). The Series A Preferred Stock may be issued in tranches of at least $500,000 and in an aggregate of up to $5 million. In connection with the Initial Tranche, the Company also issued to the Preferred Investor a warrant to purchase 12,756 shares of our common stock.

The Series A Preferred Stock contained an embedded conversion feature that the Company determined is a derivative requiring bifurcation. The fair value of the derivative liability at the issuance of the Series A Preferred Stock was $216,000, which was recorded as a derivative liability with the offset recorded as a discount to the Series A Preferred Stock.

On June 4, 2021, the Company and the Preferred Investor entered into an exchange agreement pursuant to which the Company exchanged with the Preferred Investor, all outstanding shares of Series A Preferred Stock, for 250,000 shares of common stock and warrants to purchase up to 187,500 shares of common stock. In connection with exchange agreement the Company recorded a deemed dividend of $1,192,000. Immediately following the exchange, the Company no longer had a derivative liability or any preferred stock outstanding.

On August 31, 2022, the Company filed an Elimination of Certificate of Designations of the Preferences, Rights and Limitations of the Series A 8% Senior Convertible Preferred Stock (the “Series A Elimination Certificate”) in order to eliminate and cancel all designations, rights, preferences and limitations of the shares of the Series A 8% Preferred Stock. Prior to the filing of the Series A Elimination Certificate, none of the 1,250,000 authorized shares of Series A Preferred Stock were issued and outstanding, and no shares of Series A Preferred Stock were to be issued subject to the Series A Certificate of Designations. The Series A Elimination Certificate became effective upon its filing with the Secretary of State of the State of Delaware.

As of September 30, 2022, there are no shares of preferred stock issued or outstanding.

Common stock

Carve-Out Plan

For the three months ended March 31, 2021, 352 shares of restricted stock issued under the Carve-Out Plan (the “Plan”), were released with an intrinsic value of approximately $2,000. No shares were subsequently issued under the Plan.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

For the three and nine months ended September 30, 2022, 61,348 and 284,299 shares of restricted stock issued under the LTIP, were released with an intrinsic value of approximately $37,000 and $294,000, respectively. For the three and nine months ended September 30, 2021, 29,064 shares of restricted stock issued under the LTIP, were released with an intrinsic value of approximately $93,000. A summary of activity related to restricted stock awards (excluding the deferred shares) for the nine months ended September 30, 2022 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2022	728,255	$3.43
Granted	1,274,900	$1.18
Vested	(284,299)	$3.07
Forfeited	(41,372)	$1.92
Non-vested as of September 30, 2022	1,677,484	$1.82

As of September 30, 2022, the unamortized compensation cost related to the unvested restricted stock awards was approximately $2,374,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years.

Inducement Grant

On September 13, 2021, the Company issued 310,000 shares of restricted common stock to Eric Almgren, the Company’s Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). Such shares were issued outside the Company’s LTIP and 2020 Stock Incentive Plan (the “2020 Stock Plan”). In accordance with the September 2021 Inducement Grant, 77,500 shares will vest monthly over a period of 36 months and the remaining 232,500 will vest in 77,500 increments, upon the achievement of certain company milestones related to the volume weighted average closing price per share of the Company’s common stock, as reported on NASDAQ, for the ten (10) consecutive days in which thresholds of the Company’s market capitalization of $75 million, $100 million and $150 million are achieved. The September 2021 Inducement Grant was valued with an approximate value of $772,000 and will be amortized over 36 months. On August 24, 2022, the September 2021 Inducement Grant’s vesting milestones related to the Company’s market capitalization were revised to $50 million, $75 million and $100 million. This revision was treated as a modification of the original award and the incremental value recorded was not significant. As of September 30, 2022, the unamortized compensation cost related to the unvested September 2021 Inducement Grant was approximately $504,000 which is to be amortized on a straight-line basis over a period of approximately 2.0 years. The Company recorded stock-based compensation of $63,000 and $191,000, respectively, related to this grant for the three and nine months ended September 30, 2022. As of September 30, 2022, 290,625 shares are unvested.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

2020 Stock Incentive Plan

A summary of activity related to restricted stock units under the Company’s 2020 Stock Plan for the nine months ended September 30, 2022 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2022	438,462	$2.36
Granted	—	$—
Vested	(66,766)	$2.43
Forfeited	(10,069)	$2.27
Non-vested as of September 30, 2022	361,627	$2.35

As of September 30, 2022, the unamortized compensation cost related to the unvested restricted stock units was approximately $451,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 0.9 years.

For the three and nine months ended September 30, 2022, 59,931 and 66,766 shares of restricted stock issued under the 2020 Stock Plan were released with an intrinsic value of approximately $43,000 and $50,000, respectively. For the three and nine months ended September 30, 2021, 201,343 shares of restricted stock units were released under the 2020 Stock Plan with an intrinsic value of approximately $646,000.

2022 Plan

On June 21, 2022, the board of directors adopted the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) and the reservation of an aggregate of 500,000 shares of the Company’s common stock authorized for issuance under the 2022 Plan, subject to stockholder approval. The 2022 Plan authorizes the grant of equity-based compensation, to the Company’s key managers, employees, consultants who provide technical and engineering and related services to the Company, in the form of restricted stock and restricted stock units. On August 19, 2022, the Company held the 2022 Annual Meeting of Stockholders and approved the adoption of the 2022 Plan and the reservation of an aggregate of 500,000 shares of the Company’s common stock. On September 19, 2022, the Company granted, an aggregate of 370,000 restricted stock units to managers, employees, consultants. Each restricted stock unit represents the right to receive one share of the Company’s common stock under the 2022 Plan.

A summary of activity related to restricted stock units under the Company’s 2022 Plan for the nine months ended September 30, 2022 is presented below:

		Weighted-Average
		Grant Date
Stock Units	Shares	Fair Value
Non-vested as of January 1, 2022	—	$—
Granted	370,000	$0.52
Vested	—	$—
Forfeited	—	$—
Non-vested as of September 30, 2022	370,000	$0.52

As of September 30, 2022, the unamortized compensation cost related to the unvested restricted stock units was approximately $191,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 3.7 years.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

Purchase Agreements

On December 30, 2021, the Company entered into a Sales Agreement with Maxim, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $4,500,000 from time to time through Maxim. The Company terminated this agreement on September 13, 2022. No shares of common stock were sold under the Sales Agreement.

On September 13, 2022, the Company entered into a 2022 Sales Agreement with Maxim, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $4,000,000 from time to time through Maxim. No shares of common stock had been sold under the 2022 Sales Agreement as of September 30, 2022.

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

In connection with the Convertible Note, the Company issued a warrant to the investor to purchase up to 2,097,022 shares of the Company’s common stock, at an exercise price of $0.997 per share (see Note 4 – Borrowings). The grant date fair value of such warrants was $985,000, which was recorded as debt discount with the offset recorded to warrant liability on the condensed consolidated balance sheets. The warrant was recorded as a liability due to the potential variability of its exercise price. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $0.77; expected dividend yield of 0.0%; expected volatility of 80.3%; risk-free interest rate of 2.91% and expected life of 5 years.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

At September 30, 2022, the fair value of the warrant was $719,000. The Company determined the fair value of the warrant using the Black-Scholes Model based on the following weighted average assumptions: common stock price on revaluation date of $0.56; expected dividend yield of 0.0%; expected volatility of 88.3%; risk-free interest rate of 4.06% and expected life of 4.87 years. The corresponding change in the fair value of the warrant liability of $274,000 was recorded to other income on the condensed consolidated statements of operations.

The Warrant is exercisable immediately and will expire on the fifth (5th) anniversary of its date of issuance and may be exercised on a cashless basis in the event of a fundamental transaction involving the Company or if the resale of the shares of common stock underlying the Warrant is not covered by a registration statement. The Exercise Price is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the Exercise Price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

In connection with the Convertible Note, the Company issued a warrant to Maxim to purchase up to 194,384 shares of the Company’s common stock, at an exercise price of $0.997 per share (see Note 4 – Borrowings). The grant date fair value of such warrants was $91,000, which was recorded as debt discount with the offset recorded to additional paid-in capital on the condensed consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $0.77; expected dividend yield of 0.0%; expected volatility of 80.3%; risk-free interest rate of 2.91% and expected life of 5 years.

The Warrant is exercisable at any time on or after the six-month anniversary of the closing date of the Private Placement and will expire on the fifth (5th) anniversary of its date of issuance and may be exercised on a cashless basis in the event that the shares of common stock underlying the warrant are not covered by a registration statement. In addition, the warrant includes a registration rights provision granting Maxim the same registration rights granted to the Convertible Note investor pursuant to the Purchase Agreement. The exercise price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

Information regarding warrants for common stock outstanding and exercisable as of September 30, 2022 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	September 30, 2022	Life (years)	September 30, 2022
$1.00 - $2.61	3,938,571	2.92	3,734,187
$3.00 - $4.46	2,446,219	2.88	2,446,219
$6.40 - $9.80	32,889	2.41	32,889
$15.80 - $17.50	92,940	0.50	92,940
$24.80 - $125.00	192,183	0.51	192,183
4.39*	6,702,802	3.47	6,498,418
*	Weighted average

Warrants exercisable as of September 30, 2022 exclude warrants to purchase 10,000 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones and 204,384 shares of common stock issued to Maxim which will become exercisable on February 15, 2023. Additionally, warrants to purchase 20,722 shares of common stock which are shown above with a price of $15.80 are pre-funded warrants under which the holder must only pay $0.20 per share to complete the exercise.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

The Company recorded a provision for income taxes of $0 and $2,000 for the three and nine months ended September 30, 2022 and $0 and $2,000 for the three and nine months ended September 30, 2021, respectively.

The Company’s effective tax rate was 0% and (0.02%) for the nine months ended September 30, 2022 and 2021, respectively. The difference between the effective tax rate and the federal statutory tax primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of September 30, 2022 and December 31, 2021, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the nine months ended September 30, 2022 and 2021 was calculated on a jurisdiction basis.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

The following table reflects our lease assets and our lease liabilities at September 30, 2022 (in thousands):

	September 30,	January 1,
	2022	2022
Assets:
Operating lease right-of-use assets	$143	$212

Liabilities:
Operating lease liabilities, current	$142	$148
Operating lease liabilities, non-current	$74	$179

Lease Costs:

The components of lease costs were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating lease cost	$28	$74
Short-term lease cost	9	38
Total lease cost	$37	$112

As of September 30, 2022, the maturity of operating lease liabilities was as follows (in thousands):

2022 (remaining 3 months)	$28
2023	173
2024	29
Total lease payments	230
Less: Interest	(14)
Present value of lease liabilities	$216

Lease Term and Discount Rate:

September 30, 2022
Weighted-average remaining lease term (in years)	1.4
Weighted-average discount rate	8.0%

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

8.	Commitments and Contingencies, continued

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating cash outflows from operating leases	$42	$125

Finance Lease

During August 2020, the Company entered into a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the condensed consolidated balance sheets.

Future minimum lease commitments for the finance lease as of September 30, 2022 are as follows (in thousands):

Payments due in:
Year ending December 31, 2022 (remaining 3 months)	$7
Year ending December 31, 2023	15
Total minimum lease payments	22
Less: Amounts representing interest	(1)
Present value of finance lease obligations	21
Less: Current portion of finance lease liabilities	21
Other liabilities	$—

Obligations under the finance lease are included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.

Management Team Retention Bonus

On September 1, 2022, the “Company adopted its Management Team Retention Bonus Plan (the “Retention Plan”), to incentivize certain management level employees (the “Managers”) to remain intact through and shortly following a potential “Change of Control” (as defined in the Retention Plan). The aggregate Retention Plan bonus amounts for all Managers is $1,250,000.

The Retention Plan provides that each Manager is eligible to receive a lump sum cash amount under the Retention Plan, on the earlier of the six-month anniversary of the date of a Change of Control or at the time of such Manager’s involuntary termination other than for “Cause” (as defined in the Retention Plan) or termination for “Good Reason” (as defined in the Retention Plan). The Retention Plan will terminate upon the earlier of June 30, 2023 if a Change of Control has not occurred by such date or upon the payment of all Retention Bonus Amounts. As of September 30, 2022, no accrual has been made under the Retention Plan.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

For the three months ended September 30, 2022 and 2021, Hansong Technology purchased modules from the Company of approximately $146,000 and $263,000, respectively, and made payments to the Company of approximately $191,000 and $333,000, respectively. For the three months ended September 30, 2022 and 2021, Hansong Technology sold speaker products to the Company of approximately $908,000 and $96,000, respectively, and the Company made payments to Hansong Technology of approximately $516,000 and $309,000, respectively.

For the nine months ended September 30, 2022 and 2021, Hansong Technology purchased modules from the Company of approximately $337,000 and $496,000, respectively, and made payments to the Company of approximately $191,000 and $380,000, respectively. For the nine months ended September 30, 2022 and 2021, Hansong Technology sold speaker products to the Company of approximately $1,367,000 and $854,000, respectively, and the Company made payments to Hansong Technology of approximately $1,306,000 and $962,000, respectively.

At September 30, 2022 and 2021, the Company owed Hansong Technology approximately $851,000 and $96,000, respectively. At September 30, 2022 and 2021, Hansong Technology owed the Company approximately $146,000 and $129,000, respectively.

As of September 30, 2022 and December 31, 2021, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

David Howitt

Mr. Howitt has served as a member of the Company’s board of directors since December 2021. Mr. Howitt is founder and CEO of Meriwether Group LLC, (“Meriwether”), a strategic consulting firm that works with disruptive consumer brands. Meriwether is the manager of Meriwether Accelerators LLC (“Meriwether Accelerators”).

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

(unaudited)

9.Related Parties, continued

The Company is a party to a professional services agreement with Meriwether Accelerators, dated as of January 15, 2022, pursuant to which, the Company has agreed to pay Meriwether Accelerators (i) $7,500 per month for a period of six months; and (ii) issue 10,000 shares of common stock for each partnership brought to fruition as a result of Meriwether Accelerators’ services and introduction, for up to 40,000 shares of common stock, which shares will have piggyback registration rights, in consideration for certain licensing services and strategic partnership collaborations to be provided by Meriwether Accelerators as set forth in such agreement. For the three and nine months ended September 30, 2022, the Company paid Meriwether Accelerators $8,000 and $45,000, respectively. As of September 30, 2022, the Company has not issued any shares of common stock to Meriwether Accelerators under this agreement nor has it recorded any compensation expense related to the issuance of common stock.

As of September 30, 2022 and December 31, 2021, Mr. Howitt owned less than 1.0% of the outstanding shares of the Company’s common stock.

10.	Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
North America	$244	$166	$681	$710
Europe	62	162	411	403
Asia Pacific	631	1,479	1,357	3,428
Total	$937	$1,807	$2,449	$4,541

Substantially all of our long-lived assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this “Report”). Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this Report.

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

Continuing Impacts of the Novel Coronavirus (“COVID-19”) on Our Business and Operations

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Given the fact that our products are sold through a variety of distribution channels, we have experienced and we continue to expect that our sales will experience some volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID -19 pandemic as well as supply chain disruptions and the impacts of inflation. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID -19 on future operating results. To date, we have experienced shipment delays from our suppliers due to COVID -19, which have not had a material adverse impact on our operating results for the quarter ended September 30, 2022. Although we have not directly experienced a material supply interruption, our customers have experienced, and may continue to experience, disruptions in their operations and supply chains as a result of COVID-19, which have resulted, and may in the future result, in delayed, reduced or canceled orders, or collection risks, and which have had, and may in the future have, an adverse effect on our results of operations. There can be no assurance that we will not experience material supply delays or interruptions in the future due to COVID -19.

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

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenue

Revenue for the three months ended September 30, 2022 was $937,000 a decrease of $870,000, or 48%, compared to the revenue for three months ended September 30, 2021 of $1,807,000. The decrease was a result of lower Component revenue which decreased by $936,000, compared to the three months ended September 30, 2021, offset partially by Consumer Audio Product sales which increased by $66,000, compared to the three months ended September 30, 2021. The decrease in Component revenue was due in part to (i) a decrease in demand and (ii) supply chain interruptions experienced by our customers as a result of COVID-19, with their delaying orders to us until other components for their products could be obtained.

Revenue for the nine months ended September 30, 2022 was $2,449,000, a decrease of $2,092,000, or 46%, compared to the revenue for the nine months ended September 30, 2021 of $4,541,000. The decrease was a result of lower Component revenue which decreased by $2,180,000, compared to the nine months ended September 30, 2021, offset partial by Consumer Audio Product sales which increased by $88,000, compared to the nine months ended September 30, 2021. The decrease in Component revenue was due in part to (i) a decrease in demand and (ii) supply chain interruptions experienced by our customers as a result of COVID-19, with their delaying orders to us until other components for their products could be obtained.

Gross Profit and Operating Expenses

Gross Profit

Gross profit for the three months ended September 30, 2022 was $130,000, a decrease of $376,000 compared to $506,000 gross profit for the three months ended September 30, 2021. The decrease in gross profit is mainly attributable to lower volumes of Component sales. The gross margin as a percent of sales was 14% for the three months ended September 30, 2022 compared to 28% for the three months ended September 30, 2021. The decrease in gross margin as a percent of sales is mainly attributable to reduced sales volumes in comparison to the fixed portion of costs included in our manufacturing.

Gross profit for the nine months ended September 30, 2022 was $380,000, a decrease of $880,000 compared to $1,260,000 gross profit for the nine months ended September 30, 2021. The decrease in gross profit is mainly attributable to lower volumes of Component sales. The gross margin as a percent of sales was 16% for the nine months ended September 30, 2022 compared to 28% for the nine months ended September 30, 2021. The decrease in gross margin as a percent of sales is mainly attributable to reduced sales volumes in comparison to the fixed portion of costs included in our manufacturing.

Research and Development

Research and development expenses for the three months ended September 30, 2022 were $1,939,000, an increase of $617,000, compared to the research and development expenses for the three months ended September 30, 2021 of $ 1,322,000. The increase in research and development expenses is primarily related to increased salary and benefit expenses, consulting expenses and stock-based compensation expenses of $325,000, $244,000, and $27,000, respectively.

Research and development expenses for the nine months ended September 30, 2022 were $5,359,000, an increase of $1,559,000 compared to the research and development expenses for the nine months ended September 30, 2021 of $3,800,000. The increase in research and development expenses is primarily related to increased salary and benefit expenses, stock-based compensation expenses, consulting expenses and recruiting expenses $820,000, $79,000, $395,000 and $126,000 respectively.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2022 were $1,539,000, an increase of $518,000, compared to the sales and marketing expenses for the three months ended September 30, 2021 of $1,021,000. The increase in sales and marketing expenses is primarily related to increased salary and benefit expenses, stock-based compensation expenses, consulting expenses, recruiting expenses, tradeshow expenses and advertising expenses of $84,000, $85,000, $57,000, $30,000, $28,000 and $148,000, respectively.

Sales and marketing expenses for the nine months ended September 30, 2022 were $4,165,000, an increase of $1,295,000, compared to the sales and marketing expenses for the nine months ended September 30, 2021 of $2,870,000. The increase in sales and marketing expenses is primarily related to increased salary and benefit expenses, stock-based compensation expenses, consulting expenses, recruiting expenses, and advertising expenses of $365,000, $289,000, $139,000, $30,000 and $251,000, respectively.

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 were $1,400,000, an increase of $319,000, compared to the general and administrative expenses for the three months ended September 30, 2021 of $1,081,000. The increase in general and administrative expenses is primarily related to increased stock-based compensation expenses, consulting expenses, accounting fees and legal fees of $65,000, $112,000, $59,000 and $102,000, respectively.

General and administrative expenses for the nine months ended September 30, 2022 were $3,608,000 an increase of $571,000, compared to the general and administrative expenses for the nine months ended September 30, 2021 of $3,037,000. The increase in general and administrative expenses is primarily related increased stock-based compensation expenses, consulting expenses, legal fees and board fees of $218,000, $139,000, $162,000 and $79,000, respectively.

Interest Expense

Interest expense for the three and nine months ended September 30, 2022, was $173,000 and $174,000, respectively. Interest expense for the three and nine months ended September 30, 2022 was primarily due to the amortization of debt discounts associated with the convertible debt that the Company incurred in August 2022. Interest expense for the three and nine months ended September 30, 2021 was not significant.

Change in Fair Value of Warrant Liability

During the three and nine months ended September 30, 2022, there was a gain of $274,000 due to the change in fair value of the warrant liability. The gain was due to the decrease in our common stock price during the period.

There was no change in the fair value of the warrant liability for the three and nine months ended September 30, 2021.

Gain on Forgiveness of Paycheck Protection Loan

The Company recorded a gain of $859,000 due to the forgiveness of the Paycheck Protection Loan for the three and nine months ended September 30, 2021. No such forgiveness occurred during the three and nine months ended September 30, 2022.

Deemed Dividend on Exchange of Convertible Preferred Stock for Common stock

During the three and nine months ended September 30, 2021, the Company recorded a deemed dividend of $0 and $1,192,000 in connection with the exchange of all 250,000 shares of preferred stock for 250,000 shares of common stock and warrants to purchase up to 187,500 shares of common stock, which warrants were subsequently fully exercised on a cashless basis for 79,244 shares of common stock. No such deemed dividend occurred during the three and nine months ended September 30, 2022.

Warrant Inducement Expense

No warrant inducement occurred during the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2022 were $2,644,000, compared to $13,108,000 as of December 31, 2021.

We incurred a net loss of $12,661,000 for the nine months ended September 30, 2022 and used net cash in operating activities of $12,896,000. We incurred a net loss of $ 8,751,000 for the nine months ended September 30, 2021 and used net cash in operating activities of $8,574,000. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the nine months ended September 30, 2022, was related to the increase in net loss and increase in inventories, partially offset by an increase in accounts payable.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In July 2021, we raised approximately $9,026,000 in net proceeds in a registered direct offering from the issuance and sale of 2,500,000 shares of common stock at a price of $4.00 per share. For the year ended December 31, 2021, we raised net proceeds of approximately $8,303,000 from exercises of warrants which were acquired by investors in conjunction with such financings completed during fiscal 2020. In August 2022, we received net proceeds of $2,483,000, from the issuance of a convertible promissory note to an investor. In September 2022, we entered into a sales agreement with Maxim pursuant to which the Company may sell from time to time, shares of its common stock having an aggregate offering price of up to $4.0 million through the Agent. As of September 30, 2022, the Company has not sold any shares of common stock under the sales agreement. We will need to raise proceeds via the issuance of equity securities and/or the sale of debt instruments in the fourth quarter of 2022 to fund operations through December 31, 2022 and into fiscal year 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2022, our disclosure controls and procedures was effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risks and uncertainties are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Report”) and elsewhere, and may adversely affect our business, financial condition or operating results. If any of these risk factors should occur, moreover, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment. These risk factors, along with other information contained in this Report, should be carefully considered in evaluating our prospects.

We depend upon the timely delivery of products from our vendors and purchases from our partners and customers.

We depend on manufacturers and component customers to deliver and purchase hardware and consumer electronics in quantities sufficient to meet customer demand. In addition, we depend on these manufacturers and customers to introduce new and innovative products and components to drive industry sales. During the third quarter of 2022, we have experienced sales declines indirectly through disruption in the supply chain for several of our industry partners or customers whose own supply chains have been disrupted based on a variety of macroeconomic events that may or may not be related to the COVID-19 pandemic, which have resulted in delays throughout the consumer electronics industry. Any material delay in the introduction or delivery, or limited allocations of products or offerings could result in reduced sales by us, which could have a material adverse impact on our financial results. Any reduction in allocation of components or new hardware platforms or other technological advances by vendors or our customers (in which our technology is part of their hardware offering) to third parties such as big box retailers, could also have a material adverse impact on our financial results.

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

WISA Technologies, Inc.

Date: November 16, 2022	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 16, 2022	By:	/s/ George Oliva
George Oliva
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)