Form 10-K
period 2022-12-31
WISA TECHNOLOGIES, INC.
filed 2023-03-17
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes◻  No ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻  No ⌧

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $9,872,485 based on the closing price of $62.00 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 1,967,878 shares of its common stock outstanding as of March 14, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of WiSA Technologies, Inc.’s (“WiSA”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions; the ongoing economic and social consequences of the COVID-19 pandemic; WiSA’s ability to continue as a going concern; WiSA’s ability to manage costs and execute on its operational and budget plans; and, WiSA’s ability to achieve its financial goals.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.	Business

Overview

We believe that the future of audio technology is in wireless devices and that WiSA is well positioned to deliver best-in-class immersive wireless sound technology for intelligent devices and next generation home entertainment systems. We currently sell modules which wirelessly transmit and receive audio directly to speakers. Additionally, we plan to license our proprietary software technology, currently embedded in our wireless modules, to other companies who can then embed our technology into other Wi-Fi enabled smart devices. The segment of the wireless audio market that WiSA focuses on is comprised of scalable multichannel solutions with levels of latency that are low enough to synchronize with video. The term multichannel refers to the use of multiple audio tracks to reconstruct a sound field using multiple speakers.

As part of the effort to grow the wireless multichannel home audio segment, WiSA Technologies, Inc (f/k/a Summit Wireless) was a founding member of the WiSA Association, an association dedicated to providing industry leadership and consumer choice through interoperability testing between brands. Products certified and marked with a WiSA Association logo have been tested to interoperate. This preserves consumer choice by enabling consumers to choose different wireless transmitting products across different brands where audio is decoded with speakers that have the WiSA Association logo displayed. Our marketing strategy focuses on, what we believe, are two emerging wireless audio market needs: immersive, multi-channel audio and lower signal latency. WiSA currently sells custom semiconductor chips and wireless modules to a growing list of consumer electronics customers, including major brands in the consumer electronics industry. We believe that a growing adoption of our technology by leaders in this industry will revolutionize the way people experience media content through their mobile devices, televisions (“TVs”), game consoles and personal computers (“PCs”).

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

Our Technology

Our fundamental technology addresses some of the main issues that we perceive hinder the growth of immersive audio in the home: complexity of installation and setup, cost, interoperability between smart devices and the speakers or soundbars. We believe that consumers want to experience theater-quality immersive sound from the comfort of their homes. However, traditional immersive audio systems, commonly referred to as home theater surround sound systems, are wired and often require expensive audio-visual (“AV”) receivers to decode the audio stream, leaving the consumer with the burden of concealing the wires. Hiring a professional to hide the wires into the walls or floor is invasive, complicated, costly, and time consuming. Further, people who rent as opposed to own their home, may not be able to install these systems as the installation construction needed may not be permitted under a lease agreement. Our first-generation wireless technology addresses these problems by transmitting wireless audio to each speaker at Blu-ray quality (uncompressed 24 bit audio up to 96 kHz sample rates) and emphasizing ease of setup. To our knowledge, WiSA’s custom chips and modules technology is one of the only technologies available today that can stream up to eight (8) separate wireless audio channels with low latency, removing lip-sync issues between the audio and video sources. In addition, every speaker within a system that utilizes our technology can be synchronized to less than one microsecond, thus eliminating phase distortion between speakers. WiSA’s first-generation technology shows that wireless immersive audio systems are viable home audio solutions for the average consumer and audio enthusiast alike.

Having successfully developed wireless audio solutions for the high-end of the immersive audio market, WiSA is continuing its development of proprietary software targeted at bringing its best-of-class immersive audio technology to entry/mid-level audio systems. Noting the growth of the sound bar market, WiSA plans a low-cost, entry-level wireless audio solution designed to meet the needs of the consumer looking for a sound bar-based, value-driven immersive audio system. To address this market segment, WiSA is currently developing certain proprietary software for which patent applications have been submitted that will enable sound bars as well as smart devices that have Wi-Fi and video media to deliver immersive audio. A prototype version of our software technology has been demonstrated to select customers (pursuant to confidentiality agreements). Our goal is to commercialize a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost systems on a chip (“SOC”) and modules, (iii) provide a low power consumption option to allow for use in battery-powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

WiSA Association

Our wholly-owned subsidiary, WiSA, LLC, operates the WiSA Association, which is an association of brands, manufacturers, and influencers within the consumer electronics industry, with the purpose of promoting a standardized method of interoperability between wireless audio components using WiSA’s technology. The WiSA Association creates, maintains and manages specifications for wireless interoperability that are available to all WiSA Association members. For products with a WiSA Association certification, the WiSA Association also creates, maintains, and manages testing criteria and specifications for all products to be listed, marketed and sold. WiSA-certification is an industry-wide “stamp of approval” certifying that a product is interoperable with other products in the WiSA ecosystem and has passed several high-performance tests ensuring interoperability and wireless performance standards are met. As the sole owner of WiSA, LLC, we certify all WiSA Association products.

In 2018, we introduced the WiSA Ready™ certification. The WiSA Ready™ certification identifies entertainment sources – such as TVs, gaming systems or computers – that are equipped to deliver up to eight (8) channels of HD audio to WiSA-certified speakers when connected with a WiSA Universal Serial Bus (“USB”) transmitter. This program simplifies consumer setup and reduces costs by replacing AV receivers or wireless hubs with a low-cost USB accessory. We believe that using WiSA Ready™ products allows consumers to more simply and conveniently enjoy wireless multi-channel sound, eliminating the clutter, wires, and complicated installs generally required to create immersive audio experiences. LG Electronics and Hisense have introduced TV and projector product lines that have been certified WiSA Ready™. Additionally, TCL, Skyworth, and Bang & Olufsen have built WiSA’s modules into some of their TVs.

Currently, WiSA-certified products are required to use WiSA modules in order to meet the standards set by the WiSA Association. As a result, WiSA Association members purchase modules from us in order to build their products to meet such standards.

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

As part of building the category of immersive audio and driving consumer awareness, WiSA has created the WiSA Wave, which includes a number of online direct-to-consumer marketing programs. WiSA Association has dramatically increased consumer awareness, as measured by web traffic through WiSA’s websites. There were approximately 1.4 million web visitors in 2022. WiSA utilizes Google analytics to identify and measure unique user web traffic. WiSA Wave activities have expanded to include joint marketing WiSA products with retailers, the creation of WiSA storefronts on retailer websites, retailer co-op ads, and multibrand ads supporting WiSA members.  Additionally, WiSA uses the WiSA Wave to drive the promotion and sale of the Platin Audio line of immersive audio speaker systems, a brand of speakers designed to promote WiSA Certified functionality at new price points and product performance levels.

Modules

WiSA has designed wireless modules that provide high performance wireless audio for our customers to integrate into their products, such as a speaker, TV, media hubs and USB or HDMI dongles. These modules include our custom semiconductors with our intellectual property (“IP”) built in as well as a Wi-Fi radio for communications. By designing and selling these modules, we believe that we can reduce our customers’ design expense, accelerate their time-to-market cycle, and reduce the cost of each module. WiSA offers both a “TX” module to transmit the audio from a host device like a media hub, TV or dongle to WiSA-enabled speakers and an “RX” model for speakers that receive the wireless audio signal and processes it for audio play out.

Modules for Consumer Products

WiSA’s TX modules are targeted for integration into TVs, AV receivers, media hubs and USB or HDMI dongles. WiSA’s transmitter, with its integrated antenna, is designed to support rooms as large as 10 meters by 10 meters with uncompressed, 24 bit audio up to 96 kHz sample rate. The module supports a simple interface, with Inter-IC Sound (“I2S”) or USB audio and control. In addition, WiSA’s technology has been approved by Digital Content Protection, LLC, the licensing agency for High-bandwidth Digital Content Protection, as an audio-only output technology for retransmission of audio content.

WiSA’s receiver interfaces to a digital amplifier and is designed to be integrated directly into a home theater speaker. The four (4) printed circuit board (PCB) antennas simplify system integration while providing robust reception of 24 bit audio up to 96 kHz sample rates virtually anywhere within a 10 meter by 10 meter space. It supports one or two separate audio outputs via I2S. An optional interface on the receiver module can be enabled to configure the speaker type and provide volume/mute control at the speaker. Alternatively, the speaker type can be assigned at the factory for preconfigured Home Theater in a Box applications.

The WiSA Opportunity

We believe that the following attributes: cost, mobility, video support, ease of installation and quality create a market opportunity for WiSA’s technologies to be adopted by the consumer electronics industry as described further below.

Cost

We believe that the simplicity and cost structure of our current WiSA SoundSend transmitter and upcoming embedded software solution will make our prices competitive for a wider range of applications, allowing consumer electronics companies to integrate our technology, while also delivering high quality audio.

Video Support

Wireless audio capable of supporting video has become a priority for consumers across a variety of high-volume multimedia platforms, including TV’s, smartphones, game consoles and set-top boxes. Video applications require audio and video to be perfectly synchronized in order to avoid lip-sync and speaker audio phase distortion issues. WiSA's technology prioritizes low latency and synchronization to less than one microsecond, thus practically eliminating phase distortion between speakers.

Ease of Installation

We believe that the home entertainment market has moved toward simplicity in recent years. The costly and inconvenient home theaters of the past have left consumers with a desire for audio systems that provide a simplified installation process. We believe that new audio systems, including the predominant sound bar system, are unable to provide high levels of performance, especially in the surround-sound market. WiSA’s technology greatly simplifies the installation process of true surround-sound systems. This allows consumers to install a home theater system with the same amount of effort as a sound bar, but enjoy a far superior experience. We believe that an overwhelming majority of the content entering consumers’ homes through digital TV and streaming services is provided in a multi-channel format, which is why WiSA’s goal is to facilitate enjoyment of true surround sound for both the everyday consumer and audio enthusiast.

In addition to easy installation, WiSA modules provide consumers with a multitude of options, allowing customization of a home theater specific to each consumer, without being forced to stick with one brand of speaker. For example, our hope is that a consumer might start with a WiSA enabled sound bar for their TV and then add a WiSA enabled subwoofer. That same system can be easily upgraded to a variety of surround sound systems by simply adding more speakers. Our technology will allow consumers to upgrade an audio system or just one component of the system without the need to replace the entire system. Consumers can keep the original transmitter, sound bar, and subwoofer and integrate them seamlessly into a new system. Being able to outfit a home entertainment system with WiSA-enabled speakers and components gives consumers the ability to express their individual preference and needs and provides the assurance that the devices will interoperate, delivering what we believe is the highest standard in HD wireless surround sound.

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

Profitability of Audio Component Accessories

High-definition televisions (“HDTVs”) are getting thinner and it is becoming increasingly difficult to incorporate the latest electronic advances into such thin displays. Over two hundred million smart TVs are currently sold annually. We expect that eventually most of the electronics will be external to the display. We believe that the first physical feature to be removed from HDTVs will be the audio component, since there is very little room for quality speakers in today’s thin displays. We believe that HDTV manufacturers know that they need to provide an audio alternative. Additionally, since cost is a significant consideration, we believe that some manufacturers may offer external sound bars which will satisfy some consumers, but perhaps not the consumers who desire a high-quality audio alternative. We believe that these developments are creating an inflection point in the market, and manufacturers are looking to WiSA’s technology to create a standard for wireless audio interoperability that will support a long-term product strategy for the successful development of high quality, wireless audio products. By designing speaker systems that incorporate WiSA’s technology, consumer electronics companies will be able to sell easy-to-install surround sound audio solutions alongside TVs.

Enjoyment of improved audio on existing content

We believe that the growth in the number of video devices streaming multi-channel audio content, coupled with new 3D immersive sound experiences from Dolby’s Atmos and DTS’ DTS:X formats, will help propel the demand for wireless speakers well into the future.

Enjoyment of wireless audio without interference from other wireless signals

Having other devices nearby that also use the 5 GHz band should not affect the performance of a WiSA-enabled audio system, as WiSA’s technology can seamlessly switch to another frequency within the 5 GHz band. The 5 GHz U-NII spectrum utilized by WiSA technology has up to 24 channels available that are constantly monitored for interference using the Dynamic Frequency Selection sub-band between 5.2 and 5.8 GHz. When interference is detected, the next channel, having been monitored for over one minute and confirmed for accessibility, is ready to be accessed and WiSA-enabled devices switch seamlessly to that channel, without the user ever noticing or the audio experience being affected.

What Distinguishes WiSA from its Competitors

Both the proprietary technology and the adoption of the technology by leaders in consumer electronics are differentiating factors for WiSA. Our management believes that WiSA is one of the only companies with the technical capabilities of transmitting high resolution, low latency, and speaker synchronization of wireless audio capable of supporting up to eight channels. Premium consumer brands, like Bang & Olufsen, Harman International, a division of Samsung, and LG Electronics have begun to adopt our technology as a valued feature in performance products.

Category Defining Wireless Audio

Our first generation wireless audio technology delivers industry leading eight channels of uncompressed audio directly to the speakers in 24 bit and up to 96 kHz sample rates. This means that a consumer can experience audio exactly as it was mastered in the studio. WiSA's technology supports surround sound systems up to 7.1 or 5.1.2 for Dolby Atmos® configurations.

Alternative technologies such as, Bluetooth and Wi-Fi standards were not designed to transmit fixed low latency audio that is synchronized to video. However, Bluetooth and Wi-Fi standards can work well for audio-only wireless transmission, when video is not a part of the listening experience. In audio-only applications, latency is less critical and audio data can be buffered in memory to ensure proper speaker synchronization even when data retransmissions are needed in today’s congested wireless environments. In video applications, retransmissions add to latency. Standard Bluetooth and Wi-Fi standards have long variable latency that can exceed acceptable audio to video synchronization and make quality multichannel audio experience unachievable. A few custom silicon-based solutions exist today that improve on Bluetooth and Wi-Fi standards based performance, but compared to WiSA, such products have longer latencies, lower performing speaker synchronization, and are limited to 2-4 audio channels and often only support 16 bit CD quality audio.

WiSA’s technology roadmap includes proprietary software that will enable standard Wi-Fi protocol to support multi-channel audio for video applications, while permitting WiSA to leverage Wi-Fi’s lower chip and module cost structure. WiSA’s first generation technology was designed for the mid to high end home theater market and offers a unique feature set that is expected to be included in new product designs for years. WiSA’s new Wi-Fi strategy enables the Company to compete in the entry-level home theater market at Bluetooth price points, while delivering superior multi-channel performance for higher volume applications. The Company’s recently announced Discovery module is the first product that integrates WiSA’s new software which enables a transceiver module to keep up to four independent wireless audio channels synchronized in a room size up to 10 meters square. The Discovery modules is ideally suited for entry level home entertainment systems, including sound bars, TVs, subwoofers and Dolby Atmos® applications.

WiSA Customers

WiSA currently sells wireless modules containing custom semiconductor chips to a growing list of consumer electronics customers, including major brands such as Bang & Olufsen, KEF, LG, Harman International, a division of Samsung, Savant, Skyworth and System Audio. We believe that the use of our products by well-known consumer electronics brands will provide an opportunity to create wireless audio products that are simple to install and perform at high levels. Brands such as Bang & Olufsen and Harman have chosen WiSA technology to drive their wireless home audio/theater product assortments. We believe that their leadership has brought credibility to the technology and paved the way at retail for other brands to follow.

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

We currently sell our modules in relatively small quantities. As new customers introduce WiSA-enabled products and current customers introduce second and third-generation WiSA-enabled products, we expect that orders for our modules will increase proportionally. With larger orders, we believe that we can take advantage of economies of scale and improve gross margins on our modules.

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

Research and Development

As of March 14, 2023, our research and development department consisted of 29 dedicated employees. WiSA’s engineering team has a wide range of expertise, capable of developing all levels of product design, from Application Specific Integrated Circuits (“ASIC”) to modules to finished products. WiSA research and development has and will continue developing trade secrets for Digital Signal Processing (“DSP”), RF design and testing of WiSA technologies.

WiSA has developed multiple ASICs and certified modules for integration into multiple wireless audio designs by ODMs which are currently shipping to consumers. The ASIC hardware solution uses a high-performance proprietary network protocol for transmission of multi-channel audio.

WiSA is also currently shipping and developing modules that are Wi-Fi compatible. The Software (“SW”) solution enables multi-channel audio capabilities on off the shelf IoT modules running RTOS and future Linux/Android based multimedia systems. The software solution uses a Wi-Fi network for transmission of multi-channel audio. WiSA released to production a low cost 2.4GHz IoT module supporting (5) audio channels and in the process of porting our software to a 5GHz IoT module in 2023. We have engaged an Indian design center to focus on Android integration of the core SW for embedded TV applications.

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

Sales Channels and Customers

WiSA sells modules and integrated circuits (“ICs”) directly to OEM brands worldwide which in turn, sell their system level products to end customers through a vast channel of retailers and dealer networks. Internationally known brands such as Bang & Olufsen, Harman International, a division of Samsung, LG, System Audio, KEF, and many others are among our current customers, with products aimed at the wireless home theater market. Most of these brands sell through retailers store fronts and online e-tail.

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

We believe that our technology competes favorably with our competitors for a variety of reasons, including, among others:

●	Our technology transmits audio packets with fixed latency in a manner well-suited for multi-channel audio networks and video applications.
●	Our technology contains WiFi compatible software which provides the following future key benefits:
o	WiFi is not inherently proficient for transporting low latency audio. WiSA has spent the last 5 years developing a protocol that can leverage off the shelf high volume low cost 2.4GHz and 5GHz IoT chips and modules and scale to higher audio channel counts. As chip technology performance improves so will our performance.
o	WiFi compatibility allows us to operate more efficiently in congested environments while delivering the performance the market demands.
o	A software solution will allow WiSA Technologies to pivot into new markets quicker than those making custom proprietary chip solutions.

There are many other factors that impact our ability to be competitive and may impact our success against both larger and emerging competitors.

Intellectual Property

We have key IP assets, including patents and trade secrets developed based on our technical expertise. As of March 14, 2023, we had 13 issued and 10 pending U.S. patents covering our technology. Our currently issued patents expire at various times from September 25, 2027 through March 1, 2040.

IP is an important aspect of our business, and our practice is to seek protection for our IP as appropriate. A multi-channel audio for surround sound system has technical requirements not required by simple stereo only systems. Multi-channel systems require each audio channel to be precisely played in time to create a sound field that correlates to video being viewed by a consumer. WiSA has developed hardware and software core technologies that manage system network latency and speaker phase. WiSA’s patents are based on protecting our low latency network algorithms and multi receiver synchronization.

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

Employees

As of March 14, 2023, we had a total 49 employees working in the United States and internationally. In the United States, we had 46 employees, including 29 employees that work in our research and development department, 11 employees in our sales and marketing department, 1 employee that works in our manufacturing/logistics/fulfillment department and 5 employees that work in our general and administrative department. Additionally, we have one logistics employee and one sales employee in Taiwan. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

Recent Developments

On January 24, 2023, the Board approved a 1-for-100 reverse stock split (the “Reverse Stock Split”) of our outstanding shares of Common Stock and authorized the filing of a certificate of amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) to effect the Reverse Stock Split. On January 26, 2023, we filed the Certificate of Amendment to effect the Reverse Stock Split as of 5:00 p.m. Eastern Time on January 26, 2023. Our Common Stock began trading on Nasdaq on a split-adjusted basis at the start of trading on January 27, 2023. Unless otherwise indicated, the information presented in this Report gives effect to the Reverse Stock Split.

Our Corporate Information

We were formed as a limited liability company in Delaware on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017. Effective as of March 11, 2022, the Company changed its name to “WiSA Technologies, Inc.”  The address of our corporate headquarters is 15268 NW Greenbrier Pkwy, Beaverton, OR 97006. Our website address is www.wisatechnologies.com. The information contained in or accessible through our website is not part of this Report and is intended for informational purposes only.

Item 1A.	Risk Factors.

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Facilities

Our principal executive office is located at 15268 NW Greenbrier Pkwy, Beaverton, Oregon 97006, where our research and development, production and sales and marketing personnel operate. We entered into a lease for such office effective November 1, 2020 and pay approximately $18,000 per month for approximately 10,500 square feet, with such lease scheduled to terminate on January 31,

2024. We designated our Beaverton, Oregon office our principal executive office in March 2022. We also rent approximately 2,000 square feet of office space in Campbell, California on a month-to-month basis for approximately $2,500 per month.

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

Holders

As of March 14, 2023, there were approximately 123 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

The share and per share information included in the descriptions of the below transactions have been adjusted to give effect to the 1-for-100 reverse split of the Company’s outstanding shares of common stock, effective on January 26, 2023 and which began trading on the Nasdaq Capital Market on a split-adjusted basis at the start of trading on January 27, 2023:

August 2022 Private Placement

On August 15, 2022, the Company completed a private placement (the “August 2022 Private Placement”) of a senior secured convertible instrument (the “August 2022 Note”) and a warrant (the “August 2022 Warrant”) to purchase 20,970 shares of Common Stock at an exercise price of $99.70 per share. The August 2022 Note and August 2022 Warrant were issued pursuant to a securities purchase agreement (the “August 2022 Purchase Agreement”), entered into as of August 15, 2022, by and between the Company and an institutional investor (the “August 2022 Investor”). The August 2022 Private Placement resulted in gross proceeds of $3,000,000, before fees and other expenses associated with the transaction, including but not limited to, a $105,000 commitment fee payable to the

August 2022 Investor. Additionally, the Company agreed to issue to Maxim Group LLC, the placement agent for the August 2022 Private Placement, in consideration for $100 in cash, a warrant to purchase up to an aggregate of 1,944 shares of Common Stock at an exercise price of $99.70 per share, subject to adjustment.

Effective August 24, 2022, the Company and the August 2022 Investor agreed to amend Section 3.1(b) of the August 2022 Note to provide that the Conversion Price (as defined in the August 2022 Note) could not be lower than $0.50 (the “Floor Price”) until stockholder approval has been obtained, after which stockholder approval for the Floor Price may be reduced to no lower than $0.25, subject to adjustment pursuant to the terms of the August 2022 Note. The changes were effected by cancellation of the August 2022 Note and the issuance of a replacement senior secured convertible note (the “New Convertible Note”) to the August 2022 Investor. The New Convertible Note contains identical terms as the August 2022 Note, except for the amendment to the Section 3.1(b) of the August 2022 Note.

December 2022 Issuance of Additional Warrants

On November 28, 2022, the Company entered into a waiver of rights with the August 2022 Investor, pursuant to which the August 2022 Investor agreed to waive certain prohibitions under the August Purchase Agreement with respect to the December Public Offering in exchange for the issuance by the Company, on the closing date of the December Public Offering, of the Additional Warrants. On December 1, 2022, the Company issued 53,571 Series A Warrants and 53,571 Series B Warrants to the August 2022 Investor. The Company’s obligation to issue shares of Common Stock underlying the Additional Warnts was expressly conditioned upon stockholder approval of all of the transactions contemplated by the August 2022 Purchase Agreement, and the transaction documents related thereto. Such stockholder approval was obtained at the Company’s special meeting held on January 17, 2023.

Unless otherwise stated, the sale and the issuance of the foregoing notes, warrants and shares of Common Stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

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

The address of our corporate headquarters is 15268 NW Greenbrier Pkwy, Beaverton, OR 97006. Our website address is www.wisatechnologies.com. The information contained in or accessible through our website is not part of this Report and is intended for informational purposes only.

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

Current research and development investments focus on developing Wi-Fi compatible software for transmitting multichannel wireless audio for which patent applications have been submitted. A software solution enables smart devices that have Wi-Fi and video media to deliver surround sound audio and allows us to port our wireless audio technology to popular Wi-Fi based modules and systems on a chip (“SOC”) already shipping in volume. The WiSA Wireless “Discovery” module announced in January 2021 is the first IoT module solution with our embedded wireless audio software that supports up to four separate wireless audio channels and, we believe, reduces the cost per wireless channel by over 50% for soundbars and entry level home theater applications up to a 3.1 configuration. Our goal is to continue to commercialize and improve performance of a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost SOC and modules, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

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

Continuing Impacts of the Novel Coronavirus ("COVID-19") on Our Business and Operations

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.

Given the fact that our products are sold through a variety of distribution channels, we have experienced and we continue to expect that our sales will experience some volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID -19 pandemic as well as supply chain disruptions and the impacts of inflation. To date, we have experienced shipment delays from our suppliers due to COVID -19, which have not had a material adverse impact on our operating results for the year ended December 31, 2022. Although we have not directly experienced a material supply interruption, our customers have experienced, and may continue to experience, disruptions in their operations and supply chains as a result of COVID-19, which have resulted, and may in the future result, in delayed, reduced or canceled orders, or collection risks, and which have had, and may in the future have, an adverse effect on our results of operations. There can be no assurance that we will not experience material supply delays or interruptions in the future due to COVID -19.

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

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

Revenue for the year ended December 31, 2022 was $3,365,000, a decrease of $3,176,000, or 49%, compared to the revenue of $6,541,000 for the year ended December 31, 2021. The decrease was a result of lower Component revenue which decreased by $3,189,000, compared to the year ended December 31, 2021, offset partially by Consumer Audio Product sales which increased by $13,000, compared to the year ended December 31, 2021. The decrease in Component revenue was due in part to (i) a slow-down in consumer spending on consumer electronics which resulted in excess end product inventory at retailers and (ii) supply chain interruptions experienced by certain of our customers as a result of COVID-19, with their delaying orders to us until other components for their products could be obtained.

Gross Profit and Operating Expenses

Gross Profit

Gross profit for the year ended December 31, 2022 was $395,000 a decrease of $1,469,000 compared to $1,864,000 gross profit for the year ended December 31. 2021. The decrease in gross profit is mainly attributable to low volumes of Component sales. The gross margin as a percent of sales was 11.7% for the year ended December 31, 2022 compared to 28.5% for the year ended December 31, 2021, a decrease of 16.8 points. The decrease in gross margin as a percent of sales was due in part to (i) reduced sales volumes in comparison to the fixed portion of costs included in our manufacturing and (ii) the Company’s fourth quarter 2022 price reductions of its consumer audio products in response to the slow down in consumer spending on consumer electronics.

Research and Development

Research and development expenses for the year ended December 31, 2022 were $7,144,000, an increase of $1,908,000, compared to expenses of $5,236,000 for the year ended December 31, 2021. The increase in research and development expenses is primarily related to increased salary and benefit expense of $874,000, increased stock-based compensation, professional and consulting expense and recruiting fees of $106,000, $783,000 and $95,000, respectively.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2022 were $6,140,000, an increase of $2,017,000, compared to expenses of $4,123,000 for the year ended December 31, 2021. The increase in sales and marketing expenses is primarily related increased salary and benefit expenses of $336,000, increased stock-based compensation, professional and consulting expenses, advertising and public relation expenses and tradeshow expenses of $286,000, $283,000, $808,000, $69,000, respectively.

General and Administrative

General and administrative expenses for the year ended December 31, 2022 were $5,155,000, an increase of $1,139,000, compared to expenses of $4,016,000 for the year ended December 31, 2021. The increase in general and administrative expenses is primarily related to increased stock-based compensation, professional and consulting expenses and board fees of $227,000, $653,000 and $85,000, respectively.

Interest Expense, net

Interest expense, net for the year ended December 31, 2022 was $898,000, compared to $9,000 for the year ended December 31, 2021. The increase of $889,000 in interest expense, net for the year ended December 31, 2022, was primarily due to the amortization of debt discounts associated with the senior secured convertible note in the principal amount of $3,600,000 (the “Convertible Note”) that the Company incurred in August 2022. Minimal interest expense, net for the year ended December 31, 2021, was primarily related to interest accrued on the Paycheck Protection Loan which was forgiven in the third quarter of 2021.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the year ended December 31, 2022 was approximately $2,852,000, compared to $0 for the year ended December 31, 2021. The change in fair value of the warrant liability for the year ended December 31, 2022 was due to the issuance of warrants during December 2022 associated with our stock offering and the subsequent decrease in our common stock price at year end compared to the price of our stock on the date of the warrant issuance.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability for the year ended December 31, 2022 was approximately $47,000, compared to $0 for the year ended December 31, 2021. The change in fair value of the derivative liability for the year ended December 31, 2022 was due to the decrease in our common stock price.

Gain on Forgiveness of Paycheck Protection Program Loan

We recorded a gain of $859,000 due to the forgiveness of the Paycheck Protection Loan for the year ended December 31, 2021. No such forgiveness occurred during the year ended December 31, 2022.

Warrant Inducement Expense

Warrant inducement expense was $1,146,000 for the year ended December 31, 2021.  Such warrant inducement expense represents the fair value of warrants issued to warrant holders in connection with a solicitation of such warrant holders to exercise their outstanding warrants during the year ended December 31, 2021. No such inducement expense occurred during the year ended December 31, 2022.

Deemed Dividend on Exchange of Convertible Preferred Stock for Common Stock

During the year ended December 31, 2021, the Company recorded a deemed dividend of $1,192,000 in connection with the exchange of all 250,000 shares of preferred stock for 250,000 shares of common stock and warrants to purchase up to 187,500 shares of common stock, which warrants were subsequently fully exercised on a cashless basis for 79,244 shares of common stock. No such deemed dividend occurred the year ended December 31, 2022.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2022 were $2,897,000, compared to $13,108,000 as of December 31, 2021.

We used net cash in operating activities of $17,514,000 for the year ended December 31, 2022. For the year ended December 31, 2021, we used net cash in operating activities of $11,508,000. Excluding the net loss and non-cash adjustments, the increase in the use of net cash from operating activities during the year ended December 31, 2022, was primarily related to the increase in inventories, partially offset by an increase in accounts payable.

On August 15, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor the Convertible Note and a warrant (the “Warrant”) to purchase up to 20,970 shares of the Company’s common stock, at an exercise price of $99.70 per share (the “Exercise Price”), in consideration for $3,000,000. Pursuant to the Purchase Agreement, upon the closing of the private placement of the Convertible Note and Warrant, pursuant to which Maxim acted as placement agent (the “Private Placement”), the Company received gross proceeds of $3,000,000. After the deduction of banker fees, commitment fees and other expenses associated with the transaction, the Company received net proceeds of $2,483,000.

On August 24, 2022, the Company and the Investor agreed to amend Section 3.1(b) of the Convertible Note to provide that the Conversion Price (as defined in the Convertible Note) could not be lower than $0.50 (the “Floor Price”) until stockholder approval had been obtained, after which stockholder approval the Floor Price may be reduced to no lower than $0.25, subject to adjustment pursuant to the terms of the August 2022 Note. The changes were effected by cancellation of the Convertible Note and the issuance of a replacement senior secured convertible note (the “New Convertible Note”) to the Investor. The New Convertible Note contains identical terms as the Convertible Note, except for the amendment to the Section 3.1(b).

The Convertible Note matures on August 15, 2024, does not bear interest and ranks senior to the Company’s existing and future indebtedness and is secured to the extent and as provided in the security agreements entered into between the Investor and the Company. The Convertible Note is convertible in whole or in part at the option of the Investor into shares of Common Stock (the “Conversion Shares”) at the Conversion Price (as defined in the Convertible Note) at any time following the date of issuance of the Convertible Note. As of December 31, 2022, the Convertible Note had an outstanding principal amount of $2,089,000.

On December 1, 2022, WiSA consummated a public offering (the “Offering”) of an aggregate of 504,000 units (the “Units”) and 36,000 pre-funded units (the “Pre-Funded Units”) at an effective public offering price of $14.00 per Unit, resulting in aggregate gross proceeds of approximately $7.6 million. Each Unit consisted of (i) one share (the “Shares”) of common stock, par value $0.0001 per share (“Common Stock”), (ii) one Series A Warrant (the “Series A Warrants”), and (iii) one Series B Warrant (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”), each such Warrant being exercisable from time to time for one Share at an exercise price of $14.00 per share. Each Pre-Funded Unit consisted of (i) one pre-funded warrant (the “Pre-Funded Warrants”), each such Pre-Funded Warrant being exercisable from time to time for one Share, (ii) one Series A Warrant and (iii) one Series B Warrant. The Warrants are immediately exercisable for one Share at an exercise price of $14.00 per share, and will expire five (5) years after the date of issuance. The Pre-Funded Warrants were immediately exercisable for one Share at an exercise price of $0.10 per share, and as of December 31, 2022 were exercised in full with no Pre-Funded Warrants remaining outstanding. We raised approximately $6.4 million in net proceeds from the Offering.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We have incurred net operating losses each year since inception. As of December 31, 2022, we had cash and cash equivalents of $2.9 million and reported net cash used in operations of $17.5 million during the year ended December 31, 2022. In September 2022, we entered into the ATM Program. As of December 31, 2022, the Company has not sold any shares of common stock under the ATM Program and the ATM Program was subsequently terminated in January 2023  (See Note 11 – Subsequent Events for additional information). We expect operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand our product portfolio, and increase our market share. Our ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure.

Based on current operating levels, we will need to raise additional funds during the next 12 months by selling additional equity or incurring debt (See Note 11 – Subsequent Events for additional information). To date, we have funded our operations primarily through sales of its securities in public markets, proceeds from the exercise of warrants to purchase common stock and the sale of convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of our products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of our products. These factors raise substantial doubt about our ability to continue as a going concern.

Management intends to raise additional funds through the issuance of equity securities or debt. There can be no assurance that, in the event we requires additional financing, such financing will be available at terms acceptable to us, if at all. Failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. As a result, the substantial doubt about our ability to continue as a going concern has not been alleviated. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on their evaluation as of December 31, 2022, the end of the period covered by this Report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Report, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management (with the participation of the CEO and CFO) conducted an evaluation of the effectiveness of Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Company’s internal control over financial reporting was effective as of December 31, 2022. This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Other Executive Management and Directors

Our executive officers and directors and their respective ages and positions as of March 14, 2023 are as follows:

Name	Age	Positions
Executive Officers
Brett Moyer	65	President, Chief Executive Officer and Chairman of the Board
George Oliva	61	Chief Financial Officer and Secretary
Gary Williams	56	Chief Accounting Officer and VP of Finance

Directors
Lisa Cummins	53	Director (1)(3)
Dr. Jeffrey M. Gilbert	51	Director (2)(3)
David Howitt	54	Director
Helge Kristensen	62	Director
Sriram Peruvemba	57	Director (1)(2)
Robert Tobias	59	Director (2)(3)
Wendy Wilson	55	Director (1)

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Directors

Lisa Cummins. Lisa Cummins has been a member of the Board since June 2019. Ms. Cummins currently serves as Chief Financial Officer for Ayar Labs, a venture backed startup that is developing an optical based “chiplet” to provide high speed, high density & low power to replace traditional electrical based input/output. She joined Ayar Labs in January 2019 after overseeing a successful sale of Penguin Computing, a private equity backed company, to Smart Global Holdings in June 2018. Prior to that, from May 2007 to October 2012, she served as Chief Financial Officer at Adept Technology, a Nasdaq publicly traded global robotics company, where she oversaw investor relations, led the Sarbanes-Oxley Act of 2002, as amended, compliance, completed multiple acquisitions, and secured bank and equity financing including a secondary public offering. Ms. Cummins is a certified public accountant, inactive, earned a Business Economics degree from the University of California Santa Barbara and a Masters in Business Administration from St. Mary’s College. The Company believes that Ms. Cummins is qualified to serve on the Board because of her over 25 years of experience as a growth-oriented financial executive in global high-tech organizations.

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

Board Meetings and Attendance

During fiscal year 2022, the Board held 5 physical/telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board, for which at the time of the meeting they were a member of the Board. The Board also approved certain actions by unanimous written consent.

Annual Meeting Attendance

The Company held its 2022 Annual Meeting of Stockholders on August 19, 2022, which was attended in person by Brett Moyer.

Stockholder Communications with the Board

Stockholders wishing to communicate with the Board, the non-management directors, or with an individual Board member may do so by writing to the Board, to the non-management directors, or to the particular Board member, and mailing the correspondence to: c/o Brett Moyer, Chief Executive Officer, WiSA Technologies, Inc., 15268 NW Greenbrier Pkwy, Beaverton, OR 97006. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed.

Board Committees

Our Board has an audit committee, a compensation committee and a nominating and corporate governance committee. Each Board committee has a charter, which is available on our website at https://ir. wisatechnologies.com/governance-docs. Information contained on our website is not incorporated herein by reference. Each of the Board committees has the composition and responsibilities described below. As of March 14, 2023, the members of such committees are:

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

During 2022, the Audit Committee held four (4)virtual meetings to enable members of the then current Audit Committee to review and approve the filing of the Company’s Annual and Quarterly Reports.

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

The Compensation Committee’s compensation-related responsibilities include, among other matters:

•	reviewing and approving, or recommending that our board of directors approve, the compensation of our executive officers;
•	reviewing and recommending to our Board the compensation of our directors;

•	reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;
•	administering our stock and equity incentive plans;
•	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans; and
•	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy

In 2022, the Compensation Committee did not hold any meetings but approved various matters, where appropriate, by unanimous written consent.

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

In 2022, the Nominating and Corporate Governance Committee did not hold any meetings but approved various matters, where appropriate, by unanimous written consent.

Director Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Board.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees and officers, including those officers responsible for financial reporting. We have also adopted a code of business conduct and ethics that applies to our directors. Both codes of business conduct and ethics are available on our website at https://ir.wisatechnologies.com/governance-docs. The information contained in or accessible through the foregoing website is not incorporated herein by reference and is intended for informational purposes only. We intend to disclose any amendments to such codes, or any waivers of its requirements, on our website to the extent required by applicable SEC rules and Nasdaq requirements.

Item 11.Executive Compensation.

Summary Compensation Table for Fiscal Years 2022 and 2021

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

						Non-Equity
					Stock	Incentive Plan	All Other
					Awards	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		($)(1)	($)	($)	Total ($)
Brett Moyer
President and Chief	2022	$404,250	$19,250	(2)	$353,500	—	—	$777,000
Executive Officer	2021	$385,000	$5,075		$552,500	—	—	$942,575

George Oliva
Chief Financial Officer,	2022	$288,750	$13,750	(3)	$209,500	—	—	$512,000
Secretary	2021	$275,000	$2,152		$66,300	—	—	$343,452

Gary Williams
Chief Accounting Officer,	2022	$262,495	$37,500	(4)	$65,500	—	—	$365,495
VP of Finance	2021	$249,995	$1,017		$44,200	—	—	$295,212

(1)

Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award and each RSU granted to the named executive officers during the fiscal years ended December 31, 2022 and 2021, as computed in accordance with Financial Accounting Standards Board (“FASB”) ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Cash bonus of $19,250 earned in 2021 and paid to Mr. Moyer in 2022.
(3)	Cash bonus of $13,750 earned in 2021 and paid to Mr. Oliva in 2022.
(4)	Includes cash bonus of $12,500 earned in 2021 that was paid to Mr. Williams in 2022.

Executive Employment Agreements and Arrangements

Brett Moyer

We are party to an employment agreement with Brett Moyer, which we assumed on or about August 1, 2010 and which was amended in 2011. Pursuant to such agreement, Mr. Moyer agreed to serve as our Chief Executive Officer and President in consideration for an annual cash salary, which was set at $385,000 for the year ended December 31, 2021. Additionally, Mr. Moyer’s target bonus was $38,500 for the fiscal year ended December 31, 2021.

Effective August 24, 2022, the Company entered into a new employment agreement with Mr. Moyer (the “Moyer Agreement”). Pursuant to the Moyer Agreement, Mr. Moyer’s initial annual base salary will be $404,250, which is subject to adjustment approved by the Board. The Moyer Agreement has an unspecified term and Mr. Moyer will serve in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Moyer Agreement. Pursuant to the Moyer Agreement, if Mr. Moyer is terminated without cause or resigns with good reason, he is entitled to receive twelve (12) months of salary. Mr. Moyer is also entitled to continue to receive the employer subsidy under group health, dental and vision coverage for the period of severance, which is twelve (12) months, a pro rata bonus for the year of termination and the acceleration of vesting with respect to all unvested equity awards. Additionally, in the event of a Change in Control (as defined in each of the Moyer Agreement), all unvested equity awards held by such executive officer shall immediately vest and become exercisable, provided that subject to any exceptions in any award agreement entered into with such executive officer, no exercise may occur more than six (6) months after such termination and in no event after the expiration of such award. Mr. Moyer is also entitled to be made whole for income, employment and excise taxes in the event that payments, benefits and distributions, including the effects of accelerated vesting of equity, would result in the application of the “golden parachute” excise tax under Internal Revenue Code Section 4999.

George Oliva

In connection with his appointment as the Company’s Chief Financial Officer and Secretary, the Company and Mr. Oliva executed an amended and restated offer letter, dated October 4, 2019 (the “Offer Letter”), setting forth the terms of Mr. Oliva’s employment with the Company. The Offer Letter does not provide for a specified term of employment and Mr. Oliva’s employment is on an at-will basis, subject to the payment of severance in certain circumstances as described below. Mr. Oliva’s annual cash salary was set at $275,000 for the year ended December 31, 2021. For additional information on the amounts paid to Mr. Oliva during such period, refer to the footnotes of the Summary Compensation Table above. Additionally, Mr. Oliva’s target bonus was $27,500 for the fiscal year ended December 31, 2021.

Effective August 24, 2022, the Company entered into a new employment agreement with Mr. Oliva (the “Oliva Agreement”). Pursuant to the Oliva Agreement, Mr. Oliva’s initial annual base salary will be $288,750, which is subject to adjustment approved by the Board. The Oliva Agreement has an unspecified term and Mr. Oliva will serve in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Oliva Agreement. Pursuant to the Oliva Agreement, if Mr. Oliva is terminated without cause or resigns with good reason, he is entitled to receive twelve (12) months of salary. Mr. Oliva is also entitled to continue to receive the employer subsidy under group health, dental and vision coverage for the period of severance, which is twelve (12) months, a pro rata bonus for the year of termination and the acceleration of vesting with respect to all unvested equity awards. Additionally, in the event of a Change in Control (as defined in each of the Oliva Agreement), all unvested equity awards held by such executive officer shall immediately vest and become exercisable, provided that subject to any exceptions in any award agreement entered into with such executive officer, no exercise may occur more than six months after such termination and in no event after the expiration of such award. Mr. Oliva is also entitled to be made whole for income, employment and excise taxes in the event that payments, benefits and distributions, including the effects of accelerated vesting of equity, would result in the application of the “golden parachute” excise tax under Internal Revenue Code Section 4999.

Gary Williams

We are party to an employment agreement with Gary Williams, which we assumed on or about August 1, 2010 and which was amended in 2011 and 2019. Pursuant to such agreement, Mr. Williams agreed to serve as our Executive Vice President of Finance and Chief Financial Officer in consideration for an annual cash salary, which was set at $250,000 for the year ended December 31, 2021. Additionally, Mr. Williams’ target bonus was $25,000 for the fiscal year ended December 31, 2021. For additional information on the amounts paid to Mr. Williams during such period, refer to the footnotes of the Summary Compensation Table above.

Effective August 24, 2022, the Company entered into a new employment agreement with Mr. Williams (the “Williams Agreement”). Pursuant to the Williams Agreement, Mr. Williams’  initial annual base salary will be $262,495, which is subject to adjustment approved by the Board. The Williams Agreement has an unspecified term and Mr. Williams will serve in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Williams Agreement. Pursuant to the Williams Agreement, if Mr. Williams is terminated without cause or resigns with good reason, he is entitled to receive six (6) months of salary. Mr. Williams is also entitled to continue to receive the employer subsidy under group health, dental and vision coverage for the period of severance, which is six (6) months, a pro rata bonus for the year of termination and the acceleration of vesting with respect to all unvested equity awards.

Additionally, in the event of a Change in Control (as defined in each of the Williams Agreement), all unvested equity awards held by such executive officer shall immediately vest and become exercisable, provided that subject to any exceptions in any award agreement entered into with such executive officer, no exercise may occur more than six (6) months after such termination and in no event after the expiration of such award.

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our Named Executive Officers during the years ended December 31, 2022 and 2021. We do not have any retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees. The Board may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards as of December 31, 2022

The following table provides information regarding the unexercised warrants to purchase Common Stock and stock awards held by each of our named executive officers:

	Option/Warrant Awards				Stock Awards
										Equity
										incentive
									Equity	plan
									incentive	awards:
									plan	Market or
									awards:	payout
									Number of	value of
	Number of	Number of							unearned	unearned
	Securities	Securities					Market		shares,	shares,
	underlying	underlying			Number of		value of		units or	units or
	Unexercised	Unexercised	Option/		shares or		shares or		other	other
	Options and	Options	Warrant	Option/	units of		units of		rights that	rights that
	Warrants	and Warrants	Exercise	Warrant	stock that		stock that		have not	have not
	(#)	(#)	Price	Expiration	have not		have not		vested	vested
Name	Exercisable	Unexercisable	($/Sh)	Date	vested		vested (1)		(#)	($)
Brett Moyer	91	—	$1,580.00	02-28-2023	50	(2)	$539.00	(2)	—	—
	46	—	$6,000.00	06-27-2023	484	(3)	$5,217.52	(3)
	139	—	$6,000.00	07-25-2023	1,667	(4)	$17,970.26	(4)
					1,834	(5)	19,770.52	(5)
					500	(6)	5,390.00	(6)

George Oliva	—	—	—	—	42	(7)	$452.76	(7)	—	—
					207	(8)	$2,231.46	(8)
					200	(9)	$2,156.00	(9)
					1,100	(10)	11,858.00	(10)
					250	(11)	2,695.00	(11)
Gary Williams	—	—	$		17	(12)	$183.26	(12)	—	—
					104	(13)	$1,121.12	(13)
					134	(14)	$1,444.52	(14)
					367	(15)	3,956.26	(15)

(1)	Market value based upon the closing market price of $10.78 on December 30, 2022.

(2)	Mr. Moyer was granted 148 shares of restricted Common Stock on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(3)	Mr. Moyer was granted 1,450 RSUs on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(4)	Mr. Moyer was granted 2,500 shares of restricted Common Stock on February 24, 2021, which vest in equal installments on the first, second and third anniversaries of March 15, 2021.

(5)	Mr. Moyer was granted 2,500 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.

(6)	Mr. Moyer was granted 500 shares of restricted Common Stock on September 19, 2022, which vest in equal installments on the first, second and third anniversaries of September 19, 2022.

(7)	Mr. Oliva was granted 125 shares of restricted Common Stock on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.
(8)	Mr. Oliva was granted 619 RSUs on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(9)	Mr. Oliva was granted 300 shares of restricted Common Stock on February 24, 2021, which vest in equal installments on the first, second and third anniversaries of March 15, 2021.

(10)	Mr. Oliva was granted 1,500 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.

(11)	Mr. Oliva was granted 250 shares of restricted Common Stock on September 19, 2022, which vest in equal installments on the first, second and third anniversaries of September 19, 2022.

(12)	Mr. Williams was granted 50 shares of restricted Common Stock on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(13)	Mr. Williams was granted 310 RSUs on July 27, 2020, which vest in equal installments on the first, second and third anniversaries of August 15, 2020.

(14)	Mr. Williams was granted 200 shares of restricted Common Stock on February 24, 2021, which vest in equal installments on the first, second and third anniversaries of March 15, 2021.

(15)	Mr. Williams was granted 500 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.

2022 Management Team Retention Bonus Plan

On September 1, 2022, the Board approved the establishment of the Management Team Retention Bonus Plan (the “Retention Plan”). The Retention Plan incentivizes certain management level employees to remain intact through and shortly following a potential “Change of Control” (as defined in the Retention Plan).

The Retention Plan provides that certain managers are eligible to receive a lump sum cash amount under the Retention Plan, subject to applicable income and employment tax withholding, with such amount to be determined by the Committee in its sole discretion (the “Retention Bonus Amount”). Each Manager’s Retention Bonus Amount is payable (if at all) on the earlier of the six-month anniversary of the date of a Change of Control or at the time of such Manager’s involuntary termination other than for “Cause” (as defined in the Retention Plan) or termination for “Good Reason” (as defined in the Retention Plan). The Retention Plan will terminate upon the earlier of June 30, 2023 if a Change of Control has not occurred by such date or upon the payment of all Retention Bonus Amounts.

Pursuant to such authority and the Retention Plan, on September 1, 2022, the Committee also approved aggregate Retention Bonus Amounts of $1,250,000. Among the managers deemed by the Committee to be eligible for such payments, the Committee approved Retention Bonus Amounts for the following Company named executive officers: Brett Moyer, Chief Executive Officer, $300,000; George Oliva, Chief Financial Officer, $200,000; and Gary Williams, Chief Accounting Officer and Vice President of Finance, $75,000.

Equity Incentive Plans

2018 Long-Term Stock Incentive Plan of the Company (the “LTIP”)

On January 30, 2018, the Board approved the establishment of the LTIP. The LTIP is intended to enable the Company to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for the Company’s welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of Common Stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the Common Stock or derivative securitization with Common Stock underlying 8% of the Common Stock may be issued in any fiscal year. For fiscal year 2022, up to 108,373 shares of Common Stock were available for participants under the LTIP. For fiscal year 2021, up to 23,746 shares of Common Stock were initially available for participants under the LTIP. The number of shares of Common Stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP.

The January 2018 Restricted Stock Grant and the LTIP were approved by a majority of the Company’s stockholders on January 31, 2018.

At a special meeting of our stockholders held on January 24, 2023, our stockholders approved certain amendments to the LTIP to: (i) increase the annual share limit of Common Stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of Common Stock outstanding to 15% of the shares of Common Stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP); and (ii) permit immediately quarterly calculations based on the number of shares of Common Stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year.

2020 Stock Incentive Plan (the “2020 Plan”)

On July 27, 2020, the Board approved the establishment of the 2020 Plan and the reservation of an aggregate of 650,000 shares of Common Stock authorized for issuance under the 2020 Plan, subject to stockholder approval, which was obtained on October 20, 2020. The 2020 Plan authorizes the grant of equity-based compensation to the Company’s senior managers, employees, directors, consultants, professionals and service providers in the form of stock options, restricted stock and RSUs. All options granted under the 2020 Plan will be considered non-qualified stock options. The purpose of the 2020 Plan is to attract and retain senior managers, employees, directors, consultants, professionals and service providers who provide services to the Company, provided that such services are bona fide services that are not of a capital-raising nature during this period of unprecedented uncertainty and volatility in the COVID-19 environment and its impact on the value of the Company’s equity and grants. As of December 31, 2022, no options or restricted stock awards have been granted under the 2020 Plan while an aggregate of 121 RSUs have been issued under the 2020 Plan of which 2,161 remained unvested at December 31, 2022.

Technical Team Retention Plan of 2022 (the “2022 Plan”)

On June 21, 2022, the Board of Directors adopted the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) and the reservation of an aggregate of 5,000 shares of the Company’s common stock authorized for issuance under the 2022 Plan, subject to stockholder approval. The 2022 Plan authorizes the grant of equity-based compensation, to the Company’s key managers, employees, consultants who provide technical and engineering and related services to the Company, in the form of restricted stock and restricted stock units. On August 19, 2022, the Company held the 2022 Annual Meeting of Stockholders and approved the adoption of the 2022 Plan and the reservation of an aggregate of 5,000 shares of the Company’s common stock. On September 19, 2022, the Company granted, an aggregate of 3,700 restricted stock units to managers, employees, consultants. Each restricted stock unit represents the right to receive one share of the Company’s common stock under the 2022 Plan. As of December 31, 2022, no options or restricted stock awards have been granted under the 2022 Plan while an aggregate of 3,700 RSUs have been issued under the 2022 Plan of which 3,700 remained unvested at December 31, 2022.

DIRECTOR COMPENSATION

The table below sets forth the compensation paid to our directors during the fiscal year ended December 31, 2022.

Fees Earned

	Fees Earned
	or	Stock Awards	All Other
Director	Paid in Cash	(1)	Compensation	Total
Lisa Cummins	$22,500	$15,720	$—	$38,220	(2)
Dr. Jeffrey M. Gilbert	$15,000	$15,720	$—	$30,720	(3)
David Howitt	$15,000	$15,720	$—	$30,720	(4)
Helge Kristensen	$15,000	$15,720	$—	$30,720	(5)
Sriram Peruvemba	$15,000	$15,720	$—	$30,720	(6)
Robert Tobias	$15,000	$15,720	$—	$30,720	(7)
Wendy Wilson	$15,000	$15,720	$—	$30,720	(8)

(1)

Amounts reported in this column do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award and RSU granted to the Company’s directors during the fiscal year ended December 31, 2022, as computed in accordance with FASB ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)

Ms. Cummins was granted 12,000 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.

(3)

Dr. Gilbert was granted 12,000 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.

(4)

Mr. Howitt was granted 12,000 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.

(5)

Mr. Kristensen was granted 12,000 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.

(6)

Mr. Peruvemba was granted 12,000 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.

(7)

Mr. Tobias was granted 12,000 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.

(8)

Ms. Wilson was granted 12,000 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 14, 2023, information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our voting equity securities;

•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 1,967,878 shares of Common Stock outstanding as of March 14, 2023. The percentage ownership information shown in the table excludes (i) shares of Common Stock to be issued upon exercise of warrants and pre-funded warrants to purchase an aggregate of up to 1,260,367 shares of Common Stock as of March 14, 2023 and (ii) 5,861 RSUs that have been issued but have not vested.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for or convertible into shares of Common Stock within sixty (60) days of March 14, 2023. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares of Common Stock that such person or persons has the right to acquire within sixty (60) days of March 14, 2023 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise noted below, the address for persons listed in the table is c/o WiSA Technologies, Inc., 15268 NW Greenbrier Pkwy, Beaverton, OR 97006.

	Common Stock Beneficially
	Owned
Name and Address of Beneficial Owner(1):	Number	Percentage
5% or greater stockholders:
Entities affiliated with The Lind Partners, LLC (“Lind”)(2)	153,767	7.25%
Directors and executive officers:
Brett Moyer(3) President, Chief Executive Officer and Chairman of the Board	5,274	*
George Oliva(4) Chief Financial Officer and Secretary	2,411	*
Gary Williams(5) Chief Accounting Officer and Vice President of Finance	779	*
Lisa Cummins(6) Director	327	*
Dr. Jeffrey M. Gilbert(7) Director	340	*
David Howitt(8) Director	129	*
Helge Kristensen(9) Director	414	*
Sriram Peruvemba(10) Director	309	*
Robert Tobias(11) Director	327	*
Wendy Wilson(12) Director	220	*
All directors and exec. officers as a group (10 persons)	10,530	*

*Less than 1%

(1)

Percentage of total voting power represents voting power with respect to all shares of our Common Stock. Holders of Common Stock are entitled to one (1) vote per share for each share of Common Stock held by them.

(2)

Consists of: (A) in the case of Lind Global Macro Fund, LP (“Lind Fund I”), (i) 190 shares of Common Stock held directly; and (ii) an aggregate of up to 9,415 shares of Common Stock issuable to Lind Fund I upon exercise of outstanding warrants issued to Lind Fund I between March 2020 and June 2021; and (B) in the case of Lind Global Fund II LP (“Lind Fund II”), an aggregate of 144,162 shares of Common Stock issuable to Lind Fund II upon exercise or conversion, as applicable, of outstanding warrants and/or senior secured convertible promissory note, as applicable, issued to Lind Fund II between August 2022 and December 2022. The number of shares of Common Stock and shares of Common Stock issuable upon exercise of outstanding warrants issued to Lind Fund I and Lind Fund II, is based on information included in Amendment No. 4 to the Schedule 13G filed by Lind with the SEC on February 13, 2023 reporting its beneficial ownership of shares of Common Stock. Jeff Easton is the managing member of The Lind Partners,

LLC which is the investment manager of Lind Fund I and Lind Fund II and, as such, has sole voting control and investment discretion over the securities held by Lind Fund I and Lind Fund II. Mr. Easton disclaims beneficial ownership over such securities listed except to the extent of his pecuniary interest therein. The principal business address of Lind is 444 Madison Ave, 41st Floor, New York, NY 10022.

(3)

Includes (i) warrants to purchase up to 15 shares of Common Stock with exercise prices ranging from $1,580.00 to $6,000.00 per share; (ii) 50 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Moyer remains in the service of the Company on such anniversary; (iii) 1,667 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the second and third anniversaries of March 15, 2021, so long as Mr. Moyer remains in the service of the Company on each such anniversary; (iv) 1,834 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from December 15, 2022 to September 15, 2025, on each December 15th, March 15th, June 15th and September 15th, so long as Mr. Moyer remains in the service of the Company on each such date; and (v) 500 restricted shares of Common Stock granted under the Company’s LTIP, which are scheduled to vest in equal installments on the first, second and third anniversaries of September 19, 2022, as long as Mr. Moyer remains in service of the Company on each such anniversary. Excludes 484 RSUs granted under the 2020 Plan, scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Moyer remains in the service of the Company on such anniversary.

(4)

Includes (i) 42 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Oliva remains in the service of the Company on such anniversary; (ii) 200 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the second and third anniversaries of March 15, 2021, so long as Mr. Oliva remains in the service of the Company on each such anniversary; (iii) 1,100 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest quarterly in equal for the period from December 15, 2022 to September 15, 2025, on each December 15th, March 15th, June 15th and September 15th, so long as Mr. Oliva remains in the service of the Company on each such date; and (iv) 250 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest in equal installments on the first, second and third anniversaries of September 19, 2022, as long as Mr. Oliva remains in service of the Company on each such anniversary. Excludes 207 RSUs granted under the 2020 Plan, scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Oliva remains in the service of the Company on such anniversary.

(5)

Includes (i) 17 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Williams remains in the service of the Company on such anniversary; (ii) 134 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the second and third anniversaries of March 15, 2021, so long as Mr. Williams remains in the service of the Company on each such anniversary; and (iii) 367 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from December 15, 2022 to September 15, 2025, on each December 15th, March 15th, June 15th and September 15th, so long as Mr. Williams remains in the service of the Company on each such date. Excludes 104 RSUs granted under the 2020 Plan, scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Williams remains in the service of the Company on such anniversary.

(6)

Includes (i) 10 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest on the third anniversary of August 15, 2020, so long as Ms. Cummins remains in the service of the Company on such anniversary; (ii) 67 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the second and third anniversaries of March 15, 2021, so long as Ms. Cummins remains in the service of the Company on each such anniversary; and (iii) 88 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from December 15, 2022 to September 15, 2025, on each December 15th, March 15th, June 15th and September 15th, so long as Ms. Cummins remains in the service of the Company on each such date. Excludes 34 RSUs granted under the 2020 Plan, scheduled to vest on the third anniversary of August 15, 2020, so long as Ms. Cummins remains in the service of the Company on such anniversary.

(7)

Includes (i) 10 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest on the third anniversary of August 15, 2020, so long as Dr. Gilbert remains in the service of the Company on each anniversary; (ii) 67 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the second and third anniversaries of March 15, 2021, so long as Dr. Gilbert remains in the service of the Company on each such anniversary; and (iii) 88 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from December 15, 2022 to September 15, 2025, on each December 15th, March 15th, June 15th and September 15th, so long as Dr. Gilbert remains in the service of the Company on each such date. Excludes 34 RSUs granted under the 2020 Plan, scheduled to vest on the third anniversary of August 15, 2020, so long as Dr. Gilbert remains in the service of the Company on such anniversary.

(8)

Includes 88 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest in equal installments for the period from December 15, 2022 to September 15, 2025, on each December 15th, March 15th, June 15th and September 15th, so long as Mr. Howitt remains in the service of the Company on each such date. Excludes 19 shares of Common Stock owned by the Dennis Howitt Trust for which Mr. Howitt is the beneficiary and of which Mr. Howitt disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(9)

Includes: (i) warrants to purchase up to 2 shares of Common Stock at an exercise price of $10,800.00 per share, (ii) 10 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Kristensen remains in the service of the Company on such anniversary; (iii) 67 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the second and third anniversaries of March 15, 2021, so long as Mr. Kristensen remains in the service of the Company on each such anniversary; and (iv) 88 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from December 15, 2022 to September 15, 2025, on each December 15th, March 15th, June 15th and September 15th, so long as Mr. Kristensen remains in the service of the Company on each such date. Excludes 34 RSUs granted under the 2020 Plan, scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Kristensen remains in the service of the Company on such anniversary.

(10)

Includes (i) 14 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Peruvemba remains in the service of the Company on such anniversary; (ii) 67 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the second and third anniversaries of March 15, 2021, so long as Mr. Peruvemba remains in the service of the Company on each such anniversary; and (iii) 88 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from December 15, 2022 to September 15, 2025, on each December 15th, March 15th, June 15th and September 15th, so long as Mr. Peruvemba remains in the service of the Company on each such date. Excludes 25 RSUs granted under the 2020 Plan, scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Peruvemba remains in the service of the Company on such anniversary.

(11)

Includes (i) 7 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Tobias remains in the service of the Company on such anniversary; (ii) 67 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the second and third anniversaries of March 15, 2021, so long as Mr. Tobias remains in the service of the Company on each such date; and (iii) 88 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from December 15, 2022 to September 15, 2025, on each December 15th, March 15th, June 15th and September 15th, so long as Mr. Tobias remains in the service of the Company on each such date. Excludes 34 RSUs granted under the 2020 Plan, scheduled to vest on the third anniversary of August 15, 2020, so long as Mr. Tobias remains in the service of the Company on such anniversary.

(12)

Includes (i) 67 restricted shares of Common Stock granted under the LTIP, which vest in equal installments on the second and third anniversaries of May 15, 2021, so long as Ms. Wilson remains in the service of the Company on each such date, and (ii) 88 restricted shares of Common Stock granted under the LTIP, which are scheduled to vest in equal installments for the period from December 15, 2022 to September 15, 2025, on each December 15th, March 15th, June 15th and September 15th, so long as Ms. Wilson remains in the service of the Company on each such date.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2022

Number of
Securities
Remaining
Available for
Future
	Number of	Weighted	Issuance
	Securities to Be	Average	under Equity
	Issued upon	Exercise Price	Compensation
	Exercise of	of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	109,794
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	109,794

(1) Represents an aggregate of 108,373 shares of Common Stock available for future issuance in connection with grants of securities under the LTIP, an aggregate of 121 shares of Common Stock available for future issuance in connection with grants of securities under the 2020 Plan and an aggregate of 1,300 shares of Common Stock available for future issuance in connection with grants of securities under the 2022 Plan. See “Executive Compensation – Equity Incentive Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than compensation arrangements for our directors and executive officers, the following is a summary of transactions since the years ended December 31, 2022 and 2021 to which we have been a party in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest. See also “Executive Compensation” for additional information regarding compensation of related parties.

Helge Kristensen

Mr. Kristensen has served as a member of our Board since 2010. Mr. Kristensen serves as vice president of Hansong Technology, an original device manufacturer of audio products based in China, president of Platin Gate Technology (Nanjing) Co. Ltd, a company with focus on service-branding in lifestyle products as well as pro line products based in China and co-founder and director of Inizio Capital, an investment company based in the Cayman Islands.

For the years ended December 31, 2022 and 2021, Hansong Technology purchased modules from the Company of approximately $361,000 and $497,000, respectively, and made payments to the Company of approximately $191,000 and $510,000, respectively. At December 31, 2022 and 2021, Hansong Technology owed the Company approximately $170,000 and $0, respectively.

For the years ended December 31, 2022 and 2021, Hansong Technology sold speaker products to the Company of approximately $1,891,000 and $1,645,000, respectively, and the Company made payments to Hansong Technology of approximately $1,831,000 and $1,060,000, respectively. At December 31, 2022 and 2021, the Company owed Hansong Technology approximately $874,000 and $790,000, respectively.

As of December 31, 2022 and 2021, affiliates of Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s Common Stock.

David Howitt

Mr. Howitt has served as a member of our Board since December 2021. Mr. Howitt is founder and CEO of Meriwether Group LLC, (“Meriwether”), a strategic consulting firm that works with disruptive consumer brands. Meriwether is the manager of Meriwether Accelerators LLC (“Meriwether Accelerators”).

The Company is a party to a professional services agreement with Meriwether Accelerators, dated as of January 15, 2022, pursuant to which, the Company has agreed to pay Meriwether Accelerators: (i) $7,500 per month for a period of six months; and (ii) issue 100 shares of Common Stock for each partnership brought to fruition as a result of Meriwether Accelerators’ services and introduction, for up to 400 shares of Common Stock, which shares will have piggyback registration rights, in consideration for certain licensing services and strategic partnership collaborations to be provided by Meriwether Accelerators as set forth in such agreement. For the year ended December 31, 2022, the Company paid Meriwether Accelerators $45,000. As of December 31, 2022, the professional services agreement with Meriwether Accelerators has concluded and the Company did not issued any shares of Common Stock to Meriwether Accelerators under this agreement nor did it recorded any compensation expense related to the issuance of Common Stock.

As of December 31, 2022 and December 31, 2021, Mr. Howitt owned less than 1.0% of the outstanding shares of the Company’s Common Stock.

Significant Stockholders

On June 4, 2021, the Company and Lisa Walsh, then a significant stockholder of the Company, entered into an exchange agreement pursuant to which the Company and Ms. Walsh agreed to exchange 250,000 shares of Series A Preferred Stock held by Ms. Walsh, which were all of the outstanding shares of Series A Preferred Stock at the time, for 2,500 shares of Common Stock and a warrant to purchase up to 1,875 shares of Common Stock exercisable at $300.00 per share. On June 4, 2021, Ms. Walsh fully exercised such warrant on a cashless basis and received 793 shares of Common Stock. Ms. Walsh is no longer considered a significant stockholder.

Outstanding Equity Grants to Directors and Executive Officers

We have granted warrants and restricted shares to our certain of our directors and executive officers. For more information regarding the warrants and stock awards granted to our directors and named executive officers, see “Executive Compensation—Outstanding Equity Awards as of December 31, 2022.”

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

BPM LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2022 and 2021. The following table sets forth all fees billed or to be billed for such periods:

	2022	2021
Audit fees (1)	$414,768	$330,860
Audit-related fees (2)		—
Tax fees (3)	23,542	23,300
All other fees		—
Total	$438,310	$354,160

(1)

“Audit fees” include fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly review. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.

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

(a) The following documents are filed as part of this Report:

(1)Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, the footnotes thereto, and the respective report of BPM LLP, an independent registered public accounting firm, are filed herewith.

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

Exhibit No.	Description of Exhibits
2.1	Certificate of Conversion of Summit Semiconductor, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 23, 2018).

2.2	Plan of Conversion of Summit Semiconductor, Inc.(incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 23, 2018).

3.1(i)(a)	Certificate of Incorporation of Summit Semiconductor, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

3.1(i)(b)

Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 25, 2018).

3.1(i)(c)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 14, 2018).

3.1(i)(d)

Form of Certificate of Designations of the Preferences, Rights and Limitations of the Series A 8% Senior Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2020).

Exhibit No.	Description of Exhibits
3.1(i)(e)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 8, 2020).

3.1(i)(f)	Certificate of Amendment to Certificate of Incorporation of WiSA Technologies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2022).

3.1(i)(g)	Series A Elimination Certificate (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2022).

3.1(ii)	Bylaws of Summit Semiconductor, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2019).

4.2

Form of Common Stock Purchase Warrant issued to holders of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes. (incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

4.3

Form of Amended and Restated Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2019).

4.4

Form of Common Stock Purchase Warrant issued to holder of Series E Senior Secured Original Issue Discount Convertible Notes  (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2019).

4.5

Form of Common Stock Purchase Warrant issued to holders of Series F Senior Secured 15% Convertible Notes (incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

4.6

Form of Common Stock Purchase Warrant issued to holders of Series G 15% Original Issue Discount Senior Secured Promissory Notes in June 2018 (incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

4.7

Form of Common Stock Purchase Warrant issued to holders of Series G 20% Original Issue Discount Senior Secured Promissory Notes in July 2018 (incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 23, 2018).

4.8

Amended and Restated Common Stock Purchase Warrant to purchase 110,000 shares of Common Stock issued to Michael Howse on December 27, 2018 (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2019).

4.9

Amended and Restated Common Stock Purchase Warrant to purchase 165,000 shares of Common Stock issued to Michael Howse on December 27, 2018 (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2019).

4.10

Form of Common Stock Purchase Warrant issued to holder of Series A 8% Senior Convertible Preferred Stock (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-230952) filed with the SEC on April 19, 2019).

4.11	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

4.12	Form of Amendment No. 1 to Series F Common Stock Purchase Warrant (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

4.13	Form of Common Stock Purchase Warrant, dated February 2020 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 3, 2020).

4.14

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2020).

Exhibit No.	Description of Exhibits

4.15	Form of Senior Secured Convertible Instrument, dated March 2020 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2020).

4.16	Form of Common Stock Purchase Warrant, dated March 2020 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2020).

4.17	Form of Placement Agent Warrant, dated March 2020 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2020).

4.18	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2020).

4.19	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 10, 2020).

4.20	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

4.21	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

4.22	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 19, 2021).

4.23	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 7, 2021).

4.24	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2021).
4.25

Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-265060) filed with the SEC on May 18, 2022).

4.26

Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-265060) filed with the SEC on May 18, 2022).

4.27	Form of Senior Secured Convertible Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).
4.28	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).
4.29	Form of Placement Agent Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).
4.30	Form of New Senior Secured Convertible Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2022).
4.31	Form of Senior Indenture (incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-267211) filed with the SEC on September 1, 2022).
4.32	Form of Subordinated Indenture (incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-267211) filed with the SEC on September 1, 2022).
4.33

Warrant Amendment Agreement, dated November 21, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2022).

4.34	Form of Series A Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).
4.35	Form of Series B Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).
4.36	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).
4.37	Form of Voting Agreement (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-268085) filed with the SEC on November 29, 2022).

10.1

Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

Exhibit No.	Description of Exhibits

10.2

Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.3

Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.4

Form of Indemnity Agreement by and between Summit Semiconductor, Inc., and each of its directors and executive officers (incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.5

Employment Agreement between FOCUS Enhancements, Inc. and Brett Moyer, dated August 6, 2002  (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.6

First Amendment to Employment Agreement by and between Summit Semiconductor, LLC and Brett Moyer, effective May 2, 2011  (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.7

Executive Employment Agreement between FOCUS Enhancements, Inc. and Gary Williams, dated May 28, 2004  (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.8

First Amendment to Executive Employment Agreement by and between Summit Semiconductor, LLC and Gary Williams, effective May 2, 2011 (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.9

Form of Securities Purchase Agreement between Summit Semiconductor, LLC and the purchasers of Series D 15% Original Issue Discount Senior Secured Convertible Promissory Notes (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.10	Form of Amendment to Series D Transaction Documents (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.11

Form of Securities Purchase Agreement by and among Summit Semiconductor, LLC and the purchasers of Series F Senior Secured 15% Convertible Notes (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.12	Form of Amendment to Series F Transaction Documents (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 23, 2018).

10.13

Form of Series G Subscription Agreement by and among Summit Semiconductor, Inc. and the purchasers of Series G 15% Original Issue Discount Senior Secured Promissory Notes (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.14	Form of Amendment to Series G Transaction Documents (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.15

Form of Securities Purchase Agreement, dated April 18, 2019, by and among Summit Wireless Technologies, Inc. and certain purchasers of Series A 8% Senior Convertible Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2020).

10.16

Form of Series F Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

10.17

Form of Series G Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

Exhibit No.	Description of Exhibits
10.18

Form of Warrant Amendment and Exercise Agreement by and between the Company and certain other holders of the Company’s common stock purchase warrants (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

10.19

Form of Warrant Settlement Agreement by and between the Company and certain holders of the Company’s common stock purchase warrants (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

10.20

Form of Warrant Settlement Agreement by and between the Company and the Medalist Funds (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

10.21

Form of Amended and Restated Offer Letter from Summit Wireless Technologies, Inc. to George Oliva, dated October 4, 2019 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2020).

10.22

Form of Unit Purchase Agreement, dated February 4, 2020, by and among the Company and the purchaser signatory thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2020).

10.23

Form of Subscription Agreement, dated February 28, 2020, by and among the Company and the purchaser signatory thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2020).

10.24

Form of Securities Purchase Agreement, dated March 2020, by and between the Company and the investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.25	Form of Security Agreement, dated March 2020, by and between the Company and the investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.26	Form of Security Agreement, dated March 2020, by and between WiSA and the Investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.27

Form of Trademark Security Agreement, dated March 2020, by and between the Company and the investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.28

Form of Trademark Security Agreement, dated March 2020, by and between WiSA and the investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.29	Form of Patent Security Agreement, dated March 2020, between the Company and the investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.30	Form of Pledge Agreement, dated March 2020, between the Company, WiSA and the investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.31	Form of Guaranty, dated March 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.32

Paycheck Protection Program Promissory Note and Agreement, dated May 3, 2020, by and between Wells Fargo Bank, National Association and Summit Wireless Technologies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020).

10.33

Settlement Agreement and Release, dated May 14, 2020, by and between the Company and Alexander Capital, L.P. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 27, 2020).

10.34

Leak-Out Agreement, dated May 14, 2020, by and between the Company and Alexander Capital, L.P. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 27, 2020).

10.35

Placement Agency Agreement, dated June 4, 2020, by and between the Company and Maxim Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2020).

Exhibit No.	Description of Exhibits

10.36

Form of Securities Purchase Agreement, dated as of June 4, 2020, by and between the Company and the investors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2020).

10.37

Placement Agency Agreement, dated June 9, 2020, by and between the Company and Maxim Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2020).

10.38

Form of Securities Purchase Agreement, dated as of June 9, 2020, by and between the Company and the investors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2020).

10.39

Form of Settlement and Release Agreement, dated November 9, 2020, by and among the Company and each holder (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

10.40

Form of Registration Rights Agreement, dated November 9, 2020, by and among the Company and the holders (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

10.41

Form of Leak-Out Agreement, dated November 9, 2020, by and between the Company and each holder (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

10.42	Lease Agreement by and between Portland 2 LLC and the Company, dated August 18, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

10.43	Summit Wireless Technologies, Inc. 2020 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Form DEF 14A filed with the SEC on September 11, 2020).

10.44	Lease Agreement by and between Portland 2 LLC and the Company, dated August 18, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

10.45

Form of Inducement Agreement, dated January 18, 2021, by and between the Company and certain holders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021).

10.46

Solicitation Agreement, dated January 15, 2021, by and between the Company and Maxim Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021).

10.47

Form of Inducement Agreement, dated January 19, 2021, by and between the Company and certain holders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021).

10.48	Form of Exchange Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.49

Form of Inducement Agreement, dated as of June 7, 2021, by and between the Company and certain holders (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2021).

10.50	Solicitation Agreement, dated June 7, 2021, by and between the Company and Maxim Group LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2021).

10.51

Placement Agency Agreement, dated as of July 22, 2021, by and between the Company and Maxim Group LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.52

Form of Securities Purchase Agreement, dated as of July 22, 2021, by and between the Company and the investors (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.53

Equity Distribution Agreement, dated December 30, 2021, by and between the Company and Maxim Group LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 30, 2021).

Exhibit No.	Description of Exhibits
10.54	Form of Securities Purchase Agreement by and between the Company and the Investor (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.55	Form of Security Agreement by and between the Company and the Investor (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.56	Form of Security Agreement by and between WiSA and the Investor (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.57	Form of Trademark Security Agreement by and between the Company and the Investor (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.58	Form of Trademark Security Agreement by and between WiSA and the Investor (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.59	Form of Patent Security Agreement between the Company and the Investor (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.60	Form of Pledge Agreement between the Company, WiSA and the Investor (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.61	Form of Guaranty (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.62

Executive Employment Agreement, effective as of August 24, 2022, by and between the Company and Brett Moyer (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 26, 2022).

10.63

Executive Employment Agreement, effective as of August 24, 2022, by and between the Company and George Oliva (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 26, 2022).

10.64

Executive Employment Agreement, effective as of August 24, 2022, by and between the Company and Gary Williams (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 26, 2022).

10.65

WiSA Technologies, Inc. Management Team Retention Bonus Plan, effective September 1, 2022 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 1, 2022).

10.66	Form of Securities Purchase Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 2, 2022).

10.67	Form of Warrant Agency Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 2, 2022).

10.68	Form of Waiver (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-268085) with the SEC on November 29, 2022).

21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-239750) filed with the SEC on July 8, 2020).

23.1*	Consent of BPM LLP.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibits

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith, as applicable.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WiSA Technologies, Inc.

Date: March 16, 2023	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2023	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2023	By:	/s/ George Oliva
George Oliva Chief Financial Officer (Principal Financial Officer)

Date: March 16, 2023	By:	/s/ Gary Williams
Gary Williams Chief Accounting Officer (Principal Accounting Officer)

Date: March 16, 2023	By:	/s/ Lisa Cummins
Lisa Cummins
Director

Date: March 16, 2023	By:	/s/ Dr. Jeffrey M. Gilbert
Dr. Jeffrey M. Gilbert
Director

Date: March 16, 2023	By:	/s/ David Howitt
David Howitt
Director

Date: March 16, 2023	By:	/s/ Helge Kristensen
Helge Kristensen
Director

Date: March 16, 2023	By:	/s/ Sriram Peruvemba
Sriram Peruvemba
Director

Date: March 16, 2023	By:	/s/ Robert Tobias
Robert Tobias
Director

Date: March 16, 2023	By:	/s/ Wendy Wilson
Wendy Wilson
Director

WISA Technologies, Inc. (formerly Summit Wireless Technologies, Inc.) and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WiSA Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of WiSA Technologies, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity(deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that WiSA Technologies, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, a net capital deficiency, available cash and cash used in operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2016.
/s/ BPM LLP
San Jose, California
March 16, 2023

WISA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$2,897	$13,108
Accounts receivable	273	214
Inventories	7,070	4,780
Prepaid expenses and other current assets	890	1,086
Total current assets	11,130	19,188
Property and equipment, net	174	162
Other assets	148	41
Total assets	$11,452	$19,391

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$2,042	$1,549
Accrued liabilities	1,632	1,416
Total current liabilities	3,674	2,965
Convertible note payable	457	—
Warrant liabilities	8,945	8
Derivative liability	333	—
Other liabilities	39	41
Total liabilities	13,448	3,014

Commitments and contingencies (Note 8)

Series A 8% Senior Convertible Preferred stock, par value $0.0001; 0 shares authorized and outstanding as of December 31, 2022; 1,250,000 shares authorized; 0 shares outstanding as of December 31, 2021, (liquidation preference of $0)	—	—

Stockholders' Equity (Deficit):
Common stock, par value $0.0001; 200,000,000 shares authorized; 712,564 and 158,310 shares issued and outstanding as of December 31, 2022 and 2021, respectively	7	2
Additional paid-in capital	226,318	228,578
Accumulated deficit	(228,321)	(212,203)
Total stockholders' equity (deficit)	(1,996)	16,377
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$11,452	$19,391

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2022 and 2021

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021

Revenue, net	$3,365	$6,541
Cost of revenue	2,970	4,677
Gross profit	395	1,864

Operating Expenses:
Research and development	7,144	5,236
Sales and marketing	6,140	4,123
General and administrative	5,155	4,016
Total operating expenses	18,439	13,375
Loss from operations	(18,044)	(11,511)

Interest expense, net	(898)	(9)
Change in fair value of warrant liability	2,852	—
Change in fair value of derivative liability	(47)	—
Gain on forgiveness of Paycheck Protection Program loan	—	859
Other expense, net	(12)	(11)
Warrant inducement expense	—	(1,146)
Loss before provision for income taxes	(16,149)	(11,818)
Provision for income taxes	2	2
Net loss	(16,151)	(11,820)
Convertible preferred stock dividend	—	(34)
Deemed dividend on exchange of convertible preferred
stock for common stock	—	(1,192)
Net loss attributable to common stockholders	$(16,151)	$(13,046)
Net loss per common share - basic and diluted	$(82.89)	$(105.20)
Weighted average number of common shares used in computing net loss per common share	194,852	124,016

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2022 and 2021

(in thousands, except share data)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	250,000	$597	84,142	$1	$207,698	$(200,383)	$7,316
Issuance of common stock upon warrant exercise	—	—	34,655	—	8,303	—	8,303
Warrants issued in connection with warrant exercise	—	—	—	—	1,146	—	1,146
Convertible preferred stock dividend	—	34	—	—	(34)	—	(34)
Exchange of convertible preferred stock for common stock	(250,000)	(631)	2,500	—	1,640	—	1,640
Warrants issued upon exchange of preferred stock for common stock	—	—	—	—	570	—	570
Deemed dividend on exchange of convertible preferred stock	—	—	—	—	(1,192)	—	(1,192)
Stock-based compensation	—	—	9,745	—	1,346	—	1,346
Issuance of common stock to vendor	—	—	100	—	34	—	34
Release of vested restricted common stock	—	—	2,168	—	—	—	—
Registered direct offering, net of issuance costs	—	—	25,000	1	9,025	—	9,026
Issuance of warrants in exchange for services	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	(11,820)	(11,820)
Balance as of December 31, 2021	—	—	158,310	2	228,578	(212,203)	16,377
ASC 842 adoption adjustment	—	—	—	—	—	33	33
Stock-based compensation	—	—	12,749	—	2,027	—	2,027
Release of vested restricted common stock	—	—	2,108	—	—	—	—
Restricted stock awards cancelled	—	—	(603)	—	—	—	—
Issuance of warrants in connection with convertible promissory note	—	—	—	—	91	—	91
Issuance of common stock and warrants, net of offering costs	—	—	540,000	5	6,426		6,431
Issuance of warrants in connection with December 2022 offering	—	—	—	—	(10,804)		(10,804)
Net loss	—	—	—	—	—	(16,151)	(16,151)
Balance as of December 31, 2022	—	—	712,564	$7	$226,318	$(228,321)	$(1,996)

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,151)	$(11,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant inducement expense	—	1,146
Forgiveness of Paycheck Protection Program loan	—	(859)
Stock-based compensation	2,027	1,346
Depreciation and amortization	122	79
Expense for issuance of common stock for services	—	34
Issuance of warrants in exchange for services	—	42
Amortization of debt discounts	879	—
Change in fair value of derivative liability	47	—
Change in fair value of warrant liability	(2,852)	—
Changes in operating assets and liabilities:
Accounts receivable	(59)	(129)
Inventories	(2,290)	(2,072)
Prepaid expenses and other assets	196	(178)
Other assets	105	—
Accounts payable	493	877
Accrued liabilities	104	26
Other liabilities	(135)	—
Net cash used in operating activities	(17,514)	(11,508)

Cash flows from investing activities:
Purchases of property and equipment	(43)	(99)
Net cash used in investing activities	(43)	(99)

Cash flows from financing activities:
Proceeds from issuance of common stock upon warrant exercises, net of issuance costs	—	8,303
Repayment of finance lease	(25)	(29)
Proceeds from issuance of common stock, prefunded warrants and warrants, net of issuance costs	6,418	9,026
Proceeds from issuance of convertible note payable, net of issuance costs	2,465	—
Repayment of convertible note payable	(1,512)	—
Net cash provided by financing activities	7,346	17,300

Net increase (decrease) in cash and cash equivalents	(10,211)	5,693
Cash and cash equivalents as of beginning of period	13,108	7,415
Cash and cash equivalents as of end of period	$2,897	$13,108

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$3
Cash paid for income taxes	$2	$2

Noncash Investing and Financing Activities:
Issuance of warrants in connection with December 2022 offering	$10,804	$—
Issuance of warrants in connection with convertible note payable	$1,076	$—
Derivative liability recorded in connection with issuance of convertible note payable	$286	$—
Exchange of convertible preferred stock for common stock	$—	$1,640
Deemed dividend on exchange of convertible preferred stock for common stock	$—	$(1,192)
Issuance of warrants in connection with exchange of preferred stock	$—	$570
Convertible preferred stock dividend	$—	$34
Deferred issuance costs for public offering of common stock in accounts payable	$—	$83

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

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

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days from the date of the Notice, or until December 20, 2022 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement.

The Company’s Common Stock failed to regain compliance with the Minimum Bid Price Requirement as of December 20, 2022. On December 19, 2022, the Company requested an extension of an additional 180 days in which to regain compliance with the Minimum Bid Price Requirement.

On December 21, 2022, the Company received notice (the “Second Notice”) from Nasdaq indicating that, while the Company has not regained compliance with the Minimum Bid Price Requirement, Staff has determined that the Company is eligible for an additional 180-day period, or until June 20, 2023 (the “Second Compliance Period”), to regain compliance.

On January 18, 2023, the Company received notice (the “January 18 Letter”) from the Nasdaq that it had determined that as of January 18, 2023, the Company’s Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days triggering application of Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”).

On February 13, 2023, the Company received notice (the “February 13 Letter”) from Nasdaq that it had determined that the Company had cured its bid price deficiency and now complies with the Minimum Bid Price Requirement, as the closing bid price of the Company’s common stock was at least $1.00 per share for at least a minimum of 10 consecutive business days. The Company also believes that it is also in compliance with the Low Priced Stocks Rule.

On December 21, 2022, the Company received a letter from Nasdaq notifying the Company that it had determined that the Company did not comply with Listing Rule 5635(d) because the Company’s December 2022 public offering did not meet Nasdaq’s definition of a public offering under Listing Rule IM-5635-3. Nasdaq’s determination was based on the significant discount to the “Minimum Price,” as defined in Nasdaq rules.

The Company had requested a hearing before a Nasdaq panel to appeal the January 18 Letter and to address all outstanding matters, including compliance with the Minimum Bid Price Requirement, the Low Priced Stocks Rule and Nasdaq Listing Rule 5635(d), which hearing is scheduled for March 9, 2023. As a result of the February 13 Letter, the Company only need to address its compliance with the Nasdaq Listing Rule 5635(d) in the hearing. While the appeal process is pending, the suspension of trading of the Company’s Common Stock will be stayed and our Common Stock will continue to trade on Nasdaq until the hearing process concludes and the Panel issues a written decision.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

1.	Business and Summary of Significant Accounting Policies, continued

Strategic Advisor

During the third quarter of 2022, the Company retained a strategic advisor to explore strategic opportunities specifically involving the Company’s intellectual property. Potential strategic opportunities that may be explored or evaluated as part of this process include the potential for capital raising transactions, an acquisition, sale of assets, including substantially all of the Company’s assets, merger, business combination, partnership, joint venture, licensing and/or another strategic alternative. Despite the Company’s efforts to identify and evaluate potential strategic transactions, the process may not result in any definitive offer to consummate a strategic transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated financial statements reflect the accounts of WISA Technologies, Inc. and its wholly-owned subsidiaries, WISA Technologies Korea, LTD, a Korean limited company, which was established in September 2022, and WiSA, LLC, a Delaware limited liability company. All intercompany balances and transactions are eliminated.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of December 31, 2022 and December 31, 2021, there was no allowance for doubtful accounts. As of December 31, 2022, the Company had two customers accounting for 62% and 12% of accounts receivable. As of December 31, 2021, the Company had two customers accounting for 35% and 27% of accounts receivable. The Company had four customers accounting for 19%, 18%, 11% and 10% of its net revenue for the year ended December 31, 2022. The Company had three customers accounting for 27%, 17% and 14% of its net revenue for the year ended December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

1.	Business and Summary of Significant Accounting Policies, continued

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoice amount and are generally not interest bearing. The Company reviews its trade receivables aging to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends and changes to customers’ financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2022 and 2021, there was no allowance for doubtful accounts.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The carrying value of the Company’s borrowings and capital lease liabilities approximates fair value based upon borrowing rates currently available to the Company for loans and capital leases with similar terms. The Company’s Warrant liability and Derivative liability are the only financial instruments that are adjusted to fair value on a recurring basis.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of December 31, 2022 and 2021, the Company had capitalized $206,000 and $83,000, respectively, of deferred offering costs in prepaid expenses and other current assets on the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

1.	Business and Summary of Significant Accounting Policies, continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

1.	Business and Summary of Significant Accounting Policies, continued

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

Product Warranty

The Company's products are generally subject to a one year warranty, which provides for the repair, rework, or replacement of products (at the Company's option) that fail to perform within the stated specification. The Company has assessed its historical claims and, to date, product warranty claims have not been significant. The Company will continue to assess if there should be a warranty accrual going forward.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

1.	Business and Summary of Significant Accounting Policies, continued

During the years ended December 31, 2022 and 2021, net revenue consisted of the following:

	For The Year Ended December 31,
(in thousands)	2022	2021
Components	$2,315	$5,504
Consumer Audio Products	1,050	1,037
Total	$3,365	$6,541

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of December 31, 2022 and 2021.

	December 31,	December 31,
(in thousands)	2022	2021
Contract liabilities	$44	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

1.	Business and Summary of Significant Accounting Policies, continued

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

Research and Development

Research and development costs are charged to operations as incurred and includes salaries, consulting expenses and an allocation of facility costs.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the years ended December 31, 2022 and 2021 are $1,440,000 and $688,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2022 and 2021, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the consolidated statements of operations in other expense, net and were not material for the years ended December 31, 2022 and 2021.

Reverse Stock Split

On January 26, 2023 the Company announced that its Board of Directors had approved a 1-for-100 reverse split (the "Reverse Stock Split") of its common stock that became effective that date. The common stock began trading on a split-adjusted basis on January 27, 2023 under the new CUSIP number 86633R302. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the Reverse Stock Split. The par value of the common stock was not adjusted for the Reverse Stock Split.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

1.	Business and Summary of Significant Accounting Policies, continued

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

For the year ended December 31, 2022, warrants to purchase 1,253,115 shares of common stock, 14,107 shares of restricted stock, 2,778 shares of restricted stock issued under an inducement grant and 5,861 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of December 31, 2022 and 2021. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2022 and 2021, the Company recognized no interest and penalties.

Recently Adopted Accounting Pronouncements

Adoption of Accounting Standards Codification (“ASC”) 842

The Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), as of January 1, 2022, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and the Company elected the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new standard resulted in the recording of operating lease right-of-use assets of $212,000 and lease liabilities of $327,000, as of January 1, 2022. In addition, the new standard resulted in the recording of an additional $90,000 of property and equipment and the reversal of $58,000 of deferred rent and lease incentive and an increase in shareholders’ equity of $33,000 as required under the new standard. The standard did not have an impact on our consolidated results of operations or cash flows. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

1.	Business and Summary of Significant Accounting Policies, continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

2.	Going Concern

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of December 31, 2022, the Company had cash and cash equivalents of $2.9 million and reported net cash used in operations of $17.5 million during the year ended December 31, 2022. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

Based on current operating levels, the Company will need to raise additional funds in the next 12 months by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through sales of its securities in public markets, proceeds from the exercise of warrants to purchase common stock and the sale of convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this report.

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

3.	Balance Sheet Components

Inventories (in thousands):

	December 31,
	2022	2021

Raw materials	$3,043	$2,057
Work in progress	13	1,403
Finished goods	4,014	1,320
Total inventories	$7,070	$4,780

Property and equipment, net (in thousands):

	December 31,
	2022	2021

Machinery and equipment	$691	$965
Leasehold improvements	127	40
Tooling	11	11
Computer software	—	89
Furniture and fixtures	—	15
	829	1,120
Less: Accumulated depreciation and amortization	(655)	(958)
Property and equipment, net	$174	$162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

3.	Balance Sheet Components, continued

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $122,000 and $79,000, respectively. The cost and accumulated depreciation of assets acquired under capital lease included in machinery and equipment in the above table as of December 31, 2022 were $72,000 and $56,000, respectively. The cost and accumulated depreciation of assets acquired under capital lease included in machinery and equipment in the above table as of December 31, 2021 were $72,000 and $32,000, respectively.

Accrued liabilities (in thousands):

	December 31,
	2022	2021

Accrued vacation	$422	$385
Accrued rebate	215	356
Accrued audit fees	179	191
Accrued lease liability, current portion	169	—
Accrued compensation	136	231
Customer advance	44	—
Accrued legal fees	43	—
Accrued other	424	253
Total accrued liabilities	$1,632	$1,416

4.	Borrowings

Convertible Promissory Note

On August 15, 2022, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a senior secured convertible note in the principal amount of $3,600,000 (the “Convertible Note”) and a warrant (the “ August Warrant”) to purchase up to 20,970 shares of the Company’s common stock, at an exercise price of $99.70 per share (the “Exercise Price”), in consideration for $3,000,000. Pursuant to the August Purchase Agreement, upon the closing of the private placement, pursuant to which Maxim Group LLC (“Maxim”) acted as placement agent (the “Private Placement”), the Company received gross proceeds of $3,000,000. After the deduction of banker fees, commitment fees and other expenses associated with the transaction, the Company received net proceeds of $2,483,000. The Company used the net proceeds primarily for working capital and general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

4.	Borrowings, continued

The Convertible Note matures on August 15, 2024, does not bear interest and ranks senior to the Company’s existing and future indebtedness and is secured to the extent and as provided in the Security Agreements. The Convertible Note is convertible in whole or in part at the option of the Convertible Note Investor into shares of Common stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note defines “Conversion Price” as equal to the lesser of (a) 90% of the average of the five lowest daily VWAPs (as defined in the Convertible Note) during the previous twenty trading days prior to delivery to the Company of the Convertible Note Investor’s applicable notice of conversion (the “Conversion Notice”) and(b) $92.60 (the “Base Conversion Price”). The Base Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $0.50 per share (the “Floor Price”), a limitation required by the rules and regulations of Nasdaq, and certain exceptions upon any subsequent transaction at a price lower than the Base Conversion Price then in effect and standard adjustments in the event of stock dividends, stock splits, combinations or similar events; provided that in the event the Conversion Price equals the Floor Price, the Company is required to pay the Convertible Note Investor a cash amount determined pursuant to a formula in the Convertible Note, and provided further that the Floor Price will not apply in the event that the Company obtains Stockholder Approval (as defined in the August Purchase Agreement) in accordance with Nasdaq rules. At any time after the closing date of the Private Placement, in the event that the Company issues or sells any shares of common stock or common stock Equivalents (as defined in the Convertible Note), subject to certain exceptions, at an effective price per share lower than the Base Conversion Price then in effect or without consideration, then the Base Conversion Price shall be reduced to the price per share paid for such shares of common stock or common stock Equivalents. Additionally, upon three days’ written notice to the holder after receipt of a Conversion Notice, in lieu of delivering Conversion Shares, the Company has the right to pay the Convertible Note Investor in cash an amount equal to 105% of the portion of the outstanding principal amount stated in such Conversion Notice. Further, at the Convertible Note Investor’s option, the Convertible Note is convertible into shares of common stock or redeemable for 103% of the portion of the outstanding principal amount to be converted in the event that any transaction causes the Conversion Price to be lower than the Floor Price. Subject to certain exceptions, commencing on the Conversion Trigger Date and for a nine-month period after such date, the Convertible Note Investor may convert only up to an aggregate of $250,000 in outstanding principal amount during any calendar month, provided, that if Stockholder Approval has been obtained, the Convertible Note is in default at the time or the Company meets certain capitalization conditions, such conversion limitation would not apply.

The obligations and performance of the Company under the Convertible Note and the August Purchase Agreement are secured by: (a) a senior lien granted pursuant to security agreements between the Convertible Note Investor and the Company, on (a) all of the assets of the Company (b) a senior lien granted pursuant to trademark security agreements between the Convertible Note Investor and the Company; (c) a senior lien granted pursuant to a patent security agreement between the Convertible Note Investor and the Company on all of the patent assets of the Company; and (d) a pledge of certain securities pursuant to a pledge agreement between the Convertible Note Investor, the Company (such agreements listed in (a)-(d) above, collectively, the “Security Agreements”). The payment and performance obligations of the Company under the Convertible Note and the August Purchase Agreement are guaranteed pursuant to a guaranty by the Company in favor of the Convertible Note Investor.

In connection with the Private Placement, the Company issued warrants to the Convertible Note Investor and Maxim to purchase common shares of  20,970 and 1,944, respectively (see Note 6 – Fair Value Measurements). The sum of the fair value of the warrants, the original issue discount for interest, issuance costs and the derivative liability for the embedded conversion feature for the August 2022 Notes were recorded as debt discounts totaling $2,509,000 to be amortized to interest expense over the respective term using the effective interest method. During the year ended December 31, 2022, the Company recognized $879,000 of interest expense from the amortization of debt discounts. As of December 31, 2022 the net unamortized debt discounts totaled $1,630,000, and the net carrying value of the convertible note payable was $457,000.

In connection with the Private Placement, the Company entered into a placement agency agreement with Maxim (the “Placement Agency Agreement”), and agreed to issue to Maxim, a warrant to purchase up to an aggregate of 1,944 shares of Common Stock (the “Maxim Warrant”) at an exercise price of $99.70 per share, which is exercisable at any time on or after the six-month anniversary of the closing date of the Private Placement and will expire on the fifth (5th) anniversary of its date of issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

4.	Borrowings, continued

Effective August 24, 2022, the Company and the Investor agreed to amend Section 3.1(b) of the Convertible Note to provide that the Conversion Price could not be lower than the Floor Price until stockholder approval has been obtained, after which stockholder approval the Floor Price may be reduced to no lower than $0.25, subject to adjustment pursuant to the terms of the August 2022 Note. The changes were effected by cancellation of the Convertible Note and the issuance of a replacement senior secured convertible note (the “New Convertible Note”) to the Investor. The New Convertible Note contains identical terms as the Convertible Note, except for the amendment to the Section 3.1(b).

On November 21, 2022, the Company and Maxim entered into an agreement to amend the Maxim Warrant (the “Maxim Warrant Amendment”). Specifically, the Maxim Warrant Amendment sets forth certain circumstances in which the lock up restrictions to which the Maxim Warrant is subject would not apply. The Maxim Warrant Amendment also clarifies certain limitations with respect to demand registration rights, and provides that Maxim’s piggy-back registration rights expire on the fifth (5th) anniversary of the Maxim Warrant’s date of issuance.

	Convertible
	Promissory Note
	December 31, 2022	December 31, 2021
Convertible note payable	$2,089	$—
Debt discount	(1,632)	—
Net total	$457	$—

The August 2022 Note contains several embedded conversion features. The Company concluded that those conversion features require bifurcation from the Convertible Note and subsequent accounting in the same manner as a freestanding derivative. The Company recognized a derivative liability of $286,000 upon execution of the note agreement and such amount was included in the $2,509,000 of debt discounts noted above. Subsequent changes in the fair value of these conversion features are measured at each reporting period and recognized in the consolidated statement of operations. The Company recognized expense of $47,000 as the change in the fair value of the derivative liability during the year ended December 31, 2022, and the balance of the derivative liability as of December 31, 2022 is $333,000.

On November 28, 2022, the Company entered into a waiver of rights (the “Waiver”) with the Convertible Note Investor, pursuant to which the Convertible Note Investor agreed to waive certain prohibitions under the August Purchase Agreement with respect to the offering of units in December 2022 in exchange for the issuance by the Company, on the closing date of such offering, of an additional number of Series A Warrants and an additional number of Series B Warrants equal to the quotient obtained by dividing $750,000 by the public offering price for the units sold in the offering (such Warrants, the “Waiver Warrants”).

In connection with the public offering the Company consummated on December 1, 2022 (“December 2022 Offering”), the Company issued 53,572 Series A Warrants and 53,572 Series B Warrants to the Convertible Note Investor (See Note 6). The Company’s obligation to issue shares of common stock underlying the Waiver Warrants is expressly conditioned upon stockholder approval of all of the transactions contemplated by the August Purchase Agreement (See Note 11 – Subsequent Events for additional information.)

Additionally, as a result of the December 2022 Offering, the Base Conversion Price was adjusted to the Floor Price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

4.	Borrowings, continued

Payroll Protection Program Note Agreement

On May 3, 2020, we received a loan (the “PPP Loan”) from Wells Fargo Bank, National Association in the aggregate amount of $847,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. The PPP Loan was funded on May 7, 2020. The PPP Loan, which is in the form of a PPP promissory note and agreement, dated May 3, 2020 (the “PPP Note Agreement”), had a maturity date of May 3, 2022 and bore interest at a rate of 1.00% per annum. Pursuant to a change in guidance by the U.S. Small Business Administration, the initial monthly payment date of the PPP Note Agreement was deferred from November 1, 2020 to August 18, 2021. The PPP Loan could be prepaid by us at any time prior to maturity with no prepayment penalties. During the third quarter of 2021, the Company received full loan forgiveness for obligations related to the PPP Loan. The Company accounted for the PPP Loan as debt, and the loan forgiveness was accounted for as a debt extinguishment. The amount of loan and interest forgiven totaling $859,000, was recognized as a gain upon debt extinguishment and was reported in the accompanying consolidated statements of operations for the year ended December 31, 2021.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy, are as follows:

(in thousands)	December 31, 2022
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$—	$—	$333
Warrant liabilities	$—	$—	$8,945

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

5.	Fair Value Measurements, continued

(in thousands)	December 31, 2021
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability	$—	$—	$8

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2022 or 2021.

Derivative Liability

As described previously in Note 4, the conversion provisions embedded in the Convertible Note require bifurcation and measurement at fair value as a derivative. The fair value was calculated using a Monte Carlo simulation to create a distribution of potential market capitalizations and share prices for the Company on a weekly basis over the assumed period, given the various scenarios.  The average value of the Convertible Note was discounted to the valuation date to determine a calibrated discount rate so that the fair value of the Convertible Note was $3 million.  The value of the Convertible Note was compared with the value of a hypothetical note with no conversion rights in order to determine the fair value of the conversion feature.

As of December 31, 2021, the Company did not have a derivative liability. The Series A Preferred Stock was exchanged for common stock and warrants during the year ended December 31, 2021, thereby eliminating the conversion feature which gave rise to the derivative. Prior to the exchange, the Company had measured the fair value of the derivative by estimating the fair value of the Series A Preferred Stock as if conversion occurred at the end of the reporting period. The Company calculated the value of the conversion feature using the Fixed Conversion Price of the Series A Preferred Stock, as adjusted to 95% of the volume weighted average price of the common stock for the previous ten trading days constrained by the specified floor price of $30.00. The changes in the fair value of the derivative liability for the years ended December 31, 2022 and 2021 were as follows:

	For the year ended December 31,
(in thousands)	2022	2021

Beginning balance	$—	$387
Additions	286	—
Change in fair value	47	(387)
Ending balance	$333	$—

The changes in fair value of the derivative liability are recorded in change in fair value of derivative liability in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

5.	Fair Value Measurements, continued

Warrant Liabilities

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

	For The Year Ended December 31,
(in thousands)	2022	2021

Beginning balance	$8	$8
Additions	11,789	—
Change in fair value	(2,852)	—
Ending balance	$8,945	$8

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liability in the consolidated statements of operations.

6.	Convertible Preferred Stock and Stockholders’ Equity

Series A 8% Senior Convertible Preferred Stock

On April 18, 2019, we entered into a Securities Purchase Agreement, dated as of April 18, 2019, with an investor (the “Preferred Investor”) (the “Preferred SPA”), pursuant to which we issued 250,000 shares of our Series A 8% Senior Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). In connection with the Preferred SPA, the Company also issued to the Preferred Investor a warrant to purchase 128 shares of our common stock.

On June 4, 2021, the Company and the Preferred Investor entered into an exchange agreement pursuant to which the Company exchanged with the Preferred Investor, all outstanding shares of Series A Preferred Stock, for 250,000 shares of common stock and warrants to purchase up to 1,875 shares of common stock. In connection with exchange agreement the Company recorded a deemed dividend of $1,192,000. Immediately following the exchange, the Company no longer had a derivative liability or any preferred stock outstanding.

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

As of December 31, 2022, there are no shares of preferred stock issued or outstanding.

Common Stock

Carve-Out Plan

For the three months ended March 31, 2021, 352 shares of restricted stock issued under the Carve-Out Plan (the “Carve-Out Plan”), were released with an intrinsic value of approximately $2,000. No shares were subsequently issued under the Plan.

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. Thereafter, the 15% evergreen provision governs the LTIP. For fiscal year 2023, up to 108,373 shares of common stock are available for participants under the LTIP as of January 1, 2023. (See Note 11 regarding the amendments to the LTIP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

For the year ended December 31, 2022, 5,404 shares of restricted stock issued under the LTIP, were released with an intrinsic value of approximately $324,000. For the year ended December 31, 2021, 330 shares of restricted stock were released with an intrinsic value of approximately $97,000.

A summary of activity related to restricted stock awards (excluding the deferred shares) for the years ended December 31, 2022 and 2021 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2021	900	$226.00
Granted	6,807	$353.00
Vested	(330)	$231.00
Forfeited	(49)	$308.00
Non-vested as of December 31, 2021	7,328	$343.36
Granted	12,784	$118.30
Vested	(5,404)	$227.96
Forfeited	(601)	$206.26
Non-vested as of December 31, 2022	14,107	$189.45

As of December 31, 2022, the unamortized compensation costs related to the unvested restricted stock awards was approximately $2,033,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.0 years.

2020 Stock Incentive Plan

On July 27, 2020, the board of directors adopted the Company’s 2020 Stock Incentive Plan (the “2020 Stock Plan”) and the reservation of an aggregate of 6,500 shares of the Company’s common stock authorized for issuance under the 2020 Stock Plan, subject to stockholder approval. The 2020 Stock Plan authorizes the grant of equity-based compensation to the Company’s senior managers, employees, directors, consultants, professionals and service providers in the form of stock options, restricted stock and restricted stock units. On July 27, 2020, the Company also granted, subject to stockholder approval, an aggregate of 6,148 restricted stock units to senior managers, employees, directors, consultants. Each of the awards are scheduled to vest on the first, second, and third anniversaries of August 15, 2020, so long as such award recipient remains in service of the Company on each such anniversary. Each restricted stock unit represents the right to receive one share of the Company’s common stock under the 2020 Stock Plan. On October 20, 2020, the Company held the 2020 Annual Meeting of Stockholders and approved the adoption of the 2020 Stock Plan and the reservation of an aggregate of 6,500 shares of the Company’s common stock. In connection with the approval, the Company issued 6,148 restricted stock units to employees, directors and consultants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

A summary of activity related to restricted stock units under the Company’s 2020 Stock Plan for the years ended December 31, 2022 and 2021 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1,2021	6,309	$229.00
Granted	208	$381.00
Vested	(2,114)	$244.00
Forfeited	—	$—
Non-vested as of December 31, 2021	4,403	$235.74
Granted	—	$—
Vested	(2,104)	$233.65
Forfeited	(138)	$227.00
Non-vested as of December 31, 2022	2,161	$238.33

As of December 31, 2022, the unamortized compensation costs related to the unvested restricted stock units under the Company’s 2020 Stock Plan was approximately $321,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 0.7 years.

For the year ended December 31, 2022, 2,104 shares of restricted stock units were released under the 2020 Stock Plan with an intrinsic value of approximately $68,000. For the year ended December 31, 2021, 2,114 shares of restricted stock units were released under the 2020 Stock Plan with an intrinsic value of approximately $661,000.

Inducement Grant

On September 13, 2021, the Company issued 3,100 shares of restricted common stock to Eric Almgren, the Company’s Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). Such shares were issued outside the Company’s LTIP and the 2020 Stock Plan. In accordance with the September 2021 Inducement Grant, 775 shares will vest monthly over a period of 36 months and the remaining 2,325 will vest in 775 increments, upon the achievement of certain company milestones related to the volume weighted average closing price per share of the Company’s common stock, as reported on NASDAQ, for the ten (10) consecutive days in which thresholds of the Company’s market capitalization of $75 million, $100 million and $150 million are achieved. The September 2021 Inducement Grant was valued with an approximate value of $772,000 and is being amortized over 36 months.

On August 24, 2022, the September 2021 Inducement Grant’s vesting milestones related to the Company’s market capitalization were revised to $50 million, $75 million and $100 million. This revision was treated as a modification of the original award and the incremental value recorded was not significant. As of December 31, 2022, the unamortized compensation cost related to the unvested September 2021 Inducement Grant was approximately $440,000 which is being amortized on a straight-line basis over a period of approximately 1.7 years. The Company recorded stock-based compensation of $256,000, related to this grant for the year ended December 31, 2022. As of December 31, 2022, 2,778 shares are unvested. For the year ended December 31, 2022, 258 shares of restricted stock were released under the September 2021 Inducement Grant with an intrinsic value of approximately $14,000.

2022 Plan

On June 21, 2022, the Board of Directors adopted the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) and the reservation of an aggregate of 5,000 shares of the Company’s common stock authorized for issuance under the 2022 Plan, subject to stockholder approval. The 2022 Plan authorizes the grant of equity-based compensation, to the Company’s key managers, employees, consultants who provide technical and engineering and related services to the Company, in the form of restricted stock and restricted stock units. On August 19, 2022, the Company held the 2022 Annual Meeting of Stockholders and approved the adoption of the 2022 Plan and the reservation of an aggregate of 5,000 shares of the Company’s common stock. On September 19, 2022, the Company granted, an aggregate of 3,700 restricted stock units to managers, employees, consultants. Each restricted stock unit represents the right to receive one share of the Company’s common stock under the 2022 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

A summary of activity related to restricted stock units under the Company’s 2022 Plan for the year ended December 31, 2022 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2022	—	$—
Granted	3,700	$52.00
Vested	—	$—
Forfeited	—	$—
Non-vested as of December 31, 2022	3,700	$52.00

As of December 31, 2022, the unamortized compensation cost related to the unvested restricted stock units was approximately $178,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 3.5 years.

July 2021 Registered Direct Offering

On July 22, 2021, the Company entered into a securities purchase agreement (the “July 22nd Purchase Agreement”) with several accredited investors providing for the issuance of 25,000 shares of the Company’s common stock. Pursuant to the July 22nd Purchase Agreement, the investors purchased all of the securities sold thereby for an aggregate purchase price of $10,000,000. The offering of the securities pursuant to the July 22nd Purchase Agreement was closed on July 27, 2021, with the Company receiving net proceeds of $9,026,000. Maxim acted as the placement agent. The Company paid Maxim Group LLC (“Maxim”) a fee of approximately $800,000, which was equal to 8% of the aggregate purchase price paid by investors placed by Maxim and certain expenses. The July 22nd Purchase Agreement contains customary representations, warranties and agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto.

ATM Agreements

On December 30, 2021, the Company entered into a Sales Agreement with Maxim (the “2021 Sales Agreement”), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $4,500,000 from time to time through Maxim. The Company terminated the 2021 Sales Agreement on September 13, 2022. No shares of common stock were sold under the 2021 Sales Agreement.

On September 13, 2022, the Company entered into a 2022 Sales Agreement (the “2022 Sales Agreement”) with Maxim, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $4,000,000 from time to time through Maxim (the “ATM Program”). On January 30, 2023, the Company and Maxim agreed to terminate the 2022 Sales Agreement, effective that day. As of the termination of the 2022 Sales Agreement, the Company had not sold any shares of common stock under the ATM Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

December 2022 Best-Efforts Offering

In connection with the consummation of the December 2022 Offering, the Company issued an aggregate of 504,000 units (the “Units”) and 36,000 pre-funded units (the “Pre-Funded Units”) at an effective public offering price of $14.00 per Unit, resulting in net proceeds of approximately $6.4 million. Each Unit consists of (i) one share (the “Shares”) of common stock, par value $0.0001 per share (“Common Stock”), (ii) one Series A Warrant (the “Series A Warrants”), and (iii) one Series B Warrant (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”), each such Warrant being exercisable from time to time for one Share of the Company’s common stock at an exercise price of $14.00 per share. Each Pre-Funded Unit consists of (i) one pre-funded warrant (the “Pre-Funded Warrants”), each such Pre-Funded Warrant being exercisable from time to time for one Share of the Company’s common stock, (ii) one Series A Warrant and (iii) one Series B Warrant. The Warrants are immediately exercisable for one Share at an exercise price of $14.00 per share, and will expire five (5) years after the date of issuance. The Pre-Funded Warrants were immediately exercisable for one Share at an exercise price of  $0.10 per share. The Pre-Funded Warrants were exercised immediately upon the closing of the December 2022 Offering, resulting in the issuance of 36,000 shares of common stock and additional proceeds of $3,600 to the Company.

The Share and accompanying Warrants included in each Unit were issued separately, and the Pre-Funded Warrant and the accompanying Warrants included in each Pre-Funded Unit were issued separately. The Units and Pre-Funded Units have no stand-alone rights and were not issued or certificated.

Subject to certain exemptions outlined in the Warrants, if the Company sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any shares of Common Stock or any other securities that are at any time convertible into, or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive, Common Stock, at an effective price per share less than the exercise price of the Warrant then in effect, the exercise price of the Warrants will be reduced to equal the effective price per share in such dilutive issuance. The Warrants contain a one-time reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) 100% of the five- day volume weighted average prices for the five (5) trading days immediately preceding the date that is sixty days after issuance of such Warrants. The Warrants are subject to certain call features and, in certain circumstances, may be exercised on a cashless basis.

In connection with the December 2022 Offering, on November 29, 2022, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with certain institutional investors. Under the December Purchase Agreement, subject to certain exemptions, the Company is prohibited, until ninety (90) days after the closing of the offering, from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock or common stock equivalents (as defined in the December Purchase Agreement) or (ii) filing any registration statement or amendment or supplement thereto under the Securities Act of 1933, as amended (the “Securities Act”).

Also in connection with the December 2022 Offering, on November 29, 2022, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a “best efforts” basis in connection with the offering. The Company paid the Placement Agent an aggregate fee equal to 8.0% of the gross proceeds raised in the December 2022 Offering, and a non-accountable expense allowance equal to 1.0% of such gross proceeds. The Company reimbursed the Placement Agent $100,000 for expenses in connection with the December 2022 Offering.

A registration statement on Form S-1 (the “Registration Statement”) relating to the Offering (File No. 333-268085) was initially filed with U.S. Securities and Exchange Commission (the “SEC”) on November 1, 2022, and was declared effective by the SEC on November 29, 2022. The December 2022 Offering was made by means of a prospectus forming a part of the effective Registration Statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

Warrants for Common Shares

The Company has issued warrants to purchase common shares to employees and consultants as compensation for services rendered, as well as, in conjunction with the purchase of common shares in equity and debt transactions. A summary of the warrant activity and related information for the years ended December 31, 2022 and 2021 is provided as follows.

In January 2021, pursuant to the Company’s solicitation of certain warrant holders, such warrant holders agreed to exercise warrants to purchase an aggregate of 12,217 shares of common stock for net proceeds of approximately $2.9 million. In consideration for their exercise of these warrants, for cash, the exercising holders were issued new warrants to purchase up to an aggregate of 385 shares of common stock, at an exercise price of $420.00 per share, which are exercisable for a period of five years. The grant date fair value of those warrants was $567,000, which was recorded as warrant inducement expense and an increase to additional paid-in capital on the accompanying consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $385.00; expected dividend yield of 0.0%; expected volatility of 60.1%; risk-free interest rate of 0.45% and expected life of 5.0 years.

On April 18, 2019, the Company entered into a Securities Purchase Agreement with the Preferred Investor, pursuant to which the Company issued 250,000 shares of our Series A 8% Convertible Preferred Stock (the “Original Securities”). On June 4, 2021, the Company and the Preferred Investor entered into that an exchange agreement pursuant to which the Company exchanged with the Preferred Investor the Original Securities held by the investor for: (i) 2,500 shares of common stock and (ii) warrants to purchase up to 1,875 shares of Common Stock. The warrants will be exercisable for a period of five (5) years and four (4) months. The exercise price with respect to the warrants is $300.00 per share. The exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change and dilutive issuances. The grant date fair value of those warrants was $570,000, which was recorded as loss on exchange of preferred stock and an increase to additional paid-in capital on the accompanying consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $477.00; expected dividend yield of 0.0%; expected volatility of 60.7%; risk-free interest rate of 0.78% and expected life of 5.4 years.

In June 2021, pursuant to the Company’s solicitation of certain warrant holders, such warrant holders agreed to exercise warrants to purchase an aggregate of 10,000 shares of common stock for net proceeds of approximately $2.3 million. In consideration for their exercise of these warrants, for cash, the exercising holders were issued new warrants to purchase up to an aggregate of 2,500 shares of common stock, at an exercise price of $446.00 per share, which are exercisable for a period of five years. The grant date fair value of those warrants was $579,000, which was recorded as warrant inducement expense and an increase to additional paid-in capital on the accompanying consolidated balance sheet. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $450.00; expected dividend yield of 0.0%; expected volatility of 60.7%; risk-free interest rate of 0.77% and expected life of 5.0 years.

In December 2021, the Company granted a warrant to purchase up to 250 shares of common stock to Lippert/Heilshorn Associates Inc. The warrant has an exercise price of $152.00 per share and are fully vested. The fair value of the warrant at issuance was $21,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $149.00, expected dividend yield 0%, expected volatility 67%, risk-free interest rate 1.19% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

In December 2021, the Company granted a warrant to purchase up to 150 shares of common stock to Marketing by Design LLC. The warrant has an exercise price of $152.00 per share and are fully vested. The fair value of the warrant at issuance was $12,000. The fair value of the warrant was estimated using the Black-Scholes Model based on the following weighted average assumptions: common share price on date of grant $149.00, expected dividend yield 0%, expected volatility 67%, risk-free interest rate 1.19% and expected life of 5.0 years. The fair value was recorded as professional services with the offset to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

In connection with the issuance of the Convertible Note, the Company issued a warrant (“Convertible Note Warrant”) to the investor to purchase up to 20,970 shares of the Company’s common stock, at an exercise price of $99.70 per share (see Note 4 – Borrowings). The Warrant is exercisable immediately and will expire on the fifth (5th) anniversary of its date of issuance and may be exercised on a cashless basis in the event of a fundamental transaction involving the Company or if the resale of the shares of common stock underlying the Warrant is not covered by a registration statement. The Exercise Price is subject to full ratchet antidilution protection, subject to certain price limitations required by Nasdaq rules and regulations and certain exceptions, upon any subsequent transaction at a price lower than the Exercise Price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The grant date fair value of the Convertible Note Warrant was $985,000, which was recorded as debt discount with the offset recorded to warrant liability on the consolidated balance sheets. The Convertible Note Warrant was recorded as a liability due to the potential variability of its exercise price. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of $77.00; expected dividend yield of 0.0%; expected volatility of 80.3%; risk-free interest rate of 2.91% and expected life of 5 years.

In connection with the December 2022 Offering, under which warrants to purchase common stock were issued with an exercise price of $14.00 per share, the exercise price of the Convertible Note Warrant was reduced from $99.70 per share to the Floor Price of $50.00 per share as a result of the full ratchet antidilution protection clause in the Convertible Note Warrant.

At December 31, 2022, the fair value of the Convertible Note Warrant was $151,000. The Company determined the fair value of the warrant using the Black-Scholes Model based on the following weighted average assumptions: common stock price on revaluation date of $11.00 ; expected dividend yield of 0.0%; expected volatility of 89%; risk-free interest rate of 3.99% and expected life of 4.7 years. The change in the fair value of the warrant liability was recorded to other income on the consolidated statements of operations.

In connection with the Convertible Note, the Company issued a warrant to Maxim to purchase up to 1,944 shares of the Company’s common stock, at an exercise price of $99.70 per share (see Note 4 – Borrowings). The grant date fair value of such warrants was $91,000, which was recorded as debt discount with the offset recorded to additional paid-in capital on the consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumptions: common stock price on date of grant of 77.00; expected dividend yield of 0.0%; expected volatility of 80.3%; risk-free interest rate of 2.91% and expected life of 5 years. The Warrant is exercisable at any time on or after the six-month anniversary of the closing date of the Private Placement and will expire on the fifth (5th) anniversary of its date of issuance and may be exercised on a cashless basis in the event that the shares of common stock underlying the warrant are not covered by a registration statement. In addition, the warrant includes a registration rights provision granting Maxim the same registration rights granted to the Convertible Note investor pursuant to the August Purchase Agreement. The exercise price is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

In connection with the December 2022 Offering, the Company issued Series A warrants to the December 2022 investors to purchase up to 540,000 shares of the Company’s common stock, at an exercise price of $14.00 per share. The grant date fair value of such warrants was $4,914,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the consolidated balance sheets. The fair value of such warrants at issuance was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on date of grant of $11.00; expected dividend yield of 0.0%; expected volatility of 89%; risk-free interest rate of 3.68% and expected life of 5 years.

In connection with the December 2022 Offering, the Company issued Series B warrants to the December 2022 investors to purchase up to 540,000 shares of the Company’s common stock, at an exercise price of $14.00 per share. The grant date fair value of such warrants was $4,914,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on date of grant of $11.00; expected dividend yield of 0.0%; expected volatility of 89%; risk-free interest rate of 3.68% and expected life of 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

In December 2022, the Company issued a Series A Warrant to the Convertible Note Investor to purchase up to 53,572 shares of the Company’s common stock, at an exercise price of $14.00 per share (see Note 4 – Borrowings). The grant date fair value of such warrants was $488,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on date of grant of $11.00; expected dividend yield of 0.0%; expected volatility of 89%; risk-free interest rate of 3.68% and expected life of 5 years.

In December 2022, the Company issued a Series B Warrant to the Convertible Note Investor to purchase up to 53,572 shares of the Company’s common stock, at an exercise price of $14.00 per share (see Note 4 – Borrowings). The grant date fair value of such warrants was $488,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on date of grant of $11.00; expected dividend yield of 0.0%; expected volatility of 89%; risk-free interest rate of 3.68% and expected life of 5 years.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2022 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2022	Life (years)	December 31, 2022

$14.00	1,187,145	4.92	1,080,001
$50.00	20,971	4.62	20,971
$99.70 - $261.00	18,434	2.64	16,390
$300.00 - $980.00	24,799	2.60	24,799
$1,580.00 - $12,500.00	1,766	0.29	1,766
$31.55	1,253,115	4.83	1,143,927

*Weighted Average

During the year ended December 31, 2022, other than the exercise of the Pre-Funded Warrants described Note 6 – December 2022 Offering, warrant holders did not exercise any warrants to purchase common stock.

Warrants exercisable as of December 31, 2022 exclude warrants to purchase 100 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones, warrants to purchase 1,944 shares of common stock issued to Maxim which will become exercisable on February 15, 2023, and warrants to purchase 107,144 shares of common stock issued to a Convertible Note Investor that require shareholder approval prior to being exercisable (see Note 11 - Approval of Transactions Related to August 2022 Purchase Agreement). Additionally, warrants to purchase 207 shares of common stock which are shown above with a price of $1,580.00 are pre-funded warrants under which the holder must only pay  $20.00 per share to complete the exercise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

6.	Convertible Preferred Stock and Stockholders’ Equity, continued

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2021 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2021	Life (years)	December 31, 2021

$152.00 - $390.00	35,397	3.56	35,297
$420.00 - $980.00	5,891	4.01	5,891
$1,580.00 - $1,750.00	956	1.06	956
$2,480.00 - $9,900.00	2,251	1.13	2,251
$10,800.00 - $12,500.00	504	0.90	504
$735.58	44,999	3.44	44,899

*Weighted Average

Warrants exercisable as of December 31, 2021 exclude a warrant to purchase 100 shares of common stock issued to a marketing consulting firm. Such warrant will vest in two tranches upon the achievement of certain milestones. Additionally, warrants to purchase 207 shares of common stock which are shown above with a price of $1,580.00 are Pre-Funded Warrants under which the holder must only pay $20.00 per share to complete the exercise.

7.	Income Taxes

The domestic and foreign components of loss before provision for income taxes for the years ended December 31, 2022 and 2021 were as follows:

(in thousands)	2022	2021
Domestic	$(16,149)	$(11,818)
Foreign	—	—
Total	$(16,149)	$(11,818)

The following represent components of the income tax expense for the years ended December 31, 2022 and 2021:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2022	2021
Current:
Federal	$—	$—
State	2	2
Foreign	—	—
Total current provision for income taxes	$2	$2
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred provision for income taxes	—	—
Total	$2	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

7.	Income Taxes, continued

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2022 and 2021 are presented below:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss	$17,664	$13,846
Accruals and reserves	201	142
Amortization of intangible assets	2,196	1,283
Stock based compensation	758	—
Lease liability	53	—
Other	—	355
Gross deferred tax assets	20,872	15,626
Valuation allowance	(20,762)	(15,564)
Total deferred tax assets	110	62
Deferred tax liabilities:
Prepaid expenses	(62)	(62)
Right-of-use assets	(33)	—
Other	(15)	—
Total deferred tax liabilities	(110)	(62)
Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is “more-likely-than-not” that the deferred tax assets will be realized; accordingly, a full valuation allowance was maintained, and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $5,198,000 and $3,115,000 during the years ended December 31, 2022 and 2021, respectively.

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

On June 29, 2020, California Assembly Bill 85 (“AB 85”) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for tax years beginning in 2020 and before 2023. However, on February 9, 2022 California Senate Bill 113 (“SB 113”) was signed into law and removed the limitation on the net operating losses and credits for the 2022 year and allows, after taxable years beginning on or after January 1, 2022, the ability to utilize net operating losses and credits.  These changes did not have a significant impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

7.	Income Taxes, continued

As of December 31, 2022, the Company had federal net operating loss carryforwards of $61,968,000. The federal net operating loss carryforwards will carryforward indefinitely but are subject to the 80% taxable income limitation.

As of December 31, 2022, the Company had state net operating loss carryforwards of $60,756,000 which will begin to expire in 2038.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

Provision for income taxes for the years ended December 31, 2022 and 2021 differed from the amounts computed by applying the statutory federal income tax rate of 21% to the loss before provision for income taxes as a result of the following:

	Year Ended December 31,
	2022	2021
Effective tax rate reconciliation:
Income tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	—	—
Other permanent differences	3.5	(8.0)
Change in valuation allowance	(24.5)	(20.2)
Provision for income taxes	—%	—%

Tax positions are evaluated in a two-step process. The Company first determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not” recognition threshold it is then measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2022 and 2021 is zero.

The Company has not incurred any material tax interest or penalties as of December 31, 2022. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2018 through 2022 remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2022 and 2021, the Company has not accrued any penalties or interest related to uncertain tax positions.

8.	Commitments and Contingencies

Operating Leases

The Company leases office space under a non-cancellable operating lease that expires in January 2024 and has an option to renew this lease, with renewal rates to be negotiated. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

8.	Commitments and Contingencies, continued

The following table reflects our lease assets and our lease liabilities at December 31, 2022 (in thousands):

	December 31,	January 1,
	2022	2022
Assets:
Operating lease right-of-use assets	$120	$212

Liabilities:
Operating lease liabilities, current	$154	$148
Operating lease liabilities, non-current	$39	$179

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the consolidated balance sheets.

Lease Costs:

The components of lease costs were as follows (in thousands):

Year Ended
December 31, 2022
Operating lease cost	$100
Short term lease cost	43
Total lease cost	$143

As of December 31, 2022, the maturity of operating lease liabilities was as follows (in thousands):

2023	173
2024	29
Total lease payments	202
Less: Interest	(9)
Present value of lease liabilities	$193

Lease Term and Discount Rate:

December 31, 2022
Weighted-average remaining lease term (in years)	1.1
Weighted-average discount rate	8.0%

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended
December 31, 2022
Operating cash outflows from operating leases	$153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

8.	Commitments and Contingencies, continued

Finance Lease

During August 2020, the Company entered into a lease agreement for equipment under a finance lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the consolidated balance sheets.

Future minimum lease commitments for the finance lease as of December 31, 2022 are as follows (in thousands):

Payments due in:
Year ending December 31, 2023	$15
Total minimum lease payments	15
Less: Amounts representing interest	—
Present value of capital lease obligations	15
Other liabilities	$—

Obligations under the finance lease are included in accrued liabilities and other liabilities on the consolidated balance sheets.

Management Team Retention Bonus

On September 1, 2022, the “Company adopted its Management Team Retention Bonus Plan (the “Retention Plan”), to incentivize certain management level employees (the “Managers”) to remain intact through and shortly following a potential “Change of Control” (as defined in the Retention Plan). The aggregate Retention Plan bonus amounts for all Managers is $1,250,000.

The Retention Plan provides that each Manager is eligible to receive a lump sum cash amount under the Retention Plan, on the earlier of the six-month anniversary of the date of a Change of Control or at the time of such Manager’s involuntary termination other than for “Cause” (as defined in the Retention Plan) or termination for “Good Reason” (as defined in the Retention Plan). The Retention Plan will terminate upon the earlier of June 30, 2023 if a Change of Control has not occurred by such date or upon the payment of all Retention Bonus Amounts. As of December 31, 2022, no accrual has been made under the Retention Plan.

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

For the years ended December 31, 2022 and 2021

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

For the years ended December 31, 2022 and 2021, Hansong Technology purchased modules from the Company of approximately $361,000 and $497,000, respectively, and made payments to the Company of approximately $191,000 and $510,000, respectively. At December 31, 2022 and 2021, Hansong Technology owed the Company approximately $170,000 and $0, respectively.

For the years ended December 31, 2022 and 2021, Hansong Technology sold speaker products to the Company of approximately $1,891,000 and $1,645,000, respectively, and the Company made payments to Hansong Technology of approximately $1,831,000 and $1,060,000, respectively. At December 31, 2022 and 2021, the Company owed Hansong Technology approximately $874,000 and $790,000, respectively.

As of December 31, 2022 and 2021, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

David Howitt

Mr. Howitt has served as a member of the Company's board of directors since December 2021. Mr. Howitt is founder and CEO of Meriwether Group LLC, (“Meriwether”), a strategic consulting firm that works with disruptive consumer brands. Meriwether is the manager of Meriwether Accelerators LLC (“Meriwether Accelerators”).

The Company is a party to a professional services agreement with Meriwether Accelerators, dated as of January 15, 2022, pursuant to which, the Company has agreed to pay Meriwether Accelerators (i) $7,500 per month for a period of six months; and (ii) issue 100 shares of common stock for each partnership brought to fruition as a result of Meriwether Accelerators' services and introduction, for up to 400 shares of common stock, which shares will have piggyback registration rights, in consideration for certain licensing services and strategic partnership collaborations to be provided by Meriwether Accelerators as set forth in such agreement. For the year ended December 31, 2022, the Company paid Meriwether Accelerators $45,000. As of December 31, 2022, the Company has not issued any shares of common stock to Meriwether Accelerators under this agreement nor has it recorded any compensation expense related to the issuance of common stock.

As of December 31, 2022 and December 31, 2021, Mr. Howitt owned less than 1.0% of the outstanding shares of the Company's common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

10.	Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the years ended December 31, 2022 and 2021 was as follows:

	For the year ended
	December 31,
(in thousands)	2022	2021
Asia Pacific	$1,762	$4,829
North America	515	1,157
Europe	1,088	555
Total	$3,365	$6,541

Substantially all of our long-lived assets are located in the United States.

11.Subsequent Events

NASDAQ Notifications

On January 18, 2023, the Company received notice (the “January 18 Letter”) that Nasdaq had determined that as of January 18, 2023, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days triggering application of Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). As a result, the Staff determined to delist the Company’s securities from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company requested a hearing before the Panel to appeal the January 18 Letter and to address all outstanding matters, including compliance with the Rule, the Low Priced Stocks Rule and Nasdaq Listing Rule 5635(d). While the appeal process is pending, the suspension of trading of the Company’s common stock will be stayed.

On February 13, 2023, the Company received notice (the “February 13 Letter”) from Nasdaq that it had determined that the Company had cured its bid price deficiency and now complies with the Minimum Bid Price Requirement, as the closing bid price of the Company’s common stock was at least $1.00 per share for at least a minimum of 10 consecutive business days. The Company also believes that it is also in compliance with the Low Priced Stocks Rule.

As a result of the February 13 Letter, the Company now only needs to address the matter concerning the December 2022 Offering and Nasdaq Listing Rule 5635(d) at a hearing before the Panel.

The Company attended a hearing before the Nasdaq panel on March 9, 2023 and is currently waiting for Nasdaq to render a decision.

Approval of Reverse Stock Split

On January 24, 2023, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to effect a reverse stock split of all outstanding shares of common stock by a ratio in the range of one-for-five to one-for-one hundred, to be determined in the sole discretion of the Board of Directors of the Company. On January 24, 2023, the Company’s Board of Directors approved a one-for-one hundred reverse stock split of all outstanding shares of common stock.

On January 26, 2023, the Company announced that its Board of Directors had approved the Reverse Stock Split and it became effective on that date. The common stock began trading on a split-adjusted basis on January 27, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

11.Subsequent Events, continued

Amendments to 2018 Long-Term Stock Incentive Plan

On January 24, 2023, the Company’s stockholders approved certain amendments to the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) to: (i) increase the annual share limit of common stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of Common Stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP),; and (ii) permit immediately quarterly calculations based on the number of shares of common stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year.

Approval of Transactions Related to August 2022 Purchase Agreement

On January 24, 2023, the Company’s stockholders approved the transactions related to the August Purchase Agreement which included the issuance of 20% or more of the outstanding shares of common stock upon (i) conversion of the Convertible Note, as amended by the New Convertible Note, (ii) exercise of the August Warrant, and (iii) exercise of the Waiver Warrant.

January 2023 Registered Direct Offering and Concurrent Private Placement

On January 31, 2023, the Company entered into a securities purchase agreement (the “January Purchase Agreement”) with certain institutional investors. Under the January Purchase Agreement, the Company agreed to issue and sell to such investors (i) in a registered direct offering, 201,544 shares of common stock and pre-funded warrants to purchase up to 381,762 shares of Common Stock, at an exercise price of $0.0001 per share of Common Stock, and (ii) in a concurrent private placement, common stock purchase warrants (the “Private Placement Warrants”), exercisable for an aggregate of up to 874,959 shares of common stock, at an exercise price of $10.49 per share of common stock.

The Company received gross proceeds of approximately $6.2 million before deducting placement agent fees and other offering expenses payable by the Company.

In connection with the offering, the Company entered into an amendment (the “Amendment”) to the securities purchase agreement, dated as of November 29, 2022, by and between the Company and certain institutional investors (the “November Purchase Agreement”) approved by a certain investor (the “November Investor”) who purchased at least 50.1% in interest of the shares of Common Stock and the pre-funded warrants to purchase shares of Common Stock, if any, based on the initial subscription amounts under the November Purchase Agreement, pursuant to Section 5.5 of the November Purchase Agreement. Pursuant to the Amendment, Section 4.11 of the November Purchase Agreement, which prohibits the Company’s ability to issue shares of Common Stock or Common Stock Equivalents (as defined in the November Purchase Agreement) or filing any registration statement or amendment or supplement thereto under the Securities Act, until ninety (90) days after the closing date of the transactions contemplated by the November Purchase Agreement, was amended to permit the offering discussed above and the issuance and sale of the securities offered and sold in such offering.

Termination of ATM Program

On January 30, 2023, the Company and Maxim agreed to terminate the 2022 Sales Agreement, effective that day. As of the termination of the 2022 Sales Agreement, the Company had not sold any shares of common stock under the ATM Program.

August 2022 Note Conversions

On February 1, 2023, the holder of the August 2022 Note converted a total principal amount of approximately $708,075 for shares of the Company’s common stock.