Form 10-Q
period 2023-03-31
WISA TECHNOLOGIES, INC.
filed 2023-05-15
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of May 12, 2023 is 3,801,953.

WISA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$5,259	$2,897
Accounts receivable	226	273
Inventories	5,747	7,070
Prepaid expenses and other current assets	1,064	890
Total current assets	12,296	11,130
Property and equipment, net	155	174
Other assets	126	148
Total assets	$12,577	$11,452

Liabilities and Stockholders’ Equity/(Deficit)
Current Liabilities:
Accounts payable	$2,179	$2,042
Accrued liabilities	1,063	1,632
Total current liabilities	3,242	3,674
Convertible note payable	468	457
Warrant liabilities	771	8,945
Derivative liability	333	333
Other liabilities	—	39
Total liabilities	4,814	13,448

Commitments and contingencies (Note 8)
Stockholders’ Equity/(Deficit):
Common stock, par value $0.0001; 200,000,000 shares authorized; 3,058,887 and 168,835 shares issued and outstanding as of March 31, 2023 and 2022, respectively	7	7
Additional paid-in capital	236,998	226,318
Accumulated deficit	(229,242)	(228,321)
Total stockholders’ equity/(deficit)	7,763	(1,996)
Total liabilities and stockholders’ equity (deficit)	$12,577	$11,452
(1)	The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2023 and 2022

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue, net	$469	$566
Cost of revenue	1,722	504
Gross profit (deficit)	(1,253)	62

Operating Expenses:
Research and development	1,893	1,537
Sales and marketing	1,294	1,300
General and administrative	1,362	1,126
Total operating expenses	4,549	3,963
Loss from operations	(5,802)	(3,901)

Interest expense, net	(723)	(1)
Change in fair value of warrant liabilities	5,604	—
Other expense, net	—	(2)
Loss before provision for income taxes	(921)	(3,904)
Provision for income taxes	—	—
Net loss	$(921)	$(3,904)
Net loss - basic and diluted	$(0.53)	$(26.33)
Weighted average number of common shares used in computing net loss	1,730,365	148,289

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2023 and 2022

(in thousands, except share and per share data)

(unaudited)

	Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	712,564	$7	$226,318	$(228,321)	$(1,996)
Stock-based compensation	—	—	499	—	499
Restricted stock awards cancelled	(43)	—	—	—	—
Issuance of common stock in connection with convertible promissory note	67,500	—	708	—	708
Issuance of common stock in connection with warrant exercise	858,353	—	8,202	—	8,202
Issuance of common stock and warrants, net of offering costs	1,420,513	—	1,271	—	1,271
Net loss	—	—	—	(921)	(921)
Balance as of March 31, 2023	3,058,887	$7	$236,998	$(229,242)	$7,763

	Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	158,191	$2	$228,578	$(212,203)	$16,377
ASC842 adoption adjustment	—	—	—	33	33
Stock-based compensation	10,674	—	480	—	480
Release of vested restricted common stock	57	—	—	—	—
Restricted stock awards cancelled	(87)	—	—	—	—
Net loss	—	—	—	(3,904)	(3,904)
Balance as of March 31, 2022	168,835	$2	$229,058	$(216,074)	$12,986

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023 and 2022

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(921)	$(3,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	499	480
Depreciation and amortization	33	29
Amortization of debt discounts	719	—
Change in fair value of warrant liability	(5,604)	—
Changes in operating assets and liabilities:
Accounts receivable	47	(29)
Inventories	1,323	(1,447)
Prepaid expenses and other assets	(271)	105
Other assets	22	—
Accounts payable	137	551
Accrued liabilities	(563)	196
Other liabilities	(39)	(15)
Net cash used in operating activities	(4,618)	(4,034)

Cash flows from investing activities:
Purchases of property and equipment	(14)	(7)
Net cash used in investing activities	(14)	(7)

Cash flows from financing activities:
Repayment of finance lease	(6)	(6)
Proceeds from issuance of common stock and prefunded warrants, net of issuance costs	6,968	—
Proceeds from exercise of warrants	32	—
Net cash provided by financing activities	6,994	(6)

Net increase (decrease) in cash and cash equivalents	2,362	(4,047)
Cash and cash equivalents as of beginning of period	2,897	13,108
Cash and cash equivalents as of end of period	$5,259	$9,061

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$1
Cash paid for income taxes	$—	$—

Noncash Investing and Financing Activities:
Issuance of warrant liability in connection with February 2023 offering	$5,600	$—
Cashless exercise of warrants	$8,170	$—
Issuance of common stock in connection with convertible promissory note	$708	—
Deferred offering costs reclassed from prepaid expenses	$(97)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

1.	Business and Summary of Significant Accounting Policies

WiSA Technologies, Inc. formerly known as Summit Wireless Technologies, Inc. (together with its subsidiaries also referred to herein as “we”, “us”, “our”, or the “Company”), was originally formed as a limited liability company in Delaware on July 23, 2010. Our business is to deliver the best-in-class immersive wireless sound technology for intelligent devices and next generation home entertainment systems through the sale of module components to audio companies as well as audio products to resellers and consumers.

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

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days from the date of the Notice, or until December 20, 2022, to regain compliance with the Minimum Bid Price Requirement.

The Company’s Common Stock failed to regain compliance with the Minimum Bid Price Requirement as of December 20, 2022. On December 19, 2022, the Company requested an extension of an additional 180 days in which to regain compliance with the Minimum Bid Price Requirement.

On December 21, 2022, the Company received notice from Nasdaq indicating that, while the Company has not regained compliance with the Minimum Bid Price Requirement, Staff has determined that the Company is eligible for an additional 180-day period, or until June 20, 2023, to regain compliance.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

The Company had requested a hearing before the Panel to appeal the January 18 Letter and to address all outstanding matters, including compliance with the Minimum Bid Price Requirement, the Low Priced Stocks Rule and Nasdaq Listing Rule 5635(d), which hearing was held on March 9, 2023. As a result of the February 13 Letter, the Company was required only to address its compliance with the Nasdaq Listing Rule 5635(d) in the hearing. The Panel determined that it could not definitively conclude that the December public offering did not comply with Listing Rule 5635(d) and therefore did not issue a public reprimand letter. This matter is now closed.

On March 20, 2023, the Staff orally notified us that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). We reported stockholders’ equity (deficit) of ($1,996,000) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and, as a result, did not satisfy the Stockholders’ Equity Requirement of $2,500,000 pursuant to Listing Rule 5550(b)(1). As of March, we had stockholders’ equity of $7,763,000 and, accordingly, we believe that we have regained compliance with the Stockholders’ Equity Requirement.

Reverse Stock Split

On January 24, 2023, the Company held a special meeting of its stockholders, at which its stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of common stock at a specific ratio within a range from one-for-five to one-for-one hundred, and to grant authorization to the board of directors to determine, in its sole discretion, the specific ratio and timing of the reverse stock split. On January 24, 2023, the Board approved a 1-for-100 reverse stock split (the “Reverse Stock Split”) of our outstanding shares of common stock and authorized the filing of a certificate of amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) to effect the Reverse Stock Split. On January 26, 2023, the Reverse Stock Split was effected and the condensed consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the Reverse Stock Split. The common stock began trading on a split-adjusted basis at the start of trading on January 27, 2023. Unless otherwise indicated, the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Report”) gives effect to the Reverse Stock Split.

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

For the Three Months Ended March 31, 2023 and 2022

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition as necessary, and sometimes requires partial payment in advance of shipping. As of March 31, 2023 and December 31, 2022, there was no allowance for doubtful accounts. As of March 31, 2023, the Company had one customer accounting for 86% of accounts receivable. As of December 31, 2022, the Company had two customers accounting for 62% and 12% of accounts receivable. The Company had two customers accounting for 45% and 10% of its net revenue for the three months ended March 31, 2023. The Company had three customers accounting for 36%, 25% and 16% of its net revenue for the three months ended March 31, 2022.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of March 31, 2023 and December 31, 2022, the Company had capitalized $0 and $206,000, respectively, of deferred offering costs in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

For the Three Months Ended March 31, 2023 and 2022

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

For the Three Months Ended March 31, 2023 and 2022

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

During the three months ended March 31, 2023 and 2022, net revenue consisted of the following:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Components	$327	$301
Consumer Audio Products	142	265
Total	$469	$566

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the condensed consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of March 31, 2023 and December 31, 2022.

	March 31,	December 31,
(in thousands)	2023	2022
Contract Liabilities	$47	$44

During the three months ended March 31, 2023, the Company recognized $11,000 of revenue that was included in the contract balances as of December 31, 2022.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Practical Expedients and Exemptions

In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three months ended March 31, 2023 and 2022 were $155,000 and $171,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2023 and 2022, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three months ended March 31, 2023 and 2022.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, warrants exercisable for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities.

For the three months ended March 31, 2023, warrants to purchase 2,680,998 shares of common stock, 14,064 shares of restricted stock, 2,778 shares of restricted stock issued under an inducement grant and 5,847 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

For the three months ended March 31, 2022, warrants to purchase 44,744 shares of common stock, 15,688 shares of restricted stock, 2,971 shares of restricted stock issued under an inducement grant and 4,274 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Recently Adopted Accounting Pronouncements

In June 2016, Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the early recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 requires the use of a transition model that will result in the earlier recognition of allowances for losses. The new standard is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, and the adoption did not have any impact on the condensed consolidated financial statements.

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

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

2.	Going Concern

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of March 31, 2023, the Company had cash and cash equivalents of $5.3 million and reported net cash used in operations of $4.6 million during the three months ended March 31, 2023. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, and plans to expand its product portfolio and to increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through issuance of equity securities, and proceeds from the exercise of warrants to purchase common stock and the sale of debt instruments. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this Report.

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

3.	Balance Sheet Components

Inventories (in thousands):

	March 31,	December 31,
	2023	2022

Raw materials	$1,988	$3,043
Work in progress	—	13
Finished goods	3,759	4,014
Total inventories	$5,747	$7,070

Property and equipment, net (in thousands):

	March 31,	December 31,
	2023	2022
Machinery and equipment	$705	$691
Leasehold improvements	127	127
Tooling	11	11
	843	829
Less: Accumulated depreciation and amortization	(688)	(655)
Property and equipment, net	$155	$174

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

3.	Balance Sheet Components, continued

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $33,000 and $29,000, respectively.

The cost and accumulated depreciation of assets acquired under finance lease included in machinery and equipment in the above table as of March 31, 2023 were $72,000 and $62,000, respectively.

Accrued liabilities (in thousands):

	March 31,	December 31,
	2023	2022
Accrued vacation	$430	$422
Accrued rebate	233	215
Accrued audit fees	108	179
Accrued lease liability, current portion	162	169
Customer advance	47	44
Accrued other	83	424
Accrued compensation	—	136
Accrued legal fees	—	43
Total accrued liabilities	$1,063	$1,632

4.	Borrowings

Convertible Promissory Note

On August 15, 2022, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”), by and between the Company and an institutional investor (the “Convertible Note Investor”), pursuant to which the Company agreed to issue to the Investor a senior secured convertible note in the principal amount of $3,600,000 (the “Convertible Note”) and a warrant (the “August Warrant”) to purchase up to 20,970 shares of the Company’s common stock, at an exercise price of $99.70 per share (the “Exercise Price”), in consideration for $3,000,000. Pursuant to the August Purchase Agreement, upon the closing of the private placement, pursuant to which Maxim Group LLC (“Maxim”) acted as placement agent (the “Private Placement”), the Company received gross proceeds of $3,000,000. After the deduction of banker fees, commitment fees and other expenses associated with the transaction, the Company received net proceeds of $2,483,000. The Company used the net proceeds primarily for working capital and general corporate purposes.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

4.	Borrowings, continued

The Convertible Note matures on August 15, 2024, does not bear interest and ranks senior to the Company’s existing and future indebtedness and is secured to the extent and as provided in the Security Agreements. The Convertible Note is convertible in whole or in part at the option of the Convertible Note Investor into shares of Common stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note defines “Conversion Price” as equal to the lesser of (a) 90% of the average of the five lowest daily VWAPs (as defined in the Convertible Note) during the previous twenty trading days prior to delivery to the Company of the Convertible Note Investor’s applicable notice of conversion (the “Conversion Notice”) and (b) $92.60 (the “Base Conversion Price”). The Base Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $0.50 per share (the “Floor Price”), a limitation required by the rules and regulations of Nasdaq, and certain exceptions upon any subsequent transaction at a price lower than the Base Conversion Price then in effect and standard adjustments in the event of stock dividends, stock splits, combinations or similar events; provided that in the event the Conversion Price equals the Floor Price, the Company is required to pay the Convertible Note Investor a cash amount determined pursuant to a formula in the Convertible Note, and provided further that the Floor Price will not apply in the event that the Company obtains Stockholder Approval (as defined in the August Purchase Agreement) in accordance with Nasdaq rules. At any time after the closing date of the Private Placement, in the event that the Company issues or sells any shares of common stock or common stock Equivalents (as defined in the Convertible Note), subject to certain exceptions, at an effective price per share lower than the Base Conversion Price then in effect or without consideration, then the Base Conversion Price shall be reduced to the price per share paid for such shares of common stock or common stock Equivalents. Additionally, upon three days’ written notice to the holder after receipt of a Conversion Notice, in lieu of delivering Conversion Shares, the Company has the right to pay the Convertible Note Investor in cash an amount equal to 105% of the portion of the outstanding principal amount stated in such Conversion Notice. Further, at the Convertible Note Investor’s option, the Convertible Note is convertible into shares of common stock or redeemable for 103% of the portion of the outstanding principal amount to be converted in the event that any transaction causes the Conversion Price to be lower than the Floor Price. Subject to certain exceptions, commencing on the Conversion Trigger Date and for a nine-month period after such date, the Convertible Note Investor may convert only up to an aggregate of $250,000 in outstanding principal amount during any calendar month, provided, that if Stockholder Approval has been obtained, the Convertible Note is in default at the time or the Company meets certain capitalization conditions, such conversion limitation would not apply.

The obligations and performance of the Company under the Convertible Note and the August Purchase Agreement are secured by a senior lien granted pursuant to security agreements between the Convertible Note Investor and the Company, on (a) all of the assets of the Company; (b) a senior lien granted pursuant to trademark security agreements between the Convertible Note Investor and the Company; (c) a senior lien granted pursuant to a patent security agreement between the Convertible Note Investor and the Company on all of the patent assets of the Company; and (d) a pledge of certain securities pursuant to a pledge agreement between the Convertible Note Investor, the Company (such agreements listed in (a)-(d) above, collectively, the “Security Agreements”). The payment and performance obligations of the Company under the Convertible Note and the August Purchase Agreement are guaranteed pursuant to a guaranty by the Company in favor of the Convertible Note Investor.

In connection with the Private Placement, the Company issued warrants to the Convertible Note Investor and Maxim to purchase common shares of 20,970 and 1,944, respectively (see Note 6 – Fair Value Measurements). The sum of the fair value of the warrants, the original issue discount for interest, issuance costs and the derivative liability for the embedded conversion feature for the Convertible Note were recorded as debt discounts totaling $2,509,000 to be amortized to interest expense over the respective term using the effective interest method. During the three months ended March 31, 2023, the Company recognized $719,000 of interest expense from the amortization of debt discounts. As of March 31, 2023 the net unamortized debt discounts totaled $913,000, and the net carrying value of the convertible note payable was $468,000.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

4.	Borrowings, continued

Effective August 24, 2022, the Company and the Convertible Note Investor agreed to amend Section 3.1(b) of the Convertible Note to provide that the Conversion Price could not be lower than the Floor Price until stockholder approval has been obtained, after which stockholder approval the Floor Price may be reduced to no lower than $0.25, subject to adjustment pursuant to the terms of the Convertible Note. The changes were effected by cancellation of the Convertible Note and the issuance of a replacement senior secured convertible note (the “New Convertible Note”) to the Convertible Note Investor. The New Convertible Note contains identical terms as the Convertible Note, except for the amendment to the Section 3.1(b).

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

Convertible promissory note (in thousands):

	March 31,	December 31,
	2023	2022
Convertible note payable	$1,381	$2,089
Debt discount	(913)	(1,632)
Net total	$468	$457

The New Convertible Note contains several embedded conversion features. The Company concluded that those conversion features require bifurcation from the New Convertible Note and subsequent accounting in the same manner as a freestanding derivative. The Company recognized a derivative liability of $286,000 upon execution of the note agreement and such amount was included in the $2,509,000 of debt discounts noted above. Subsequent changes in the fair value of these conversion features are measured at each reporting period and recognized in the consolidated statement of operations. The Company recognized no change in the fair value of the derivative liability during the three months ended March 31, 2023, and the balance of the derivative liability as of March 31, 2023 remained $333,000.

On November 28, 2022, the Company entered into a waiver of rights (the “Waiver”) with the Convertible Note Investor, pursuant to which the Convertible Note Investor agreed to waive certain prohibitions under the August Purchase Agreement with respect to the offering of units in December 2022 in exchange for the issuance by the Company, on the closing date of such offering, of an additional number of Series A warrants to purchase shares of Common Stock (“Series A Warrants”) and an additional number of Series B warrants to purchase shares of Common Stock (“Series B Warrants”) equal to the quotient obtained by dividing $750,000 by the public offering price for the units sold in the offering (such Warrants, the “Waiver Warrants”).

In connection with the public offering the Company consummated on December 1, 2022 (“December 2022 Offering”), the Company issued 53,572 Series A Warrants and 53,572 Series B Warrants to the Convertible Note Investor (See Note 6). The Company’s obligation to issue shares of common stock underlying the Waiver Warrants is expressly conditioned upon stockholder approval of all of the transactions contemplated by the August Purchase Agreement.

On February 1, 2023, the holder of the Convertible Note converted approximately $708,000, a portion of the outstanding principal amount into 67,500 shares of the Company’s common stock. In April 2023, the Company paid off the entirety of the outstanding balance of the Convertible Note - see Note 11 – Subsequent Events for additional information.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy, are as follows:

(in thousands)	March 31, 2023
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$—	$—	$333
Warrant liabilities	$—	$—	$771

(in thousands)	December 31, 2022
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$—	$—	$333
Warrant liabilities	$—	$—	$8,945

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2023 or 2022.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

5.	Fair Value Measurements, continued

Derivative Liability

As described previously in Note 4, the conversion provisions embedded in the Convertible Note require bifurcation and measurement at fair value as a derivative. The fair value was calculated using a Monte Carlo simulation to create a distribution of potential market capitalizations and share prices for the Company on a weekly basis over the assumed period, given the various scenarios. The average value of the Convertible Note was discounted to the valuation date to determine a calibrated discount rate so that the fair value of the Convertible Note was $3 million. The value of the Convertible Note was compared with the value of a hypothetical note with no conversion rights in order to determine the fair value of the conversion feature. During the three months ended March 31, 2023 and 2022, there were no changes in the fair value of the derivative liability.

	For the three months ended March 31,
(in thousands)	2023	2022
Beginning balance	$333	$—
Additions	—	—
Change in fair value	—	—
Ending balance	$333	$—

Warrant Liabilities

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and, 2022 were as follows:

	March 31,
(in thousands)	2023	2022
Beginning balance	$8,945	$8
Additions	5,600	—
Change in fair value	(5,604)	—
Exercise of warrant liabilities	(8,170)	—
Ending balance	$771	$8

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liabilities in the condensed consolidated statements of operations.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

6.	Stockholders’ Equity

Common Stock

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. At a Special Meeting of Stockholders on January 24, 2023, the Stockholders approved certain amendments to the LTIP to: (i) increase the annual share limit of Common Stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of Common Stock outstanding to 15% of the shares of Common Stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP), and (ii) permit immediately quarterly calculations based on the number of shares of Common Stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year. As of March 31, 2023, up to 458,833 shares of common stock are available for participants under the LTIP.

A summary of activity related to restricted stock awards for the three months ended March 31, 2023 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2023	14,107	$189.45
Granted	—	$—
Vested	—	$—
Forfeited	(43)	$249.92
Non-vested as of March 31, 2023	14,064	$188.28

As of March 31, 2023, the unamortized compensation costs related to the unvested restricted stock awards was approximately $1,720,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years.

For the three months ended March 31, 2023, no shares of restricted stock, issued under the LTIP, were released. For the three months ended March 31, 2022, 218,267 shares of restricted stock issued under the LTIP, were released with an intrinsic value of approximately $254,000.

2020 Stock Incentive Plan

A summary of activity related to restricted stock units under the Company’s 2020 Stock Incentive Plan for the three months ended March 31, 2023 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2023	2,161	$238.33
Granted	—	$—
Vested	—	$—
Forfeited	(14)	$193.17
Non-vested as of March 31, 2023	2,147	$236.98

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

6.	Stockholders’ Equity, continued

As of March 31, 2023, the unamortized compensation costs related to the unvested restricted stock units was approximately $200,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 0.5 years.

For the three months ended March 31, 2023, no shares of restricted stock, issued under the 2020 Stock Incentive Plan, were released. For the three months ended March 31, 2022, 5,668 shares of restricted stock, issued under the 2020 Stock Incentive Plan, were released with an intrinsic value of approximately $7,000.

Inducement Grant

On September 13, 2021, the Company issued 3,100 shares of restricted common stock to Eric Almgren, the Company’s Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). As of March 31, 2023, the unamortized compensation cost related to the unvested September 2021 Inducement Grant was approximately $377,000 which is being amortized on a straight-line basis over a period of approximately 1.5 years. As of March 31, 2023, 2,778 shares are unvested. During the months ended March 31, 2022, no shares of restricted stock were released under the September 2021 Inducement Grant. For the three months ended March 31, 2022, 65 shares of restricted common stock issued under the September 2021 Inducement Grant, were released with an intrinsic value of approximately $8,000.

2022 Plan

A summary of activity related to restricted stock units under the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) for the three months ended March 31, 2023 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2023	3,700	$52.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested as of March 31, 2023	3,700	$52.00

As of March 31, 2023, the unamortized compensation cost related to the unvested restricted stock units was approximately $165,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years.

For the three months ended March 31, 2023 and 2022, no shares of restricted stock, issued under the 2022 Plan, were released.

February 2023 Offering

On January 31, 2023, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 201,544 shares of common stock and pre-funded warrants (the “February 2023 Pre-Funded Warrants”) to purchase up to 381,762 shares of common stock, at an exercise price of $0.0001 per share of common stock, and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 874,959 shares of common stock, at an exercise price of $10.49 per share of common stock (the “February 2023 Offering”). In February and March of 2023, all of the February 2023 Pre-Funded Warrants were exercised for cash.

On February 3, 2023, the Company closed the February 2023 Offering, and received net proceeds of approximately $5.3 million after deducting placement agent fees and other offering expenses payable by the Company.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

6.	Stockholders’ Equity, continued

Also in connection with the February 2023 Offering, on January 31, 2023, the Company entered into a placement agency agreement with Maxim, pursuant to which Maxim agreed to act as placement agent on a “best efforts” basis in connection with the offering and (ii) the Company agreed to pay Maxim an aggregate fee equal to 8.0% of the gross proceeds raised in the offering.

Also in connection with the offering, the Company entered into an amendment (the “Amendment”) to the securities purchase agreement, dated as of November 29, 2022, by and between the Company and certain institutional investors (the “November Purchase Agreement”) approved by a certain investor (the “November Investor”) who purchased at least 50.1% in interest of the shares of Common Stock and the pre-funded warrants to purchase shares of Common Stock, if any, based on the initial subscription amounts under the November Purchase Agreement, pursuant to Section 5.5 of the November Purchase Agreement. Pursuant to the Amendment, Section 4.11 of the November Purchase Agreement, which prohibits the Company’s ability to issue shares of Common Stock or Common Stock Equivalents (as defined in the November Purchase Agreement) or filing any registration statement or amendment or supplement thereto under the Securities Act, until ninety (90) days after the closing date of the transactions contemplated by the November Purchase Agreement, was amended to permit the offering discussed above and the issuance and sale of the securities offered and sold in such offering.

March 2023 Offering

On March 27, 2023, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 837,207 shares of common stock of the Company and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 1,674,414 shares of common stock, at an exercise price of $1.91 per share (the March 2023 Offering”).

On March 29, 2023, the Company closed the March 2023 Offering and received net proceeds of approximately $1.6 million, after deducting fees payable to the financial advisor and other offering expenses.

Warrants for Shares of Common Stock

A summary of the warrant activity and related information for the three months ended March 31, 2023 and 2022 is provided as follows.

In connection with February 2023 Offering, the Company issued Common Stock Purchase Warrants to investors to purchase up to 874,959 shares of the Company’s common stock, at an exercise price of $10.49 per share. The grant date fair value of such warrants was $5,600,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the condensed consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $8.90; expected yield of 0.0%; expected volatility of 96%; risk-free interest rate of 3.67% and expected life of 5 years.

In connection with March 2023 Offering, the Company issued Common Stock Purchase Warrants to investors to purchase up to 1,674,414 shares of the Company’s common stock, at an exercise price of $1.91 per share. The grant date fair value of such warrant was $2,113,000, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $1.66; expected yield of 0.0%; expected volatility of 104%; risk-free interest rate of 3.67% and expected life of 5 years.

During the three months ended March 31, 2023, 2,715 warrants to purchase common stock were exercised for cash, resulting in proceeds of approximately $32,000. In addition, during the three months ended March 31, 2023, 1,118,152 warrants were exercised using an alternative cashless exercise provision, resulting in the issuance 855,637 shares of common stock. There were no exercises of warrants to purchase common stock in the three months ended March 31, 2022.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

6.	Stockholders’ Equity, continued

Information regarding warrants for common stock outstanding and exercisable as of March 31, 2023 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	March 31, 2023	Life (years)	March 31, 2023
$0.10 - $1.91	1,674,414	5.0	1,674,414
$10.49	874,959	4.8	874,959
$14.00	87,249	4.6	87,249
$99.70	1,944	4.4	1,944
$152.00 - $12,500.00	42,432	2.3	42,332
$11.69 *	2,680,998	4.9	2,680,898
*	Weighted average

Warrants exercisable as of March 31, 2023 exclude warrants to purchase 100 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones. Additionally, warrants to purchase 154 shares of common stock which are shown above with a price of $1,580.00 are pre-funded warrants under which the holder shall pay $20.00 per share to complete the exercise.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2022 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2022	Life (years)	December 31, 2022
$14.00	1,187,145	4.9	1,080,001
$50.00	20,971	4.6	20,971
$99.70 - $261.00	18,434	2.6	16,390
$300.00 - $980.00	24,799	2.6	24,799
$1,580.00 - $12,500.00	1,766	0.3	1,766
$31.55 *	1,253,115	4.8	1,143,927
*	Weighted Average

Warrants exercisable as of December 31, 2022 exclude warrants to purchase 100 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones, warrants to purchase 1,944 shares of common stock issued to Maxim which became exercisable on February 15, 2023, and warrants to purchase 107,144 shares of common stock issued to a Convertible Note Investor that require shareholder approval prior to being exercisable, which was received at a special meeting of our stockholders held on January 24, 2023. Additionally, warrants to purchase 207 shares of common stock which are shown above with a price of $1,580.00 are pre-funded warrants under which the holder shall pay $20.00 per share to complete the exercise.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

7.	Income Taxes

The Company recorded a provision for income taxes of $0 for the three months ended March 31, 2023 and 2022.

The Company’s effective tax rate was 0.0% for the three months ended March 31, 2023 and 2022. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2023 and 2022 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of March 31, 2023 and December 31, 2022, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three months ended March 31, 2023 and 2022 was calculated on a jurisdiction basis.

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

The following table reflects our lease assets and our lease liabilities at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$95	$120

Liabilities:
Operating lease liabilities, current	$153	$154
Operating lease liabilities, non-current	$—	$39

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the condensed consolidated balance sheets.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

8.	Commitments and Contingencies, continued

Lease Costs:

The components of lease costs were as follows (in thousands):

Three Months Ended
March 31, 2023
Operating lease cost	$28
Short term lease cost	11
Total lease cost	$39

As of March 31, 2023, the maturity of operating lease liabilities was as follows (in thousands):

2023 (remaining 9 months)	130
2024	29
Total lease payments	159
Less: Interest	(6)
Present value of lease liabilities	$153

Lease Term and Discount Rate:

March 31, 2023
Weighted-average remaining lease term (in years)	0.8
Weighted-average discount rate	8.0%

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
March 31, 2023
Operating cash outflows from operating leases	$43

Finance Lease

During August 2020, the Company entered into a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the condensed consolidated balance sheets.

Future minimum lease commitments for the finance lease as of March 31, 2023 are as follows (in thousands):

Payments due in:
Year ending December 31, 2023 (remaining 9 months)	$9
Total minimum lease payments	9
Less: Amounts representing interest	—
Present value of capital lease obligations	9
Other liabilities	$—

Obligations under the finance lease are included in accrued liabilities on the condensed consolidated balance sheets.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

8.	Commitments and Contingencies, continued

Management Team Retention Bonus

On September 1, 2022, the Company adopted its Management Team Retention Bonus Plan (the “Retention Plan”), to incentivize certain management level employees (the “Managers”) to remain intact through and shortly following a potential “Change of Control” (as defined in the Retention Plan). The aggregate Retention Plan bonus amounts for all Managers is $1,250,000.

The Retention Plan provides that each Manager is eligible to receive a lump sum cash amount under the Retention Plan, on the earlier of the six-month anniversary of the date of a Change of Control or at the time of such Manager’s involuntary termination other than for “Cause” (as defined in the Retention Plan) or termination for “Good Reason” (as defined in the Retention Plan). The Retention Plan will terminate upon the earlier of June 30, 2023 if a Change of Control has not occurred by such date or upon the payment of all Retention Bonus Amounts. As of March 31, 2023, no accrual has been made under the Retention Plan.

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

Helge Kristensen

Mr. Kristensen has served as a member of the Company’s board of directors since 2010. Mr. Kristensen serves as vice president of Hansong Technology, an original device manufacturer of audio products based in China, president of Platin Gate Aps, a company with focus on service-branding in lifestyle products as well as pro line products based in Denmark and co-founder and director of Inizio Capital, an investment company based in the Cayman Islands.

For the three months ended March 31, 2023 and 2022, Hansong Technology purchased modules from the Company of approximately $24,000 and $83,000, respectively, and made no payments to the Company during those same periods. At March 31, 2023 and 2022, Hansong Technology owed the Company approximately $190,000 and $83,000, respectively.

For the three months ended March 31, 2023 and 2022, Hansong Technology sold speaker products to the Company of approximately $36,000 and $458,000, respectively, and the Company made payments to Hansong Technology of approximately $256,000 and $299,000 respectively. At March 31, 2023 and 2022, the Company owed Hansong Technology approximately $1,118,000 and $949,000, respectively.

As of March 31, 2023 and December 31, 2022, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

10.	Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Asia Pacific	$297	$267
North America	153	123
Europe	19	176
Total	$469	$566

Substantially all of our long-lived assets are located in the United States.

11.	Subsequent Events

On April 11, 2023, the Company paid off the entirety of the outstanding balance of the Convertible Note in the amount of $1,656,744, which includes the unpaid principal, interest through the payoff date, and a pre-payment premium.

On April 12, 2023, the Company consummated an offering with certain institutional investors, in which the Company issued and sold to such investors (i) in a registered direct offering, 743,066 shares of common stock, par value $0.0001 per share, of the Company and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 1,486,132 shares of common stock, at an exercise price of $1.41 per share of common stock. The Company received gross proceeds of approximately $1.2 million before deducting fees and other offering expenses payable by the Company.

On May 15, 2023, the Company entered into warrant exercise inducement offer letters (“Inducement Letters”) with holders of the Existing Warrants (collectively, the “Exercising Holders”) pursuant to which the Exercising Holders agreed to exercise for cash Existing Warrants, in full or in part, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to a quantity of shares of Common Stock equal to 200% of the number of shares of Common Stock issued pursuant to the exercise of the Existing Warrants, such Inducement Warrants are to be issued on substantially the same terms as the Existing Warrants, except with respect to the exercise price, which was set at $1.33 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of WiSA Technologies, Inc.’s (“WiSA”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions; the ongoing economic and social consequences of the COVID-19 pandemic; WiSA’s ability to continue as a going concern; WiSA’s ability to manage costs and execute on its operational and budget plans; and, WiSA’s ability to achieve its financial goals.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

Current research and development investments focus on developing Wi-Fi compatible software for transmitting multichannel wireless audio for which patent applications have been submitted. A software solution enables smart devices that have Wi-Fi and video media to deliver surround sound audio and allows us to port our wireless audio technology to popular Wi-Fi based modules and systems on a chip (“SOC”) that is currently in production. The Company’s “Discovery” module first announced in January 2021 is the first IoT module solution with our embedded wireless audio software that specifically targets the high growth Dolby ATMOS soundbar market with a low cost transceiver. The Discovery module is capable of supporting ATMOS configurations up to 5.1.4. requiring five separate wireless audio channels. Our goal is to continue to commercialize and improve performance of a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost SOC and modules, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

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

We depend on manufacturers and component customers to deliver and purchase hardware and consumer electronics in quantities sufficient to meet customer demand. In addition, we depend on these manufacturers and customers to introduce new and innovative products and components to drive industry sales. During the fourth quarter of 2022 and first quarter of 2023, we have experienced sales declines indirectly through disruption in the supply chain for several of our industry partners or customers whose own supply chains have been disrupted based on a variety of macroeconomic events that may or may not be related to the COVID-19 pandemic, which have resulted in delays throughout the consumer electronics industry. Any material delay in the introduction or delivery, or limited allocations of products or offerings could result in reduced sales by us, which could have a material adverse impact on our financial results. Any reduction in allocation of components or new hardware platforms or other technological advances by vendors or our customers (in which our technology is part of their hardware offering) to third parties such as big box retailers, could also have a material adverse impact on our financial results.

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

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

Revenue for the three months ended March 31, 2023 was $469,000 a decrease of $97,000 or 17%, compared to the revenue for the three months ended March 31, 2022 of $566,000. The decrease was a result of lower Consumer Audio Product sales which decreased by $123,000 compared to the three months ended March 31, 2022, partially offset by higher Component revenue which increased by $26,000 compared to the three months ended March 31, 2022. The decrease in overall sales is primarily related to a slow-down in consumer spending on consumer electronics.

Gross Profit and Operating Expenses

Gross Profit

Gross profit for the three months ended March 31, 2023 was ($1,253,000), a decrease of $1,315,000, compared to $62,000 gross profit for the three months ended March 31, 2022. The gross margin as a percent of sales was (267%) for the three months ended March 31, 2023 compared to 11.0% for the three months ended March 31, 2022. The decrease in gross profit and gross margin as a percent of sales is mainly attributable to a $1.3 million increase in inventory reserves as a result of certain excess raw materials, primarily attributable to the out of balance inventory associated with longer lead time semiconductor chips, lower volumes of Consumer Audio Product sales and lower pricing of our Consumer Audio Products.

Research and Development

Research and development expenses for the three months ended March 31, 2023 were $1,893,000, an increase of $356,000 compared to the research and development expenses for the three months ended March 31, 2022 of $1,537,000. The increase in research and development expenses is primarily related to increased consulting expenses and salary and benefit expenses of $223,000 and $109,000, respectively.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2023 were $1,294,000, an decrease of $6,000, compared to the sales and marketing expenses for the three months ended March 31, 2022 of $1,300,000. The decrease in sales and marketing expenses is primarily related to decreased website development expenses and selling fees of $40,000 and $20,000, respectively, partially offset by increased consulting expenses.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 were $1,362,000, an increase of $236,000, compared to the general and administrative expenses for the three months ended March 31, 2022 of $1,126,000. The increase in general and administrative expenses is primarily related to increased legal fees and shareholder expenses of $140,000 and $79,000, respectively. The increase in legal and shareholder expenses are primarily attributable to expenses associated with the special shareholder meeting and implementation of a reverse stock split that occurred in January 2023.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2023 was $723,000 an increase of $722,000, compared to the interest expense for the three months ended March 31, 2022 of $1,000. The increase for the three months ended March 31, 2023, was primarily due to the amortization of debt discounts associated with the senior secured convertible note in the principal amount of $3,600,000 (the “Convertible Note”) that the Company incurred in August 2022.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended March 31, 2023 was $5,605,000, compared to $0 for the three months ended March 31, 2022. The change in fair value of the warrant liability for the three months ended March 31, 2023 was due to the issuance of warrants in February 2023 associated with our stock offering and the subsequent decrease in the price of our common stock price at March 31, 2023 compared to the price of our stock on the date of the warrant issuance as well as the decline in our stock price from December 31, 2022, related to existing warrant liabilities.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2023 were $5,259,000, compared to $2,897,000 as of December 31, 2022.

We incurred a net loss of $921,000 for the three months ended March 31, 2023 and used net cash in operating activities of $4,618,000. We incurred a net loss of $3,904,000 for the three months ended March 31, 2022 and used net cash in operating activities of $4,034,000. Excluding non-cash adjustments, the primary reasons for the decrease in the use of net cash from operating activities during the three months ended March 31, 2023, was related to the decrease in inventories, partially offset by an increase in prepaid expenses and a decrease in accrued liabilities.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In August 2022, we received net proceeds of $2.5 million, from the issuance of a convertible promissory note to an investor. In December 2022, we received net proceeds of $6.4 million, from the issuance of 540,000 shares of common stock (includes the exercise of 36,000 pre-funded warrants) and the issuance of 1,080,000 warrants to purchase common stock. In February 2023, we received net proceeds of approximately $5.3 million from the issuance of 583,306 shares of common stock (includes the exercise of 381,762 pre-funded warrants) and the issuance of 874,959 warrants to purchase common stock. In March 2023, we received net proceeds of approximately $1.6 million from the issuance of 837,207 shares of common stock and the issuance of 1,674,414 warrants to purchase common stock. In April 2023, we raised gross proceeds of approximately $1.2 million through the issuance of common stock and warrants - see Note 11 – Subsequent Events for additional information. We will need to raise additional proceeds via the issuance of equity securities and/or the sale of debt instruments by the third quarter of 2023 to fund operations through December 31, 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures was effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2023, we completed a registered direct offering with accredited investors pursuant to which we issued an aggregate of 201,544 shares of our common stock and pre-funded warrants to purchase up to 381,762 shares of our common stock, with an exercise price of $0.0001 per share. In a concurrent private placement, we sold unregistered warrants to purchase an aggregate of 874,959 shares of common stock with an exercise price of $10.49 which were immediately exercisable upon issuance, expire five years from the date of issuance, and in certain circumstances may be exercised on a cashless basis. The Company used a portion of the net proceeds of the offering to partially repay the outstanding principal amount of a senior secured convertible note issued to an institutional investor on August 15, 2022, as amended, and used the remainder of the net proceeds for working capital, capital expenditures, product development, and other general corporate purposes. The Company issued the unregistered warrants in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Also in connection with February 2023 offering, the Company entered into a placement agency agreement with Maxim Group LLC (“Maxim”), pursuant to which Maxim agreed to act as placement agent on a “best efforts” basis in connection with the offering and (ii) the Company agreed to pay Maxim an aggregate fee equal to 8.0% of the gross proceeds raised in the offering.

In March 2023, we completed a registered direct offering with accredited investors pursuant to which we issued an aggregate of 837,207 shares of our common stock. In a concurrent private placement, we sold unregistered warrants to purchase an aggregate of 1,674,414 shares of common stock with an exercise price of $1.91 which were immediately exercisable upon issuance, expire five years from the date of issuance, and in certain circumstances may be exercised on a cashless basis. The Company used a portion of the net proceeds of the offering to repay the outstanding principal amount of a senior secured convertible note issued to an institutional investor on August 15, 2022, as amended, and used the remainder of the net proceeds for working capital, capital expenditures, product development, and other general corporate purposes. On April 28, 2023 we registered the shares underlying the warrants for resale under the Securities Act. The Company issued the unregistered warrants in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Amendment to Certificate of Incorporation of WiSA Technologies, Inc (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2023).
4.1	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023).
4.2	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023).
4.3	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2023).
10.1

Form of Securities Purchase Agreement by and between the Company and the certain institutional investors dated January 31, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023).

10.2

Termination Agreement by and between the Company and the Placement Agent dated as of January 30, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023).

10.3

Form of Securities Purchase Agreement by and between the Company and certain institutional investors dated March 27, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2023).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WISA Technologies, Inc.

Date: May 15, 2023	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2023	By:	/s/ George Oliva
George Oliva
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)