Form 10-Q
period 2023-06-30
WISA TECHNOLOGIES, INC.
filed 2023-08-14
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2023 is 6,579,957.

WISA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$2,007	$2,897
Accounts receivable	101	273
Inventories	5,475	7,070
Prepaid expenses and other current assets	568	890
Total current assets	8,151	11,130
Property and equipment, net	92	174
Other assets	688	148
Total assets	$8,931	$11,452

Liabilities, Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
Current Liabilities:
Accounts payable	$937	$2,042
Accrued liabilities	972	1,632
Total current liabilities	1,909	3,674
Convertible note payable	—	457
Warrant liabilities	504	8,945
Derivative liability	—	333
Other liabilities	657	39
Total liabilities	3,070	13,448

Commitments and contingencies (Note 8)
Stockholders’ Equity/(Deficit):
Common stock, par value $0.0001; 200,000,000 shares authorized; 5,300,916 and 712,564 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	240,422	226,318
Accumulated deficit	(234,568)	(228,321)
Total stockholders’ equity/(deficit)	5,861	(1,996)
Total liabilities and stockholders’ equity (deficit)	$8,931	$11,452
(1)	The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2023 and 2022

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue, net	$425	$946	$894	$1,512
Cost of revenue	626	758	2,348	1,262
Gross profit (deficit)	(201)	188	(1,454)	250
Operating Expenses:
Research and development	1,933	1,883	3,826	3,420
Sales and marketing	1,089	1,326	2,383	2,626
General and administrative	1,470	1,082	2,832	2,208
Total operating expenses	4,492	4,291	9,041	8,254
Loss from operations	(4,693)	(4,103)	(10,495)	(8,004)

Interest expense, net	(37)	—	(760)	(1)
Change in fair value of warrant liabilities	246	—	5,850	—
Loss on debt extinguishment	(837)	—	(837)	—
Other expense, net	(3)	(3)	(3)	(5)
Loss before provision for income taxes	(5,324)	(4,106)	(6,245)	(8,010)
Provision for income taxes	2	2	2	2
Net loss	$(5,326)	$(4,108)	$(6,247)	$(8,012)
Net loss - basic and diluted	$(1.20)	$(27.34)	$(2.02)	$(53.68)
Weighted average number of common shares used in computing net loss	4,433,977	150,233	3,089,639	149,266

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2023 and 2022

(in thousands, except share and per share data)

(unaudited)

	Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	712,564	$7	$226,318	$(228,321)	$(1,996)
Stock-based compensation	—	—	499	—	499
Restricted stock awards cancelled	(43)	—	—	—	—
Issuance of common stock in connection with convertible promissory note	67,500	—	708	—	708
Issuance of common stock in connection with warrant exercise	858,353	—	8,202	—	8,202
Issuance of common stock and warrants, net of offering costs	1,420,513	—	1,271	—	1,271
Net loss	—	—	—	(921)	(921)
Balance as of March 31, 2023	3,058,887	7	236,998	(229,242)	7,763
Stock-based compensation	—	—	481	—	481
Release of vested restricted common stock	71	—	—	—	—
Restricted stock awards cancelled	(96)	—	—	—	—
Issuance of common stock and warrants, net of offering costs	755,922	—	1,048	—	1,048
Issuance of common stock in connection with warrant exercise, net of offering costs	1,486,132	—	1,895	—	1,895
Net loss	—	—	—	(5,326)	(5,326)
Balance as of June 30, 2023	5,300,916	$7	$240,421	$(234,568)	$5,861

	Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	158,191	$2	$228,578	$(212,203)	$16,377
ASC842 adoption adjustment	—	—	—	33	33
Stock-based compensation	10,674	—	480	—	480
Release of vested restricted common stock	57	—	—	—	—
Restricted stock awards cancelled	(87)	—	—	—	—
Net loss	—	—	—	(3,904)	(3,904)
Balance as of March 31, 2022	168,835	2	229,058	(216,074)	12,986
Stock-based compensation	300	—	506	—	506
Release of vested restricted common stock	12	—	—	—	—
Restricted stock awards cancelled	(148)	—	—	—	—
Net loss	—	—	—	(4,108)	(4,108)
Balance as of June 30, 2022	168,999	$2	$229,564	$(220,182)	$9,384

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,247)	$(8,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	980	986
Depreciation and amortization	65	60
Amortization of debt discounts	738	—
Change in fair value of warrant liabilities	(5,850)	—
Loss on extinguishment of convertible note payable	837	—
Changes in operating assets and liabilities:
Accounts receivable	172	(37)
Inventories	1,595	(1,468)
Prepaid expenses and other assets	225	567
Other assets	47	48
Accounts payable	(1,105)	(363)
Accrued liabilities	(544)	(17)
Other liabilities	(39)	(71)
Net cash used in operating activities	(9,126)	(8,307)

Cash flows from investing activities:
Purchases of property and equipment	(16)	(27)
Net cash used in investing activities	(16)	(27)

Cash flows from financing activities:
Repayment of convertible note payable	(1,657)	—
Repayment of finance lease	(13)	(12)
Proceeds from issuance of common stock and prefunded warrants, net of issuance costs	7,995	—
Proceeds from exercise of warrants	1,927	—
Net cash provided by (used in) financing activities	8,252	(12)

Net decrease in cash and cash equivalents	(890)	(8,346)
Cash and cash equivalents as of beginning of period	2,897	13,108
Cash and cash equivalents as of end of period	$2,007	$4,762

Supplemental disclosure of cash flow information:
Cash paid for interest	$20	$1
Cash paid for income taxes	$2	$2

Noncash Investing and Financing Activities:
Issuance of warrant liability in connection with February 2023 offering	$5,600	$—
Cashless exercise of warrants	$8,191	$—
Issuance of common stock in connection with convertible promissory note	$708	$—
Record Right-of-Use Assets obtained in exchange for modified operating lease liabilities	$554	$—
Deferred offering costs reclassed from prepaid expenses	$97	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

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

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

On March 20, 2023, the Staff orally notified us that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). We reported stockholders’ equity (deficit) of ($1,996,000) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and, as a result, did not satisfy the Stockholders’ Equity Requirement of $2,500,000 pursuant to Listing Rule 5550(b)(1). As of March, we had stockholders’ equity of $7,763,000 and, accordingly, we believe that we have regained compliance with the Stockholders’ Equity Requirement. As of June 30, 2023 we had Stockholders Equity of $5,861,000 and thus continue to meet the $2,500,000 requirement.

Reverse Stock Split

On January 24, 2023, the Company held a special meeting of its stockholders, at which its stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of common stock at a specific ratio within a range from one-for-five to one-for-one hundred, and to grant authorization to the board of directors to determine, in its sole discretion, the specific ratio and timing of the reverse stock split. On January 24, 2023, the Board approved a 1-for-100 reverse stock split (the “Reverse Stock Split”) of our outstanding shares of common stock and authorized the filing of a certificate of amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) to affect the Reverse Stock Split. On January 26, 2023, the Reverse Stock Split was effected and the condensed consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the Reverse Stock Split. The common stock began trading on a split-adjusted basis at the start of trading on January 27, 2023. Unless otherwise indicated, the information presented in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 (the “Report”) gives effect to the Reverse Stock Split.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include all normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of operations and cash flows. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition as necessary, and sometimes requires partial payment in advance of shipping. As of June 30, 2023 and December 31, 2022, there was no allowance for doubtful accounts. As of June 30, 2023, the Company had three customers accounting for 31%, 29%, and 17% of accounts receivable. As of December 31, 2022, the Company had two customers accounting for 62% and 12% of accounts receivable.

The Company had four customers accounting for 35%, 13%, 12% and 11% of its net revenue for the three months ended June 30, 2023. The Company had two customers accounting for 29% and 17% of its net revenue for the six months ended June 30, 2023. The Company had five customers accounting for 25%, 12%, 12%, 12% and 10% of its net revenue for the three months ended June 30, 2022. The Company had four customers accounting for 21%, 16%, 13%, and 13% of its net revenue for the six months ended June 30, 2022.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of June 30, 2023 and December 31, 2022, the Company had capitalized $11,000 and $206,000, respectively, of deferred offering costs in prepaid expenses and other current assets on the condensed consolidated balance sheet.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

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

In an equity-classified freestanding financial instrument, as of the date that a down round feature is triggered, the Company measures the fair value of the instrument without the down round feature (that is, before the strike price is reduced) and the fair value of the financial instrument with a strike price that reflects the adjustment from the down round. The incremental difference in the fair value is recorded a deemed dividend. As the Company has an accumulated deficit, the deemed dividend is recorded as a reduction of additional paid-in capital in the condensed consolidated balance sheet. The Company increases the net loss available to common stockholders by the amount of the deemed dividend. For the three and six month periods ended June 30, 2023 and 2022, there were no deemed dividends.

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

For the Six Months Ended June 30, 2023 and 2022

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

During the three and six months ended June 30, 2023 and 2022, net revenue consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Components	$313	$772	$640	$1,073
Consumer Audio Products	112	174	254	439
Total	$425	$946	$894	$1,512

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the condensed consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,
(in thousands)	2023	2022
Contract Liabilities	$22	$44

During the six months ended June 30, 2023, the Company recognized $44,000 of revenue that was included in the contract balances as of December 31, 2022.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

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

Practical Expedients and Exemptions

As part of our adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, we use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. In addition, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and six months ended June 30, 2023 were $118,000 and $273,000, respectively. Advertising costs for the three and six months ended June 30, 2022 were $231,000 and $404,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2023 and 2022, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and six months ended June 30, 2023 and 2022.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

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

As of June 30, 2023, warrants to purchase 5,635,867 shares of common stock, 10,386 shares of restricted stock, 2,667 shares of restricted stock issued under an inducement grant and 5,466 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

As of June 30, 2022, warrants to purchase 44,407 shares of common stock, 15,792 shares of restricted stock and 62,906 shares of restricted stock issued under an inducement grant and 4,216 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. As an emerging growth company, the Company is allowed to adopt the accounting pronouncement at the same time as non-public business entities. As a result, the Company will adopt the update for its fiscal year beginning after December 15, 2023. The Company is evaluating the impact of this standard on its condensed consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

2.	Going Concern

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of June 30, 2023, the Company had cash and cash equivalents of $2.0 million and reported net cash used in operations of $9.1 million during the six months ended June 30, 2023. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

3.	Balance Sheet Components

Inventories (in thousands):

	June 30,	December 31,
	2023	2022

Raw materials	$3,114	$3,043
Work in progress	—	13
Finished goods	2,361	4,014
Total inventories	$5,475	$7,070

Property and equipment, net (in thousands):

	June 30,	December 31,
	2023	2022
Machinery and equipment	$707	$691
Leasehold improvements	—	127
Tooling	11	11
	718	829
Less: Accumulated depreciation and amortization	(626)	(655)
Property and equipment, net	$92	$174

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

3.	Balance Sheet Components, continued

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $32,000 and $31,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $65,000 and $60,000, respectively.

The cost and accumulated depreciation of assets acquired under finance lease included in machinery and equipment in the above table as of June 30, 2023 were $72,000 and $68,000 respectively.

Accrued liabilities (in thousands):

	June 30,	December 31,
	2023	2022
Accrued vacation	$426	$422
Accrued rebate	136	215
Accrued audit fees	141	179
Accrued compensation	135	136
Accrued legal fees	59	43
Accrued other	49	424
Customer advance	24	44
Accrued lease liability, current portion	2	169
Total accrued liabilities	$972	$1,632

4.	Borrowings

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

For the Six Months Ended June 30, 2023 and 2022

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

In connection with the Private Placement, the Company issued warrants to the Convertible Note Investor and Maxim to purchase common shares of 20,970 and 1,944, respectively (see Note 6 – Fair Value Measurements). The sum of the fair value of the warrants, the original issue discount for interest, issuance costs and the derivative liability for the embedded conversion feature for the Convertible Note were recorded as debt discounts totaling $2,509,000 to be amortized to interest expense over the respective term using the effective interest method. During the three and six months ended June 30, 2023, the Company recognized $18,000 and $738,000, respectively, of interest expense from the amortization of debt discounts.

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

For the Six Months Ended June 30, 2023 and 2022

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

Convertible promissory note (in thousands):

	June 30,	December 31,
	2023	2022
Convertible note payable	$—	$2,089
Debt discount	—	(1,632)
Net total	$—	$457

The New Convertible Note contains several embedded conversion features. The Company concluded that those conversion features require bifurcation from the New Convertible Note and subsequent accounting in the same manner as a freestanding derivative. The Company recognized a derivative liability of $286,000 upon execution of the note agreement and such amount was included in the $2,509,000 of debt discounts noted above. Subsequent changes in the fair value of these conversion features are measured at each reporting period and recognized in the consolidated statement of operations. The Company recorded no balance of the derivative liability as of June 30, 2023 after the convertible note payoff in April 2023.

On November 28, 2022, the Company entered into a waiver of rights (the “Waiver”) with the Convertible Note Investor, pursuant to which the Convertible Note Investor agreed to waive certain prohibitions under the August Purchase Agreement with respect to the offering of units in December 2022 in exchange for the issuance by the Company, on the closing date of such offering, of an additional number of Series A warrants to purchase shares of Common Stock (the “Series A Warrants”) and an additional number of Series B warrants to purchase shares of Common Stock (the “Series B Warrants”) equal to the quotient obtained by dividing $750,000 by the public offering price for the units sold in the offering (such Warrants, the “Waiver Warrants”).

In connection with the public offering the Company consummated on December 1, 2022 (the “December 2022 Offering”), the Company issued 53,572 Series A Warrants and 53,572 Series B Warrants to the Convertible Note Investor (See Note 6). The Company’s obligation to issue shares of common stock underlying the Waiver Warrants is expressly conditioned upon stockholder approval of all of the transactions contemplated by the August Purchase Agreement. At a Special Meeting of Stockholders held on January 24, 2023, the Company received stockholder approval of the transactions contemplated by the August Purchase Agreement.

On February 1, 2023, the holder of the Convertible Note converted approximately $708,000, a portion of the outstanding principal amount into 67,500 shares of the Company’s common stock.

On April 11, 2023, the Company paid $1,656,744 to the holder of the Convertible Note which repaid the entirety of the outstanding balance and included the unpaid principal, interest through the payoff date, and a pre-payment premium of $276,000 which was recorded as a component of loss on debt extinguishment.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy, are as follows:

(in thousands)	June 30, 2023
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$—	$—	$—
Warrant liabilities	$—	$—	$504

(in thousands)	December 31, 2022
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$—	$—	$333
Warrant liabilities	$—	$—	$8,945

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2023 or June 30, 2022.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

5.	Fair Value Measurements, continued

Derivative Liability

As described previously in Note 4, the conversion provisions embedded in the Convertible Note require bifurcation and measurement at fair value as a derivative. The fair value was calculated using a Monte Carlo simulation to create a distribution of potential market capitalizations and share prices for the Company on a weekly basis over the assumed period, given the various scenarios. The average value of the Convertible Note was discounted to the valuation date to determine a calibrated discount rate so that the fair value of the Convertible Note was $3 million. The value of the Convertible Note was compared with the value of a hypothetical note with no conversion rights in order to determine the fair value of the conversion feature. The derivative liability was written off upon the repayment of the Convertible Note.

	June 30,
(in thousands)	2023	2022
Beginning balance	$333	$—
Additions	—	—
Change in fair value	—	—
Write off in connection with extinguishment of debt	(333)	—
Ending balance	$—	$—

Warrant Liabilities

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022. For June 30, 2023, the fair value of such warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: common stock price of $1.27; exercise prices of $1.33 – $10.49; expected yield of 0.0%; expected volatility of 101%; risk-free interest rate of 4.1% and expected life between 4.1 and 4.6 years.

	June 30,
(in thousands)	2023	2022
Beginning balance	$8,945	$8
Additions	5,600	—
Change in fair value	(5,850)	—
Cashless exercise of warrant liabilities	(8,191)	—
Ending balance	$504	$8

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liabilities in the condensed consolidated statements of operations.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

6.	Stockholders’ Equity

Common Stock

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. At a Special Meeting of Stockholders on January 24, 2023, the Stockholders approved certain amendments to the LTIP to: (i) increase the annual share limit of Common Stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of Common Stock outstanding to 15% of the shares of Common Stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP), and (ii) permit immediately quarterly calculations based on the number of shares of Common Stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year. As of June 30, 2023, up to 795,137 shares of common stock are available for participants under the LTIP. For the three and six months ended June 30, 2023, 3,585 shares of restricted stock issued under the LTIP were released with an intrinsic value of approximately $5,000. For the three and six months ended June 30, 2022, 47 and 2,230 shares of restricted stock, respectively, issued under the LTIP, were released with an intrinsic value of approximately $30 and $2,570, respectively.

A summary of activity related to restricted stock awards (excluding the deferred shares) for the six months ended June 30, 2023 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2023	14,107	$189.45
Granted	—	$—
Vested	(3,585)	$262.04
Forfeited	(136)	$206.13
Non-vested as of June 30, 2023	10,386	$162.84

As of June 30, 2023, the unamortized compensation costs related to the unvested restricted stock awards was approximately $1,405,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years.

2020 Stock Incentive Plan

A summary of activity related to restricted stock units under the Company’s 2020 Stock Incentive Plan for the six months ended June 30, 2023 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2023	2,161	$238.33
Granted	—	$—
Vested	(71)	$375.49
Forfeited	(74)	$255.09
Non-vested as of June 30, 2023	2,016	$231.14

As of June 30, 2023, the unamortized compensation costs related to the unvested restricted stock units was approximately $75,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 0.3 years.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

6.	Stockholders’ Equity, continued

For the three and six months ended June 30, 2023, 71 shares of restricted stock issued under the 2020 Stock Plan, were released with an intrinsic value of approximately $92.00. For the three and six months ended June 30, 2022, 12 and 68 shares of restricted stock issued under the 2020 Stock Plan, were released with an intrinsic value of approximately $4 and $74, respectively.

Inducement Grant

On September 13, 2021, the Company issued 3,100 shares of restricted common stock to Eric Almgren, the Company’s Chief Strategist, as an inducement grant (the “September 2021 Inducement Grant”). As of June 30, 2023, the unamortized compensation cost related to the unvested September 2021 Inducement Grant was approximately $313,000 which is being amortized on a straight-line basis over a period of approximately 1.2 years. The Company recorded stock-based compensation of $127,000, related to this grant for the six months ended June 30, 2023. As of June 30, 2023, 2,667 shares are unvested. For the six months ended June 30, 2023, 111 shares of restricted stock were released under the September 2021 Inducement Grant with an intrinsic value of less than $1,000.

2022 Plan

A summary of activity related to restricted stock units under the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) for the six months ended June 30, 2023 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2023	3,700	$52.00
Granted	—	$—
Vested	—	$—
Forfeited	(250)	$52.00
Non-vested as of June 30, 2023	3,450	$52.00

As of June 30, 2023, the unamortized compensation cost related to the unvested restricted stock units was approximately $142,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 3.0 years. For the three and six months ended June 30, 2023 and 2022, no shares of restricted stock issued under the 2022 Plan, were released.

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

For the Six Months Ended June 30, 2023 and 2022

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

March 2023 Offering

On March 27, 2023, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 837,207 shares of common stock of the Company and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 1,674,414 shares of common stock, at an exercise price of $1.91 per share (the “March 2023 Offering”).

On March 29, 2023, the Company closed the March 2023 Offering and received net proceeds of approximately $1.6 million, after deducting fees payable to the financial advisor and other offering expenses.

April 2023 Offering

On April 7, 2023, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold to such investors (i) in a registered direct offering, 743,066 shares of common stock of the Company and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 1,486,132 shares of Common Stock, at an exercise price of $1.41 per share of Common Stock (the “April 2023 Offering”).

On April 12, 2023, the Company closed the April 2023 Offering and received net proceeds of approximately $1.0 million, after deducting fees payable to the financial advisor and other offering expenses.

Warrants for Shares of Common Stock

A summary of the warrant activity and related information for the six months ended June 30, 2023 and 2022 is provided as follows.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

6.	Stockholders’ Equity, continued

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

In connection with April 2023 Offering, the Company issued Common Stock Purchase Warrants to investors to purchase up to 1,486,132 shares of the Company’s common stock, at an exercise price of $1.41 per share. The grant date fair value of such warrant was $1,596,000, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $1.32; expected yield of 0%; expected volatility of 115.6%; risk-free interest rate of 3.46% and expected life of 5 years.

During the three months ended June 30, 2023, 1,486,132 warrants to purchase common stock were exercised for cash, resulting in net proceeds of approximately $1,895,000. In addition, during the three months ended June 30, 2023, 17,143 warrants were exercised using an alternative cashless exercise provision, resulting in the issuance 12,856 shares of common stock. There were no exercises of warrants to purchase common stock in the three months ended June 30, 2022.

Warrant Inducement

On May 15, 2023, the Company entered into warrant exercise inducement offer letters (the “May Inducement Letters”) with the holders of common stock purchase warrants exercisable for an aggregate of up to 1,486,132 shares of common stock at an exercise price of $1.41 per share issued on April 12, 2023 (the “April Warrants”). The April Warrant holders agreed to exercise for cash April Warrants to purchase up to 1,486,132 shares of common stock in exchange for the Company’s agreement to issue 2,972,264 new warrants (the “May Inducement Warrants”) on substantially the same terms as the April Warrants. The Company received net proceeds of approximately $1.9 million from the exercise of the April Warrants. Each May Inducement Warrant is exercisable at a price per share of common stock of $1.33, which was equal to the Minimum Price (as defined by the Nasdaq Listing Rules).

Each May Inducement Warrant is immediately exercisable upon issuance and will expire on the fifth anniversary of its issuance. The exercise price of the May Inducement Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. The May Inducement Warrants are callable by the Company at a redemption price of $0.50 per Inducement Warrant, provided that the resale of the shares of common stock underlying the May Inducement Warrants are then registered or may be resold under Rule 144 under the Securities Act.

Information regarding warrants for common stock outstanding and exercisable as of June 30, 2023 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	June 30, 2023	Life (years)	June 30, 2023
$1.33 - $1.91	4,716,784	4.8	4,716,784
$10.49	874,959	4.6	874,959
$99.70	1,944	4.1	1,944
$152.00	400	3.5	400
$200.00 - $12,500.00	41,780	2.1	41,680
$5.88 *	5,635,867	4.8	5,635,767
*	Weighted average

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

6.	Stockholders’ Equity, continued

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2022 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2022	Life (years)	December 31, 2022
$14.00	1,187,145	4.9	1,080,001
$50.00	20,971	4.6	20,971
$99.70 - $261.00	18,434	2.6	16,390
$300.00 - $980.00	24,799	2.6	24,799
$1,580.00 - $12,500.00	1,766	0.2	1,766
$31.55 *	1,253,115	4.8	1,143,927
*	Weighted Average

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

The Company recorded a provision for income taxes of $2,000 and $2,000 for the three and six months ended June 30, 2023, respectively, and $2,000 and $2,000 for the three and six months ended June 30, 2022, respectively.

The Company’s effective tax rate was (0.05)% and (0.02%) for the six months ended June 30, 2023 and 2022, respectively. The difference between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2023 and 2022 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of June 30, 2023 and December 31, 2022, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three and six months ended June 30, 2023 and 2022 was calculated on a jurisdiction basis.

8.	Commitments and Contingencies

Operating Leases

The Company leases office space under a non-cancellable operating lease that was set to expire in January 2024. In May 2023, the Company signed a lease amendment that extended the lease expiration date to June 30, 2029, and agreed to new monthly rates. The lease amendment was considered a lease modification and the Company adjusted its right-of-use asset and operating lease liabilities accordingly as shown in the table below.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

8.	Commitments and Contingencies, continued

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

The following table reflects our lease assets and our lease liabilities at June 30, 2023 and December 31, 2022 (in thousands).

	June 30,	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$657	$120

Liabilities:
Operating lease liabilities, current	$—	$154
Operating lease liabilities, non-current	$657	$39

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities.

Lease Costs:

The components of lease costs were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Operating lease cost	$28	$55
Short term lease cost	16	28
Total lease cost	$44	$83

As of June 30, 2023, the maturity of operating lease liabilities was as follows:

(in thousands)
Payments due in:
Year ending December 31, 2023 (remaining 6 months)	$63
Year ending December 31, 2024	62
Year ending December 31, 2025	183
Year ending December 31, 2026	189
Year ending December 31, 2027	194
Thereafter	303
Total minimum lease payments	994
Less: Amounts representing interest	(337)
Present value of capital lease obligations	$657

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

8.	Commitments and Contingencies, continued

Lease Term and Discount Rate:

June 30, 2023
Weighted-average remaining lease term (in years)	6.00
Weighted-average discount rate	13.0%

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Operating cash outflows from operating leases	$43	$86

Finance Lease

During August 2020, the Company entered into a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the condensed consolidated balance sheets.

Future minimum lease commitments for the finance lease as of June 30, 2023 are as follows (in thousands):

Payments due in:
Year ending December 31, 2023 (remaining 6 months)	$2
Total minimum lease payments	2
Less: Amounts representing interest	—
Present value of capital lease obligations	2
Other liabilities	$—

Obligations under the finance lease are included in accrued liabilities on the condensed consolidated balance sheets.

Management Team Retention Bonus

On September 1, 2022, the Company adopted its Management Team Retention Bonus Plan (the “Retention Plan”), to incentivize certain management level employees (the “Managers”) to remain intact through and shortly following a potential “Change of Control” (as defined in the Retention Plan). The aggregate Retention Plan bonus amounts for all Managers was $1,250,000.

The Retention Plan provided that each Manager is eligible to receive a lump sum cash amount under the Retention Plan, on the earlier of the six-month anniversary of the date of a Change of Control or at the time of such Manager’s involuntary termination other than for “Cause” (as defined in the Retention Plan) or termination for “Good Reason” (as defined in the Retention Plan). The Retention Plan expired on June 30, 2023 unused and no accruals were made.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

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

For the three months ended June 30, 2023 and 2022, Hansong Technology purchased modules from the Company of approximately $24,000 and $108,000, respectively, and made payments to the Company of approximately $189,000 and $0, respectively. For the three months ended June 30, 2023 and 2022, Hansong Technology sold speaker products to the Company of approximately $21,000 and $2,000, respectively, and the Company made payments to Hansong Technology of approximately $794,000 and $492,000, respectively. For the six months ended June 30, 2023 and 2022, Hansong Technology purchased modules from the Company of approximately $48,000 and $191,000, respectively, and made payments to the Company of approximately $189,000 and $0, respectively. For the six months ended June 30, 2023 and 2022, Hansong Technology sold speaker products to the Company of approximately $59,000 and $459,000, respectively, and the Company made payments to Hansong Technology of approximately $1,053,000 and $790,000, respectively.

At June 30, 2023 and 2022, the Company owed Hansong Technology approximately $350,000 and $459,000, respectively. At June 30, 2023 and 2022, Hansong Technology owed the Company approximately $29,000 and $191,000, respectively.

As of June 30, 2023 and December 31, 2022, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

10.	Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Asia Pacific	$301	$170	$598	$436
North America	112	226	265	349
Europe	12	550	31	727
Total	$425	$946	$894	$1,512

Substantially all of our long-lived assets are located in the United States.

11.	Subsequent Event

Warrant Inducement – July 2023

On July 26, 2023, the Company entered into warrant exercise inducement offer letters (the “July Inducement Letters”) with holders of the May Inducement Warrants pursuant to which the Company agreed to issue new inducement warrants (the “July Inducement Warrants”) to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock received upon exercise of the May Inducement Warrants during the period provided for in the July Inducement Letters, with such July Inducement Warrants to be issued on substantially the same terms as the May Inducement Warrants. The holders exercised 510,000 of the May Inducement Warrants pursuant to certain of the July Inducement Letters, and the Company received aggregate gross proceeds of approximately $678,000 from such exercises. In exchange for the exercises of the May Inducement Warrants, the Company issued July Inducement Warrants exercisable for an aggregate of up to 510,000 shares of common stock at an exercise price of $1.29 per share. The inducement offering period closed at 5:00 p.m. EDT on August 8, 2023.

Each July Inducement Warrant was immediately exercisable upon issuance and will expire on the fifth anniversary of its issuance. The exercise price of the July Inducement Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. The July Inducement Warrants are callable by the Company at a redemption price of $0.50 per July Inducement Warrant, provided that the resale of the shares of common stock underlying the July Inducement Warrants are then registered or may be resold under Rule 144 under the Securities Act.

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

Overview

We are an emerging technology company and our primary business focus is to enable mainstream consumers and audio enthusiasts to experience high quality wireless audio. We intend to continue selling our proprietary wireless modules to consumer electronics companies while also expanding our focus to implement a lower cost solution by porting our IP software onto commercially available internet of things (“IoT”) modules with integrated Wi-Fi technology.

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

Current research and development investments focus on developing Wi-Fi compatible IP software for transmitting multichannel wireless audio for which patent applications have been submitted. A software solution enables smart devices that have Wi-Fi and video media to deliver surround sound audio and allows us to port our wireless audio technology to popular Wi-Fi based modules and systems on a chip (“SOC”) that is currently in production. The Company’s “Discovery” module first announced in January 2021 is the first IoT module solution with our embedded wireless audio software that specifically targets the high growth Dolby ATMOS soundbar market with a low-cost transceiver. The Discovery module is capable of supporting ATMOS configurations up to 5.1.4. requiring five separate wireless audio channels. Our goal is to continue to commercialize and improve performance of a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost SOC and modules, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

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

Strategic Advisor

On October 31, 2022, we announced that we are moving forward in our exploration of strategic alternatives to consider a wide range of options. To explore strategic opportunities specifically involved in our IP and licensable software used in WiSA E and WiSA DS technologies, the Board of Directors approved the engagement of AQ Technology Partners during the third quarter of 2022. To date, five companies have executed non-disclosure agreements in consideration of a potential transaction. We, with our advisors, are evaluating a broad range of strategic transactions. Potential strategic transactions that may be explored or evaluated as part of this process include the potential for capital raising transactions, an acquisition, sale of assets, including substantially all of our assets, merger, business combination, partnership, joint venture, licensing and/or another strategic alternative. Despite devoting efforts to identify and evaluate potential strategic transactions, the process may not result in any definitive offer to consummate a strategic transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance stockholder value or deliver expected benefits.

Comhear, Inc. Non-Binding Letter of Intent

On May 15, 2023, we announced that we have signed a non-binding letter of intent to acquire Comhear, Inc. (“Comhear”), a developer of AI-enabled adaptive audio technology. Under the proposed acquisition, we would acquire all shares of Comhear common stock in exchange for newly issued shares of our common stock. The letter of intent for the proposed transaction is non-binding, and the parties intend to enter into one or more definitive agreements with respect thereto. Completion of the transaction is subject to, among other matters, the completion of due diligence, the negotiation of definitive agreements providing for the proposed transaction, and satisfaction of various conditions to be negotiated therein and customary for transactions of the type contemplated, including, but not limited to, receipt of regulatory approvals, the provision of an audit of Comhear’s financial statements, and board of director and WiSA shareholder approvals. However, there can be no assurance that the parties will successfully negotiate and enter into definitive agreements regarding the proposed transaction, or that the proposed transaction will be completed as currently contemplated, or at all.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Revenue

Revenue for the three months ended June 30, 2023 was $425,000, a decrease of $521,000 or 55%, compared to the revenue for the three months ended June 30, 2022 of $946,000. The decrease in overall sales is primarily related to a slow-down in consumer spending on consumer electronics which resulted in lower Component revenue and Consumer Audio Product revenue of $459,000 and $62,000, respectively, compared to the three months ended June 30, 2022.

Revenue for the six months ended June 30, 2023 was $894,000, a decrease of $618,000 or 41%, compared to the revenue for the six months ended June 30, 2022 of $1,512,000. The decrease in overall sales is primarily related to a slow-down in consumer spending on consumer electronics which resulted in lower Component revenue and Consumer Audio Product revenue of $433,000 and $185,000, respectively, compared to the six months ended June 30, 2022.

Gross Profit and Operating Expenses

Gross Profit (Deficit)

Gross deficit for the three months ended June 30, 2023 was ($201,000), a decrease of $389,000, compared to $188,000 gross profit for the three months ended June 30, 2022. The gross margin (deficit) as a percent of sales was (47%) for the three months ended June 30, 2023, compared to 20% for the three months ended June 30, 2022. The decrease in gross profit and gross margin as a percent of sales is mainly attributable to a $169,000 increase in inventory reserves associated with our Consumer Audio Product products, lower sales volumes sales volumes in relation to the fixed portion of costs and lower pricing of our Consumer Audio Products.

Gross deficit for the six months ended June 30, 2023 was ($1,454,000), a decrease of $1,704,000 compared to $250,000 gross profit for the six months ended June 30, 2022. The gross margin as a percent of sales was (163%) for the six months ended June 30, 2023, compared to 17% for the six months ended June 30, 2022. The decrease in gross profit and gross margin as a percent of sales is mainly attributable to a $1.4 million increase in inventory reserves primarily attributable to the out of balance inventory associated with longer lead time semiconductor chips, lower sales volumes sales volumes in relation to the fixed portion of costs and lower pricing of our Consumer Audio Products.

Research and Development

Research and development expenses for the three months ended June 30, 2023 were $1,933,000, an increase of $50,000, compared to the research and development expenses for the three months ended June 30, 2022 of $1,883,000. The increase in research and development expenses is primarily related to increased consulting expenses of $121,000, which includes outside engineering, offset partially by reduced recruiting expenses of $68,000.

Research and development expenses for the six months ended June 30, 2023 were $3,826,000 an increase of $406,000, compared to the research and development expenses for the six months ended June 30, 2022 of $3,420,000. The increase in research and development expenses is primarily related to increased salary and benefit expenses of $81,000, consulting expenses, which includes outside engineering and direct materials used in research and development of $344,000 and $23,000, respectively, partially offset by reduced recruiting fees of $108,000.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2023 were $1,089,000 a decrease of $237,000, compared to the sales and marketing expenses for the three months ended June 30, 2022 of $1,326,000. The decrease in sales and marketing expenses is primarily related to lower salary and benefit expenses of $39,000 as well as lower consulting, website development and advertising fees of $17,000, $22,000 and $116,000, respectively.

Sales and marketing expenses for the six months ended June 30, 2023 were $2,383,000 a decrease of $243,000, compared to the sales and marketing expenses for the six months ended June 30, 2022 of $2,626,000. The decrease in sales and marketing expenses is primarily related to lower advertising expenses and website expenses of $129,000 and $63,000, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 were $1,470,000, an increase of $388,000, compared to the general and administrative expenses for the three months ended June 30, 2022 of $1,082,000. The increase in general and administrative expenses is primarily related to increased investor relations expenses and consulting fees of $334,000 and $52,000, respectively.

General and administrative expenses for the six months ended June 30, 2023 were $2,832,000 an increase of $624,000, compared to the general and administrative expenses for the six months ended June 30, 2022 of $2,208,000. The increase in general and administrative expenses is primarily related to increased legal expenses, investor relations expenses and consulting fees of $168,000, $292,000 and $85,000, respectively.

Interest Expense, net

Interest expense, net for the three and six months ended June 30, 2023 was $37,000 and $760,000, respectively. Interest expense, net for the three and six months ended June 30, 2022, was not significant.

The increase in interest expense, net for the three and six months ended June 30, 2023, was primarily due to the amortization of debt discounts associated with the senior secured convertible note that the Company issued in August 2022 and repaid in full on April 11, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2023 was $246,000, compared to $0 for the three months ended June 30, 2022. The change in fair value of the warrant liabilities for the three months ended June 30, 2023 was primarily due to the decrease in the price of our common stock at June 30, 2023 compared to the price of our common stock on the date of the warrant issuance as well as the decline in our common stock price from March 31, 2023, related to existing warrant liabilities.

Change in fair value of warrant liabilities for the six months ended June 30, 2023 was $5,850,000, compared to $0 for the six months ended June 30, 2022. The change in fair value of the warrant liabilities for the six months ended June 30, 2023 was due to the issuance of warrants in February 2023 and the subsequent decrease in the price of our common stock at June 30, 2023 compared to the price of our common stock on the date of the warrant issuance as well as the decline in our common stock price from December 31, 2022, related to existing warrant liabilities.

Loss on Debt Extinguishment

During the three and six months ended June 30, 2023, the Company recorded a loss on debt extinguishment of $837,000. The loss is directly related to the Company’s April 2023 repayment of the Convertible Note in the amount of $1,656,744. The repayment of the entirety of the outstanding balance of such note, included the unpaid principal, interest through the payoff date, and a pre-payment premium of $276,000. The loss also includes the expensing of the related unamortized debt discounts totaling $894,000, offset partially by a $333,000 gain on termination of a derivative liability that was established in connection with the Convertible Note.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2023 were $2,007,000, compared to $2,897,000 as of December 31, 2022.

We incurred a net loss of $6,247,000 for the six months ended June 30, 2023 and used net cash in operating activities of $9,126,000. We incurred a net loss of $8,012,000 for the six months ended June 30, 2022 and used net cash in operating activities of $8,307,000. Excluding non-cash adjustments, the primary reasons for the decrease in the use of net cash from operating activities during the six months ended June 30, 2023, was related to the decrease in inventories and prepaid expenses, partially offset by a decrease in accounts payable and accrued liabilities.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In August 2022, we received net proceeds of $2.5 million from the issuance of a convertible promissory note to an investor. In December 2022, we received net proceeds of $6.4 million, from the issuance of 540,000 shares of common stock (includes the exercise of 36,000 pre-funded warrants) and the issuance of 1,080,000 warrants to purchase common stock. In February 2023, we received net proceeds of approximately $5.3 million from the issuance of 583,306 shares of common stock (includes the exercise of 381,762 pre-funded warrants) and the issuance of 874,959 warrants to purchase common stock. In March 2023, we received net proceeds of approximately $1.6 million from the issuance of 837,207 shares of common stock and the issuance of 1,674,414 warrants to purchase common stock. In April 2023, we received net proceeds of approximately $1.0 million through the issuance of common stock and warrants. In May 2023, we received net proceeds of approximately $1.9 million in connection with a warrant inducement. We will need to raise additional proceeds via the issuance of equity securities and/or the sale of debt instruments in the third quarter of 2023 to fund operations through December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and to ensure that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures was effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2023, the Company completed a registered direct offering with accredited investors pursuant to which the Company issued an aggregate of 743,066 shares of common stock. In a concurrent private placement, the Company sold unregistered warrants (the “April Warrants”) to purchase an aggregate of up to 1,486,132 shares of common stock with an exercise price of $1.41 per share which were immediately exercisable upon issuance, expire five years from the date of issuance, and in certain circumstances may be exercised on a cashless basis. The Company used a portion of the net proceeds of the offering to partially repay the outstanding principal amount of a senior secured convertible note issued to an institutional investor on August 15, 2022, as amended, and used the remainder of the net proceeds for working capital, capital expenditures, product development, and other general corporate purposes. The Company issued the April Warrants in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The shares of common stock issuable upon exercise of the April Warrants were subsequently registered for resale pursuant to a Registration Statement on Form S-1 (File No. 333-271526), which was declared effective by the Securities and Exchange Commission on May 3, 2023.

In May 2023, the Company entered into warrant exercise inducement offer letters (the “May Inducement Letters”) with holders of the April Warrants pursuant to which such holders agreed to exercise for cash April Warrants, in full or in part, in exchange for the Company’s agreement to issue new warrants (the “May Inducement Warrants”) to purchase up to a quantity of shares of common stock equal to 200% of the number of shares of common stock issued pursuant to the exercise of the April Warrants. Pursuant to the May Inducement Letters, the Company issued May Inducement Warrants to purchase an aggregate of up to 2,972,264 shares of common stock. The May Inducement Warrants were issued on substantially the same terms as the April Warrants, except that each May Inducement Warrant is exercisable at a price per share of common stock of $1.33, which is equal to the Minimum Price (as defined by the Nasdaq Listing Rules). Each May Inducement Warrant was immediately exercisable upon issuance, with an expiry on the fifth anniversary of its issuance, and is callable by the Company at a redemption price of $0.50 per warrant, provided that the resale of the shares of common stock underlying the May Inducement Warrants are then registered or may be resold under Rule 144 under the Securities Act. The Company issued the May Inducement Warrants in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The shares of common stock issuable upon exercise of the May Inducement Warrants were subsequently registered for resale pursuant to a Registration Statement on Form S-1 (File No. 333-272278), which was declared effective by the Securities and Exchange Commission on June 7, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

4.1	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2023).
4.2	Form of Inducement Warrant for March Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).
4.3	Form of Inducement Warrant for April Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).
10.1

Form of Securities Purchase Agreement by and between the Company and certain institutional investors dated April 7, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2023).

10.2

Form of Side Letter by and between the Company and certain institutional investors dated April 7, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2023).

10.3

Form of Securities Purchase Agreement by and between the Company and certain institutional investors dated April 7, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2023).

10.4	Form of Inducement Letter for March Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).
10.5	Form of Inducement Letter for April Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WiSA Technologies, Inc.

Date: August 14, 2023	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Gary Williams
Gary Williams
Vice President of Finance and Chief Accounting Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)