Form 10-Q
period 2023-09-30
WISA TECHNOLOGIES, INC.
filed 2023-11-14
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of   November 10, 2023 is 17,742,705.

WISA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2023

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$212	$2,897
Accounts receivable	433	273
Inventories	3,169	7,070
Prepaid expenses and other current assets	942	890
Total current assets	4,756	11,130
Property and equipment, net	109	174
Other assets	668	148
Total assets	$5,533	$11,452

Liabilities, Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
Current Liabilities:
Accounts payable	$1,958	$2,042
Accrued liabilities	1,205	1,632
Short-term loan	629	-
Total current liabilities	3,792	3,674
Convertible note payable	—	457
Warrant liabilities	221	8,945
Derivative liability	—	333
Other liabilities	635	39
Total liabilities	4,648	13,448

Commitments and contingencies (Note 8)
Stockholders’ Equity/(Deficit):
Common stock, par value $0.0001; 200,000,000 shares authorized; 6,579,957 and 712,564 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	241,557	226,318
Accumulated deficit	(240,679)	(228,321)
Total stockholders’ equity/(deficit)	885	(1,996)
Total liabilities and stockholders’ equity (deficit)	$5,533	$11,452
(1)	The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2023 and 2022

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue, net	$769	$937	$1,663	$2,449
Cost of revenue	2,438	807	4,786	2,069
Gross profit (deficit)	(1,669)	130	(3,123)	380
Operating Expenses:
Research and development	1,838	1,939	5,664	5,359
Sales and marketing	1,404	1,539	3,787	4,165
General and administrative	1,428	1,400	4,260	3,608
Total operating expenses	4,670	4,878	13,711	13,132
Loss from operations	(6,339)	(4,748)	(16,834)	(12,752)

Interest expense, net	(52)	(173)	(812)	(174)
Change in fair value of warrant liabilities	284	274	6,134	274
Loss on debt extinguishment	—	—	(837)	—
Other expense, net	(4)	(2)	(7)	(7)
Loss before provision for income taxes	(6,111)	(4,649)	(12,356)	(12,659)
Provision for income taxes	—	—	2	2
Net loss	$(6,111)	$(4,649)	$(12,358)	$(12,661)
Net loss - basic and diluted	$(0.97)	$(30.85)	$(2.96)	$(84.55)
Weighted average number of common shares used in computing net loss	6,322,464	150,705	4,179,089	149,751

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2023 and 2022

(in thousands, except share and per share data)

(unaudited)

	Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	712,564	$7	$226,318	$(228,321)	$(1,996)
Stock-based compensation	—	—	499	—	499
Restricted stock awards cancelled	(43)	—	—	—	—
Issuance of common stock in connection with convertible promissory note	67,500	—	708	—	708
Issuance of common stock in connection with warrant exercise	858,353	—	8,202	—	8,202
Issuance of common stock and warrants, net of offering costs	1,420,513	—	1,271	—	1,271
Net loss	—	—	—	(921)	(921)
Balance as of March 31, 2023	3,058,887	7	236,998	(229,242)	7,763
Stock-based compensation	—	—	481	—	481
Release of vested restricted common stock	71	—	—	—	—
Restricted stock awards cancelled	(96)	—	—	—	—
Issuance of common stock and warrants, net of offering costs	755,922	—	1,048	—	1,048
Issuance of common stock in connection with warrant exercise	1,486,132	—	1,895	—	1,895
Net loss	—	—	—	(5,326)	(5,326)
Balance as of June 30, 2023	5,300,916	7	240,422	(234,568)	5,861
Stock-based compensation	769,041	—	518	—	518
Issuance of common stock in connection with warrant exercise	510,000	—	617	—	617
Net loss	—	—	—	(6,111)	(6,111)
Balance as of September 30, 2023	6,579,957	$7	$241,557	$(240,679)	$885

	Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	158,191	$2	$228,578	$(212,203)	$16,377
ASC842 adoption adjustment	—	—	—	33	33
Stock-based compensation	10,674	—	480	—	480
Release of vested restricted common stock	57	—	—	—	—
Restricted stock awards cancelled	(87)	—	—	—	—
Net loss	—	—	—	(3,904)	(3,904)
Balance as of March 31, 2022	168,835	2	229,058	(216,074)	12,986
Stock-based compensation	300	—	506	—	506
Release of vested restricted common stock	12	—	—	—	—
Restricted stock awards cancelled	(148)	—	—	—	—
Net loss	—	—	—	(4,108)	(4,108)
Balance as of June 30, 2022	168,999	2	229,564	(220,182)	9,384
Stock-based compensation	1,775	—	526	—	526
Release of vested restricted common stock	599	—	—	—	—
Restricted stock awards cancelled	(179)	—	—	—	—
Issuance of warrants in connection with convertible promissory note	—	—	91	—	91
Net loss	—	—	—	(4,649)	(4,649)
Balance as of September 30, 2022	171,194	$2	$230,181	$(224,831)	$5,352

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,358)	$(12,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,498	1,512
Depreciation and amortization	82	91
Amortization of debt discounts	779	156
Change in fair value of warrant liabilities	(6,134)	(274)
Loss on extinguishment of convertible note payable	837	—
Changes in operating assets and liabilities:
Accounts receivable	(160)	(23)
Inventories	3,901	(2,504)
Prepaid expenses and other assets	(149)	53
Other assets	67	79
Accounts payable	(84)	1,074
Accrued liabilities	(319)	(288)
Other liabilities	(61)	(111)
Net cash used in operating activities	(12,101)	(12,896)

Cash flows from investing activities:
Purchases of property and equipment	(50)	(36)
Net cash used in investing activities	(50)	(36)

Cash flows from financing activities:
Repayment of convertible note payable, net of issuance costs	(1,657)	2,483
Repayment of finance lease	(15)	(15)
Proceeds from issuance of common stock and prefunded warrants, net of issuance costs	7,995	—
Proceeds from exercise of warrants	2,545	—
Proceeds from issuance of short-term loan, net of issuance costs	598	—
Net cash provided by financing activities	9,466	2,468

Net decrease in cash and cash equivalents	(2,685)	(10,464)
Cash and cash equivalents as of beginning of period	2,897	13,108
Cash and cash equivalents as of end of period	$212	$2,644

Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$17
Cash paid for income taxes	$2	$2

Noncash Investing and Financing Activities:
Cashless exercise of warrants	$8,191	$—
Issuance of warrants in connection with February 2023 offering	$5,601	$—
Issuance of common stock in connection with convertible promissory note	$708	$—
Record Right-of-Use Assets obtained in exchange for modified operating lease liabilities	$554	$—
Deferred offering costs reclassed from prepaid expenses	$97	$—
Accrual of legal fees for the short-term loan	$10	$—
Issuance of warrants in connection with convertible notes payable	$—	$1,076
Derivative liability recorded in connection with issuance of convertible notes payable	$—	$286

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

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

NASDAQ Notification

On June 23, 2022, the Company received a written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of the Company’s common stock was below $1.00 per share for the previous thirty (30) consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days from the date of the Notice, or until December 20, 2022, to regain compliance with the Minimum Bid Price Requirement. On December 21, 2022, Nasdaq granted the Company an additional 180-day period, or until June 20, 2023, to regain compliance with the Minimum Bid Price Requirement.

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

On March 20, 2023, the Staff orally notified us that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). We reported stockholders’ equity (deficit) of ($1,996,000) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and, as a result, did not satisfy the Stockholders’ Equity Requirement of $2,500,000 pursuant to Listing Rule 5550(b)(1). As of March 31, 2023, we had stockholders’ equity of $7,763,000 and, accordingly, we believe that we had regained compliance with the Stockholders’ Equity Requirement.

On October 5, 2023, we received a written notification from Nasdaq notifying the Company that it was not in compliance with the Minimum Bid Price Requirement, because the closing bid price of the Company’s common stock was below $1.00 per share for the previous thirty (30) consecutive business days. The notification has no immediate effect on the listing of the Common Stock, which will continue to trade uninterrupted on the Nasdaq Capital Market under the ticker “WISA.” Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted 180 calendar days from the date of the Notice, or until April 2, 2024 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. If at any time during the Compliance Period, the bid price of the Common Stock closes at or above $1.00 per share for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Reverse Stock Split

On January 24, 2023, the Company held a special meeting of its stockholders, at which its stockholders approved an amendment to the Company’s certificate of incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of common stock at a specific ratio within a range from one-for-five to one-for-one hundred, and to grant authorization to the board of directors to determine, in its sole discretion, the specific ratio and timing of the reverse stock split. On January 24, 2023, the board approved a 1-for-100 reverse stock split (the “Reverse Stock Split”) of our outstanding shares of common stock and authorized the filing of a certificate of amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) to affect the Reverse Stock Split. On January 26, 2023, the Reverse Stock Split was effected and the condensed consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the Reverse Stock Split. The common stock began trading on a split-adjusted basis at the start of trading on January 27, 2023. Unless otherwise indicated, the information presented in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 (the “Report”) gives effect to the Reverse Stock Split.

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

For the Nine Months Ended September 30, 2023 and 2022

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition as necessary, and sometimes requires partial payment in advance of shipping. As of September 30, 2023 and December 31, 2022, there was no allowance for doubtful accounts. As of September 30, 2023, the Company had two customers accounting for 78% and 11% of accounts receivable. As of December 31, 2022, the Company had two customers accounting for 62% and 12% of accounts receivable.

The Company had three customers accounting for 40%, 28% and 21% of its net revenue for the three months ended September 30, 2023. The Company had four customers accounting for 22%, 17%, 16% and 15% of its net revenue for the nine months ended September 30, 2023. The Company had three customers accounting for 42%, 16%, and 12% of its net revenue for the three months ended September 30, 2022. The Company had three customers accounting for 20%, 18%, and 16% of its net revenue for the nine months ended September 30, 2022.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of September 30, 2023 and December 31, 2022, the Company had capitalized $210,000 and $206,000, respectively, of deferred offering costs in prepaid expenses and other current assets on the condensed consolidated balance sheet.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

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

In an equity-classified freestanding financial instrument, as of the date that a down round feature is triggered, the Company measures the fair value of the instrument without the down round feature (that is, before the strike price is reduced) and the fair value of the financial instrument with a strike price that reflects the adjustment from the down round. The incremental difference in the fair value is recorded a deemed dividend. As the Company has an accumulated deficit, the deemed dividend is recorded as a reduction of additional paid-in capital in the condensed consolidated balance sheet. The Company increases the net loss available to common stockholders by the amount of the deemed dividend. For the three and nine month periods ended September 30, 2023 and 2022, there were no deemed dividends.

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

For the Nine Months Ended September 30, 2023 and 2022

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

During the three and nine months ended September 30, 2023 and 2022, net revenue consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Components	$258	$696	$899	$1,769
Consumer Audio Products	511	241	764	680
Total	$769	$937	$1,663	$2,449

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the condensed consolidated balance sheets. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
	2023	2022
Contract Liabilities	$12	$44

During the nine months ended September 30, 2023, the Company recognized $44,000 of revenue that was included in the contract balances as of December 31, 2022.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and nine months ended September 30, 2023 were $238,000 and $511,000, respectively. Advertising costs for the three and nine months ended September 30, 2022 were $300,000 and $704,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2023 and 2022, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and nine months ended September 30, 2023 and 2022.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

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

As of September 30, 2023, warrants to purchase 5,635,290 shares of common stock, 10,386 shares of restricted stock, 2,667 shares of restricted stock issued under an inducement grant and 5,466 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

As of September 30, 2022, warrants to purchase 67,028 shares of common stock, 16,775 shares of restricted stock and 2,906 shares of restricted stock issued under an inducement grant and 7,316 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

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

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

2.	Going Concern

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of September 30, 2023, the Company had cash and cash equivalents of $0.2 million and reported net cash used in operations of $12.1 million during the nine months ended September 30, 2023. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to attain profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

Based on current operating levels, the Company will need to raise additional funds by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through issuance of equity securities and proceeds from the exercise of warrants to purchase common stock and the sale of debt instruments. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this Report.

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

3.	Balance Sheet Components

Inventories (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$656	$3,043
Work in progress	—	13
Finished goods	2,513	4,014
Total inventories	$3,169	$7,070

Property and equipment, net (in thousands):

	September 30,	December 31,
	2023	2022
Machinery and equipment	$741	$691
Leasehold improvements	—	127
Tooling	11	11
	752	829
Less: Accumulated depreciation and amortization	(643)	(655)
Property and equipment, net	$109	$174

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

3.	Balance Sheet Components, continued

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $18,000 and $31,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $82,000 and $91,000, respectively.

The cost and accumulated depreciation of assets acquired under finance lease included in machinery and equipment in the above table as of September 30, 2023 were $72,000 and $72,000 respectively.

Accrued liabilities (in thousands):

	September 30,	December 31,
	2023	2022
Accrued vacation	$427	$422
Accrued audit fees	168	179
Accrued rebate	107	215
Accrued legal fees	96	43
Customer advance	12	44
Accrued other	395	424
Accrued compensation	—	136
Accrued lease liability, current portion	—	169
Total accrued liabilities	$1,205	$1,632

4.	Borrowings

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

For the Nine Months Ended September 30, 2023 and 2022

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

In connection with the Private Placement, the Company issued warrants to the Convertible Note Investor and Maxim to purchase common shares of 20,970 and 1,944, respectively (see Note 5 – Fair Value Measurements). The sum of the fair value of the warrants, the original issue discount for interest, issuance costs and the derivative liability for the embedded conversion feature for the Convertible Note were recorded as debt discounts totaling $2,509,000 to be amortized to interest expense over the respective term using the effective interest method. During the three and nine months ended September 30, 2023, the Company recognized $0 and $738,000, respectively, of interest expense from the amortization of debt discounts related to the Convertible Note.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

4.	Borrowings, continued

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

Convertible promissory note (in thousands):

	September 30,	December 31,
	2023	2022
Convertible note payable	$—	$2,089
Debt discount	—	(1,632)
Net total	$—	$457

The New Convertible Note contains several embedded conversion features. The Company concluded that those conversion features require bifurcation from the New Convertible Note and subsequent accounting in the same manner as a freestanding derivative. The Company recognized a derivative liability of $286,000 upon execution of the note agreement and such amount was included in the $2,509,000 of debt discounts noted above. Subsequent changes in the fair value of these conversion features are measured at each reporting period and recognized in the consolidated statement of operations. The Company recorded no balance of the derivative liability as of September 30, 2023 after the convertible note payoff in April 2023.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

4.	Borrowings, continued

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

Short-Term Loan

On September 8, 2023, the Company entered into a Loan and Security Agreement with Meriwether Group Capital Hero Fund LP (“Meriwether”). Pursuant to the Loan and Security Agreement, Meriwether provided the Company with a term loan in the principal amount of $650,000 that is scheduled to mature on November 7, 2023, subject to further extension (“Meriwether Loan”). In addition, the Company has the right to request additional funding under the Meriwether Loan.

Borrowings under the Meriwether Loan will bear interest at a rate per annum equal to 18%. On the maturity date, subject to any extension, the Company is obligated to make a payment equal to all unpaid principal and accrued interest. Pursuant to the Meriwether Loan, the Company shall pay to Meriwether a fully earned, non-refundable, origination fee in the amount of $50,000. The Company shall also pay to Meriwether a fully earned, non-refundable, exit fee in the amount of $50,000 due and payable on the maturity date. The origination fee, the exit fee and the issuance costs associated with the Meriwether Loan were recorded as debt discounts totaling $113,000 to be amortized to interest expense over the respective term using the effective interest method. During the three and nine months ended September 30, 2023, the Company recognized $41,000, of interest expense from the amortization of debt discounts related to the Meriwether Loan.

The Meriwether Loan also provides that all present and future indebtedness and the obligations of the Company to Meriwether shall be secured by a first priority security interest in all real and personal property collateral of the Company.

The Meriwether Loan contains customary representations, warranties and affirmative and negative covenants. In addition, the Meriwether Loan contains customary events of default that entitle Meriwether to cause the Company’s indebtedness under the Loan and Security Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the term loan. Under the Meriwether Loan, an event of default will occur if, among other things, the Company fails to make payments under the Meriwether Loan, the Company breaches any of the covenants under the Meriwether Loan, a material adverse change occurs, the Company, or its assets, become subject to certain legal proceedings, such as bankruptcy proceedings. Upon the occurrence and for the duration of an event of default, a default interest rate equal to 24.0% per annum will apply to all obligations owed under the Meriwether Loan.

On October 10, 2023, Meriwether agreed to extend the maturity date of the Meriwether Loan to December 7, 2023. See Note 11 - Subsequent Events.

Short-term loan (in thousands):

	September 30,	December 31,
	2023	2022
Short-term loan	$700	$—
Debt discount	(71)	—
Net total	$629	$—

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy, are as follows:

(in thousands)	September 30, 2023
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities	$—	$—	$221

(in thousands)	December 31, 2022
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$—	$—	$333
Warrant liabilities	$—	$—	$8,945

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2023 or September 30, 2022.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

5.	Fair Value Measurements, continued

Derivative Liability

As described previously in Note 4, the conversion provisions embedded in the New Convertible Note require bifurcation and measurement at fair value as a derivative. The fair value was calculated using a Monte Carlo simulation to create a distribution of potential market capitalizations and share prices for the Company on a weekly basis over the assumed period, given the various scenarios. The average value of the New Convertible Note was discounted to the valuation date to determine a calibrated discount rate so that the fair value of the New Convertible Note was $3 million. The value of the New Convertible Note was compared with the value of a hypothetical note with no conversion rights in order to determine the fair value of the conversion feature. The derivative liability was written off upon the repayment of the New Convertible Note.

	September 30,
(in thousands)	2023	2022
Beginning balance	$333	$—
Additions	—	286
Change in fair value	—	—
Write off in connection with extinguishment of debt	(333)	—
Ending balance	$—	$286

Warrant Liabilities

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and 2022. For September 30, 2023, the fair value of such warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: common stock price of $0.59; exercise prices of $1.29 – $10.49; expected yield of 0.0%; expected volatility of 115.7%; risk-free interest rate of 4.6% and expected life between 3.9 and 4.4 years.

	September 30,
(in thousands)	2023	2022
Beginning balance	$8,945	$8
Additions	5,601	985
Change in fair value	(6,134)	(274)
Exercise of warrant liabilities	(8,191)	—
Ending balance	$221	$719

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liabilities in the condensed consolidated statements of operations.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

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

As of September 30, 2023, up to 207,567 shares of common stock are available for participants under the LTIP. For the three and nine months ended September 30, 2023, 3,585 shares of restricted stock issued under the LTIP were released with an intrinsic value of approximately $5,000. For the three and nine months ended September 30, 2022, 613 and 2,843 shares of restricted stock, respectively, issued under the LTIP, were released with an intrinsic value of approximately $37,000 and $294,000, respectively.

A summary of activity related to restricted stock awards (excluding the deferred shares) for the nine months ended September 30, 2023 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2023	14,107	$189.45
Granted	769,041	$1.20
Vested	(3,585)	$262.04
Forfeited	(136)	$206.13
Non-vested as of September 30, 2023	779,427	$3.35

As of September 30, 2023, the unamortized compensation costs related to the unvested restricted stock awards was approximately $1,947,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.0 years.

Inducement Grant

On September 13, 2021, the Company issued 3,100 shares of restricted common stock to Eric Almgren, the Company’s Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). As of September 30, 2023, the unamortized compensation cost related to the unvested September 2021 Inducement Grant was approximately $249,000 which is being amortized on a straight-line basis over a period of approximately 1.0 years. The Company recorded stock-based compensation of $191,000, related to this grant for the nine months ended September 30, 2023. As of September 30, 2023, 2,667 shares are unvested. For the nine months ended September 30, 2023, 111 shares of restricted stock were released under the September 2021 Inducement Grant with an intrinsic value of less than $1,000.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

6.	Stockholders’ Equity, continued

2020 Stock Incentive Plan

A summary of activity related to restricted stock units under the Company’s 2020 Stock Incentive Plan for the nine months ended September 30, 2023 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2023	2,161	$238.33
Granted	—	$—
Vested	(71)	$375.49
Forfeited	(74)	$255.09
Non-vested as of September 30, 2023	2,016	$231.14

As of September 30, 2023, the unamortized compensation costs related to the unvested restricted stock units was approximately $14,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 0.5 years.

For the three and nine months ended September 30, 2023, 71 shares of restricted stock issued under the 2020 Stock Plan, were released with an intrinsic value of approximately $92.00. For the three and nine months ended September 30, 2022, 599 and 668 shares of restricted stock issued under the 2020 Stock Plan, were released with an intrinsic value of approximately $430 and $500, respectively.

2022 Plan

A summary of activity related to restricted stock units under the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) for the nine months ended September 30, 2023 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2023	3,700	$52.00
Granted	—	$—
Vested	—	$—
Forfeited	(250)	$52.00
Non-vested as of September 30, 2023	3,450	$52.00

As of September 30, 2023, the unamortized compensation cost related to the unvested restricted stock units was approximately $130,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years. For the three and nine months ended September 30, 2023 and 2022, no shares of restricted stock issued under the 2022 Plan were released.

February 2023 Offering

On January 31, 2023, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 201,544 shares of common stock and pre-funded warrants (the “February 2023 Pre-Funded Warrants”) to purchase up to 381,762 shares of common stock, at an exercise price of $0.0001 per share of common stock, and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 874,959 shares of common stock, at an exercise price of $10.49 per share of common stock (the “February 2023 Offering”). In February and March of 2023, all the February 2023 Pre-Funded Warrants were exercised for cash.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

6.	Stockholders’ Equity, continued

On February 3, 2023, the Company closed the February 2023 Offering, and received net proceeds of approximately $5.3 million after deducting placement agent fees and other offering expenses payable by the Company.

Also, in connection with the February 2023 Offering, on January 31, 2023, the Company entered into a placement agency agreement with Maxim, pursuant to which Maxim agreed to act as placement agent on a “best efforts” basis in connection with the offering and (ii) the Company agreed to pay Maxim an aggregate fee equal to 8.0% of the gross proceeds raised in the offering.

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

Warrants for Shares of Common Stock

A summary of the warrant activity and related information for the nine months ended September 30, 2023 and 2022 is provided as follows.

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

For the Nine Months Ended September 30, 2023 and 2022

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

During the three months ended September 30, 2023, 510,000 warrants to purchase common stock were exercised for cash, resulting in net proceeds of approximately $617,000. There were no exercises of warrants to purchase common stock in the three months ended September 30, 2022.

Warrant Inducement - May 2023

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

Warrant Inducement - July 2023

On July 26, 2023, the Company entered into warrant exercise inducement offer letters (the “July Inducement Letters”) with holders of the May Inducement Warrants pursuant to which the Company agreed to issue new inducement warrants (the “July Inducement Warrants”) to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock received upon exercise of the May Inducement Warrants during the period provided for in the July Inducement Letters, with such July Inducement Warrants to be issued on substantially the same terms as the May Inducement Warrants. The holders exercised 510,000 of the May Inducement Warrants pursuant to certain of the July Inducement Letters, and the Company received net proceeds of approximately $617,000 from such exercises. In exchange for the exercises of the May Inducement Warrants, the Company issued July Inducement Warrants exercisable for an aggregate of up to 510,000 shares of common stock at an exercise price of $1.29 per share.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

6.Stockholders’ Equity, continued

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

Information regarding warrants for common stock outstanding and exercisable as of September 30, 2023 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	September 30, 2023	Life (years)	September 30, 2023
$1.29 - $1.91	4,716,784	4.6	4,716,784
$10.49	874,959	4.3	874,959
$99.70	1,944	3.9	1,944
$152.00	400	3.2	400
$200.00 - $12,500.00	41,203	1.9	41,103
$5.45 *	5,635,290	4.5	5,635,190
*	Weighted average

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2022 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2022	Life (years)	December 31, 2022
$14.00	1,187,145	4.9	1,080,001
$50.00	20,971	4.6	20,971
$99.70 - $261.00	18,434	2.6	16,390
$300.00 - $980.00	24,799	2.6	24,799
$1,580.00 - $12,500.00	1,766	0.2	1,766
$31.55 *	1,253,115	4.8	1,143,927
*	Weighted Average

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

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

7.	Income Taxes

The Company recorded a provision for income taxes of $0 and $2,000 for the three and nine months ended September 30, 2023, respectively, and $0 and $2,000 for the three and nine months ended September 30, 2022, respectively.

The Company’s effective tax rate was (0.02)% for the nine months ended September 30, 2023 and 2022. The difference between the effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2023 and 2022 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of September 30, 2023 and December 31, 2022, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three and nine months ended September 30, 2023 and 2022 was calculated on a jurisdiction basis.

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

The following table reflects our lease assets and our lease liabilities at September 30, 2023 and December 31, 2022 (in thousands).

	September 30,	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$637	$120

Liabilities:
Operating lease liabilities, current	$—	$154
Operating lease liabilities, non-current	$635	$39

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

8.	Commitments and Contingencies, continued

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and operating lease liabilities, non-current, are include in other liabilities.

Lease Costs:

The components of lease costs were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Operating lease cost	$42	$97
Short term lease cost	13	41
Total lease cost	$55	$138

As of September 30, 2023, the maturity of operating lease liabilities was as follows:

(in thousands)
Payments due in:
Year ending December 31, 2023 (remaining 3 months)	$21
Year ending December 31, 2024	62
Year ending December 31, 2025	183
Year ending December 31, 2026	189
Year ending December 31, 2027	194
Thereafter	303
Total minimum lease payments	952
Less: Amounts representing interest	(317)
Present value of capital lease obligations	$635

Lease Term and Discount Rate:

September 30, 2023
Weighted-average remaining lease term (in years)	5.75
Weighted-average discount rate	13.0%

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Operating cash outflows from operating leases	$43	$129

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

8.	Commitments and Contingencies, continued

Finance Lease

During August 2020, the Company entered into a lease agreement for equipment under a capital lease with a term of 36 months. The equipment under the lease is collateral for the agreement and is included within property and equipment, net on the condensed consolidated balance sheets. The lease expired in August 2023.

Management Team Retention Bonus

On September 1, 2022, the Company adopted its Management Team Retention Bonus Plan (the “Retention Plan”), to incentivize certain management level employees (the “Managers”) to remain intact through and shortly following a potential “Change of Control” (as defined in the Retention Plan). The aggregate Retention Plan bonus amounts for all Managers was $1,250,000.

The Retention Plan provided that each Manager is eligible to receive a lump sum cash amount under the Retention Plan, on the earlier of the six-month anniversary of the date of a Change of Control or at the time of such Manager’s involuntary termination other than for “Cause” (as defined in the Retention Plan) or termination for “Good Reason” (as defined in the Retention Plan). The Retention Plan expired on June 30, 2023 unused, and no accruals were made.

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

For the Nine Months Ended September 30, 2023 and 2022

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

For the three months ended September 30, 2023 and 2022, Hansong Technology purchased modules from the Company of approximately $20,000 and $146,000, respectively, and made payments to the Company of approximately $0 and $191,000, respectively. For the three months ended September 30, 2023 and 2022, Hansong Technology sold speaker products to the Company of approximately $24,000 and $908,000, respectively, and the Company made payments to Hansong Technology of approximately $50,000 and $516,000, respectively.

For the nine months ended September 30, 2023 and 2022, Hansong Technology purchased modules from the Company of approximately $69,000 and $337,000, respectively, and made payments to the Company of approximately $189,000 and $191,000, respectively. For the nine months ended September 30, 2023 and 2022, Hansong Technology sold speaker products to the Company of approximately $83,000 and $1,367,000, respectively, and the Company made payments to Hansong Technology of approximately $1,103,000 and $1,306,000, respectively.

At September 30, 2023 and 2022, the Company owed Hansong Technology approximately $324,000 and $851,000, respectively. At September 30, 2023 and 2022, Hansong Technology owed the Company approximately $49,000 and $146,000, respectively.

As of September 30, 2023 and December 31, 2022, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

David Howitt

Mr. Howitt has served as a member of the Company’s board of directors since December 2021. Since March 2004, Mr. Howitt has served as the founder and CEO of Meriwether Group LLC (“MWG”), a strategic consulting firm that works with disruptive consumer brands by integrating their visions, developing growth strategies, scaling their brands, and increasing revenue in order to build enterprise value. MWG, which is also majority-owned by Mr. Howitt, owns a 25% general partner interest in Meriwether Group Capital Hero Fund LP (“Meriwether”).

On September 8, 2023, the Company entered into a Loan and Security Agreement with Meriwether. Pursuant to the Loan and Security Agreement, Meriwether provided the Company with a term loan in the principal amount of $650,000 that is scheduled to mature on November 7, 2023, subject to further extension. See Note 4 Short-Term Loan for additional information.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

10.	Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Asia Pacific	$252	$631	$850	$1,357
North America	504	244	769	681
Europe	8	62	39	411
Other	5	—	5	—
Total	$769	$937	$1,663	$2,449

Substantially all of our long-lived assets are located in the United States.

11.	Subsequent Event

October 2023 Public Offering

On October 17, 2023, the Company completed a public offering consisting of an aggregate of 87,000 units (each a “Unit” and collectively, the “Units”), with each Unit consisting of (A) one (1) share of the Company’s series B convertible preferred stock, par value $0.0001 per share (the “Series B Preferred Stock), and (B) two series B preferred stock purchase warrants (each, a “Preferred Warrant” and collectively, the “Preferred Warrants”), with each Preferred Warrant exercisable for one share of Series B Preferred Stock (the “Preferred Warrant Shares”), at the public offering price of $55.00 per Unit. The Preferred Warrants are immediately exercisable, each with an exercise price of $55.00 and expire on October 17, 2025. The offering price of $55.00 per Unit reflects the issuance of the Series B Preferred Stock with an original issue discount of 45%.

The gross proceeds to the Company from the offering were approximately $4.8 million, prior to underwriting discounts, commissions, and offering expenses. Subsequent to the pricing of the offering, the Company entered into letter agreements with certain holders of outstanding common stock purchase warrants, pursuant to which the Company agreed to purchase from the holders an aggregate of 1,674,414 warrants with an exercise price of $1.91, 2,462,264 warrants with an exercise price of $1.33 and 510,000 warrants with an exercise price of $1.29 (collectively, the “Existing Warrants”), for $0.50 per Existing Warrant. The Company used $2.3 million of the $4.8 million gross proceeds discussed above to repurchase the Existing Warrants on October 17, 2023, and expects to use the remainder of the proceeds from the offering for working capital and general corporate purposes and to potentially repay outstanding indebtedness.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

11.Subsequent Event, continued

Certificate of Designation of Series B Preferred Stock

On October 16, 2023, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware designating 375,000 shares of the Company’s authorized preferred stock as Series B Preferred Stock, with a liquidation preference of $100.00 per share, and further establishing the powers, preferences and rights of the shares of Series B Preferred Stock and the qualifications, limitations or restrictions thereof. The Series B Preferred Stock does not have voting rights, except as required by Delaware law and other limited circumstances. Dividends on the Series B Preferred Stock shall be paid in-kind (“PIK dividends”) in additional shares of Series B Preferred Stock based on the stated value of $100.00 per share at the dividend rate of 20.0% per annum (the “Dividend Rate”). The PIK dividends will be paid to holders of the Series B Preferred Stock of record at the close of business on the one-year anniversary of the closing of the offering (the “Dividend Record Date”). PIK dividends on each share of Series B Preferred Stock shall be paid three business days after the Dividend Record Date in additional fully paid and nonassessable, registered shares of Series B Preferred Stock in a number equal to the quotient obtained by dividing (A) the product obtained by multiplying (i) the Dividend Rate and (ii) the stated value of $100.00 per share, by (B) $55.00, the offering price per Unit.

The Series B Preferred Stock has a term of two (2) years and is convertible at the option of the holder at any time into shares of Common Stock at a conversion price of $0.4147, which is subject to adjustment. If any shares of Series B Preferred Stock are outstanding at the end of the two (2) year term, then the Company will promptly redeem all of such outstanding shares of Series B Preferred Stock on a pro rata basis among all of the holders of Series B Preferred Stock commencing on October 17, 2025, in cash at a price per share of Series B Preferred Stock equal to the sum of (x) 100% of the stated value plus (y) all accrued and unpaid dividends and (z) all other amounts due in respect of the Series B Preferred Stock. If, on October 17, 2025, the Company is unable to redeem such outstanding Series B Preferred Stock in cash due to prohibitions under Delaware law, then the Company shall, provided there is no prohibition under Delaware law, redeem the Series B Preferred Stock by paying to the holders the unpaid cash redemption payment in duly authorized, validly issued, fully paid and non-assessable shares of Common Stock equal in number to the quotient obtained by dividing such unpaid amount by the closing price of the Common Stock on the Nasdaq Capital Market on October 17, 2025.

Short-Term Loan Extension

On October 10, 2023, Meriwether extended the maturity date of the Meriwether Loan to December 7, 2023 for a fee of $20,000.

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

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions; our current liquidity position, the need to obtain additional financing to support ongoing operations, WiSA’s ability to continue as a going concern; WiSA’s ability to maintain the listing of its common stock on Nasdaq, WiSA’s ability to manage costs and execute on its operational and budget plans; and, WiSA’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Overview

We are an emerging technology company and our primary business focus is to enable mainstream consumers and audio enthusiasts to experience high quality wireless audio. We intend to continue selling our proprietary wireless modules to consumer electronics companies while also expanding our focus to implement a lower cost solution by porting our IP software onto commercially available internet of things (or IoT), modules with integrated Wi-Fi technology.

Our technology addresses some of the main issues that we perceive are hindering the growth of the home theater: complexity of installation and cost. We believe that consumers want to experience theater quality surround sound from the comfort of their homes. However, wired home theater systems often require expensive audio-visual (or AV), receivers to decode the audio stream, leaving the consumer with the burden of concealing the wires. Hiring a professional to hide the wires into the walls or floor is invasive, complicated, costly and time consuming. Further, people who rent as opposed to own may not be able to install these systems as the installation construction needed may not be permitted under a lease agreement. Our first-generation wireless technology addresses these problems by transmitting wireless audio to each speaker at Blu-ray quality (uncompressed 24-bit audio up to 96 kHz sample rates) and emphasizing ease of setup. To our knowledge, our custom chips and modules technology is one of the few technologies available today that can stream up to eight (8) separate wireless audio channels with low latency, removing lip-sync issues between the audio and video sources. In addition, every speaker within a system that utilizes our technology can be synchronized to less than one microsecond, thus eliminating phase distortion between speakers. Our first-generation technology shows that wireless home theater systems are viable home audio solutions for the average consumer and audio enthusiast alike.

Current research and development investments focus on developing Wi-Fi compatible IP software for transmitting multichannel wireless audio for which patent applications have been submitted. A software solution enables smart devices that have Wi-Fi and video media to deliver surround sound audio and allows us to port our wireless audio technology to popular Wi-Fi based modules and systems on a chip (or SOC), that is currently in production. The Company’s “Discovery” module first announced in January 2021 is the first IoT module solution with our embedded wireless audio software that specifically targets the high growth Dolby ATMOS soundbar market with a low-cost transceiver. The Discovery module is capable of supporting ATMOS configurations up to 5.1.4. requiring five separate wireless audio channels. Our goal is to continue to commercialize and improve performance of a software based-solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost SOC and modules, (iii) provide a low power consumption option to allow for use in battery powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

To date, our operations have been funded through sales of our common and preferred equity, proceeds from the exercise of warrants, sale of debt instruments, and revenue from the sale of our products. Our condensed consolidated financial statements contemplate the continuation of our business as a going concern. However, we are subject to the risks and uncertainties associated with an emerging business, as noted above we have no established source of capital, and we have incurred recurring losses from operations since inception.

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

Strategic Advisor

On October 31, 2022, we announced that we are moving forward in our exploration of strategic alternatives to consider a wide range of options. To explore strategic opportunities specifically involved in our IP and licensable software used in WiSA E and WiSA DS technologies, our board of directors approved the engagement of AQ Technology Partners during the third quarter of 2022. To date, five companies have executed non-disclosure agreements in consideration of a potential transaction. We, with our advisors, are evaluating a broad range of strategic transactions. Potential strategic transactions that may be explored or evaluated as part of this process include the potential for capital raising transactions, an acquisition, sale of assets, including substantially all of our assets, merger, business combination, partnership, joint venture, licensing and/or another strategic alternative. Despite devoting efforts to identify and evaluate potential strategic transactions, the process may not result in any definitive offer to consummate a strategic transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance stockholder value or deliver expected benefits.

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

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Revenue

Revenue for the three months ended September 30, 2023 was $769,000, a decrease of $168,000 or 18%, compared to the revenue for the three months ended September 30, 2022 of $937,000. The decrease in overall sales is primarily related to a slow-down in consumer spending on consumer electronics which resulted in lower Component revenue of $437,000 offset partially by higher Consumer Audio Product revenue of $269,000, when compared to the three months ended September 30, 2022.

Revenue for the nine months ended September 30, 2023 was $1,663,000, a decrease of $786,000 or 32%, compared to the revenue for the nine months ended September 30, 2022 of $2,449,000. The decrease in overall sales is primarily related to a slow-down in consumer spending on consumer electronics which resulted in lower Component revenue of $870,000 offset slightly by higher Consumer Audio Product revenue of $84,000, when compared to the nine months ended September 30, 2022.

Gross Profit and Operating Expenses

Gross Profit (Deficit)

Gross deficit for the three months ended September 30, 2023 was ($1,669,000) a decrease of $1,799,000, compared to $130,000 gross profit for the three months ended September 30, 2022. The gross margin (deficit) as a percent of sales was (217%) for the three months ended September 30, 2023, compared to 14% for the three months ended September 30, 2022. The decrease in gross profit and gross margin as a percent of sales is mainly attributable to a $1.4 million increase in inventory reserves primarily attributable to our semiconductor chips, lower sales volumes in relation to the fixed portion of costs and lower pricing of our Consumer Audio Products.

Gross deficit for the nine months ended September 30, 2023 was ($3,123,000), a decrease of $3,503,000 compared to $380,000 gross profit for the nine months ended September 30, 2022. The gross margin (deficit) as a percent of sales was (188%) for the nine months ended September 30, 2023, compared to 16% for the nine months ended September 30, 2022. The decrease in gross profit and gross margin as a percent of sales is mainly attributable to a $2.8 million increase in inventory reserves primarily attributable to our semiconductor chips, lower sales volumes in relation to the fixed portion of costs and lower pricing of our Consumer Audio Products.

Research and Development

Research and development expenses for the three months ended September 30, 2023 were $1,838,000, a decrease of $101,000, compared to the research and development expenses for the three months ended September 30, 2022 of $1,939,000. The decrease in research and development expenses is primarily related to decreased salary and benefit expenses of $71,000 and consulting expenses, which includes outside engineering expenses of $52,000.

Research and development expenses for the nine months ended September 30, 2023 were $5,664,000, an increase of $305,000 compared to the research and development expenses for the nine months ended September 30, 2022 of $5,359,000. The increase in research and development expenses is primarily related to increased consulting expenses, which includes outside engineering and direct materials used in research and development of $292,000 and $48,000, respectively, partially offset by reduced recruiting fees of $128,000.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2023 were $1,404,000, a decrease of $135,000, compared to the sales and marketing expenses for the three months ended September 30, 2022 of $1,539,000. The decrease in sales and marketing expenses is primarily related to lower website development and advertising fees of $96,000 and $61,000, respectively, partially offset by increased consulting fees of $31,000.

Sales and marketing expenses for the nine months ended September 30, 2023 were $3,787,000 a decrease of $378,000, compared to the sales and marketing expenses for the nine months ended September 30, 2022 of $4,165,000. The decrease in sales and marketing expenses is primarily related to lower advertising expenses and website expenses of $191,000 and $160,000, respectively.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 were $1,428,000, an increase of $28,000, compared to the general and administrative expenses for the three months ended September 30, 2022 of $1,400,000. The increase in general and administrative expenses is primarily related to increased investor relations expenses of $173,000, offset partially by reduced legal fees of $107,000.

General and administrative expenses for the nine months ended September 30, 2023 were $4,260,000, an increase of $652,000, compared to the general and administrative expenses for the nine months ended September 30, 2022 of $3,608,000. The increase in general and administrative expenses is primarily related to increased investor relations expenses, accounting fees and legal fees of $465,000, $100,000 and $61,000, respectively.

Interest Expense, net

Interest expense, net for the three and nine months ended September 30, 2023 was $52,000 and $812,000, respectively. Interest expense, net for the three and nine months ended September 30, 2022 was $173,000 and $174,000, respectively.

Interest expense for the three months ended September 30, 2023 was primarily due to the amortization of debt discounts associated with the short-term loan that the Company issued in September 2023. Interest expense for the nine months ended September 30, 2023 was primarily due to the amortization of debt discounts associated with the senior secured convertible note that the Company issued in August 2022 and repaid in full on April 11, 2023.

Interest expense for the three and nine months ended September 30, 2022 was primarily due to the amortization of debt discounts associated with the convertible debt that the Company issued in August 2022.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2023 was $284,000, compared to $274,000 for the three months ended September 30, 2022. The change in fair value of the warrant liabilities for the three months ended September 30, 2023 was primarily due to the decrease in the price of our common stock at September 30, 2023 compared to the price of our common stock on the date of the warrant issuance as well as the decline in our common stock price from June 30, 2023, related to existing warrant liabilities.

Change in fair value of warrant liabilities for the nine months ended September 30, 2023 was $6,134,000, compared to $274,000 for the nine months ended September 30, 2022. The change in fair value of the warrant liabilities for the nine months ended September 30, 2023 was due to the issuance of warrants in February 2023 and the subsequent decrease in the price of our common stock at September 30, 2023 compared to the price of our common stock on the date of the warrant issuance as well as the decline in our common stock price from December 31, 2022, related to existing warrant liabilities.

Loss on Debt Extinguishment

During the three and nine months ended September 30, 2023, the Company recorded a loss on debt extinguishment of $0 and $837,000. The loss is directly related to the Company’s April 2023 repayment of the Convertible Note in the amount of $1,656,744. The repayment of the entirety of the outstanding balance of such note, included the unpaid principal, interest through the payoff date, and a pre-payment premium of $276,000. The loss also includes the expensing of the related unamortized debt discounts totaling $894,000, offset partially by a $333,000 gain on termination of a derivative liability that was established in connection with the Convertible Note.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2023 were $212,000 compared to $2,897,000 as of December 31, 2022.

We incurred a net loss of $12,358,000 for the nine months ended September 30, 2023 and used net cash in operating activities of $12,101,000. We incurred a net loss of $12,661,000 for the nine months ended September 30, 2022 and used net cash in operating activities of $12,896,000. Excluding non-cash adjustments, the primary reasons for the decrease in the use of net cash from operating activities during the nine months ended September 30, 2023, was related to a decrease in inventories, partially offset by an increase in accounts receivable and prepaid expenses and a decrease in accrued liabilities.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants common stock and sale of debt instruments. In August 2022, we received net proceeds of $2.5 million from the issuance of a convertible promissory note to an investor. In December 2022, we received net proceeds of $6.4 million, from the issuance of 540,000 shares of common stock (includes the exercise of 36,000 pre-funded warrants) and the issuance of 1,080,000 warrants to purchase common stock. In February 2023, we received net proceeds of approximately $5.3 million from the issuance of 583,306 shares of common stock (includes the exercise of 381,762 pre-funded warrants) and the issuance of 874,959 warrants to purchase common stock. In March 2023, we received net proceeds of approximately $1.6 million from the issuance of 837,207 shares of common stock and the issuance of 1,674,414 warrants to purchase common stock. In April 2023, we received net proceeds of approximately $1.0 million through the issuance of common stock and warrants. In May 2023, we received net proceeds of approximately $1.9 million in connection with a warrant inducement. In July 2023, we received net proceeds of approximately $0.6 million in connection with a warrant inducement.  In September 2023, we secured a term loan in the principal amount of $650,000 from a related party. In October 2023, we received gross proceeds of approximately $4.8 million, prior to underwriting discounts, commissions, and offering expenses, from the issuance of 87,000 shares of preferred stock and the issuance of 174,000 warrants to purchase preferred stock. We will need to raise additional proceeds via the issuance of equity securities and/or the sale of debt instruments in the fourth quarter of 2023 to fund operations for fiscal year 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and to ensure that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures was effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2023, the Company consummated a private placement of securities, pursuant to which the Company issued and sold common stock purchase warrants exercisable for an aggregate of up to 2,972,264 shares of common stock at an exercise price of $1.33 per share of common stock (the “May Warrants”). The May Warrants were not registered under the Securities Act, and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The shares of common stock issuable upon exercise of the May Warrants were subsequently registered for resale pursuant to a Registration Statement on Form S-1 (File No.333-272278), which was declared effective by the Securities and Exchange Commission June 7, 2023.

In July 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with holders of the May Warrants pursuant to which such holders agreed to exercise for cash May Warrants, in full or in part, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to a quantity of shares of common stock equal to 100% of the number of shares of common stock issued pursuant to the exercise of the May Warrants. Pursuant to the Inducement Letters, the Company issued Inducement Warrants to purchase an aggregate of up to 510,000 shares of common stock. The Inducement Warrants were issued on substantially the same terms as the May Warrants, except that each Inducement Warrant is exercisable at a price per share of common stock of $1.29, which is equal to the Minimum Price (as defined by the Nasdaq Listing Rules). Each Inducement Warrant was immediately exercisable upon issuance, with an expiry on the fifth anniversary of its issuance, and is callable by the Company at a redemption price of $0.50 per warrant, provided that the resale of the shares of common stock underlying the Inducement Warrants are then registered or may be resold under Rule 144 under the Securities Act. The Company issued the Inducement Warrants in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The shares of common stock issuable upon exercise of the Inducement Warrants were subsequently registered for resale pursuant to a Registration Statement on Form S-1 (File No. 333-274155), which was declared effective by the Securities and Exchange Commission on August 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1

Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

4.1	Form of Inducement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023).
4.2	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).
10.1	Form of Inducement Letter (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023).
10.2	Form of Waiver Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.3

Loan and Security Agreement by and between the Company and Meriwether Group Capital Hero Fund LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2023).

10.4

Form of Securities Purchase Agreement, by and between WiSA Technologies, Inc. and the purchasers signatory thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

10.5

Placement Agency Agreement, by and between WiSA Technologies, Inc. and Maxim Group LLC, as sole placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

10.6

Form of Side Letter, by and between WiSA Technologies, Inc. and the holder signatory thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

10.7

Warrant Agency Agreement, by and between WiSA Technologies, Inc., and VStock Transfer, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

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

WiSA Technologies, Inc.

Date: November 14, 2023	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Gary Williams
Gary Williams
Vice President of Finance and Chief Accounting Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)