Form 10-K
period 2023-12-31
WISA TECHNOLOGIES, INC.
filed 2024-04-01
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ⌧

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $6,719,000 based on the closing price of $1.27 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 250,940,750 shares of its common stock outstanding as of March 27, 2024.

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

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to WiSA’s ability to remain listed on the Nasdaq Capital Market; WiSA’s need for financing in the near term to support its ongoing operations; the volatility of the market price for WiSA’s common stock; market, economic and other conditions; WiSA’s ability to continue as a going concern; WiSA’s ability to manage costs and execute on its operational and budget plans; and, WiSA’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.	Business

Overview

We believe that the future of audio technology is in wireless devices and that WiSA is well positioned to deliver best-in-class immersive wireless sound technology for intelligent devices and next generation home entertainment systems. Historically we have sold modules which wirelessly transmit and receive audio directly to speakers. In late 2023, we launched a new wireless technology, WiSA E, that is software-based and works with standard Wi-Fi chips. Additionally, we plan to license our proprietary software technology, currently embedded in our wireless modules, to other companies who can then embed our technology into other Wi-Fi enabled smart devices. The segment of the wireless audio market that WiSA focuses on is comprised of scalable multichannel solutions with levels of latency that are low enough to synchronize with video. The term multichannel refers to the use of multiple audio tracks to reconstruct a sound field using multiple speakers.

As part of the effort to grow the wireless multichannel home audio segment, WiSA Technologies, Inc. was a founding member of the WiSA Association, an association dedicated to providing industry leadership and consumer choice through interoperability testing between brands. Products certified and marked with a WiSA Association logo have been tested to inter operate. This preserves consumer choice by enabling consumers to choose different wireless transmitting products across different brands where audio is decoded with speakers that have the WiSA Association logo displayed. Our marketing strategy focuses on, what we believe, are two emerging wireless audio market needs: immersive, multi-channel audio and robust wireless performance. WiSA sold custom semiconductor chips and wireless modules to premium audio brands in the consumer electronics industry. We believe that a growing adoption of our technology by leaders in this industry will revolutionize the way people experience media content through their mobile and handheld devices, televisions (“TVs”),soundbars (“SBs”), set-top-boxes/streaming devises and personal computers (“PCs”).

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

Our Technology

Our fundamental technology addresses some of the main issues that we perceive hinder the growth of immersive audio in the home: complexity of setup, cost, interoperability between smart devices and the speakers, and robust wireless performance. We believe that consumers want to experience theater-quality immersive sound from the comfort of their homes. However, traditional immersive audio systems, commonly referred to as home theater surround sound systems, are wired and often require expensive audio-visual (“AV”) receivers to decode the audio stream, leaving the consumer with the burden of concealing the wires. Hiring a professional to hide the wires into the walls or floor is invasive, complicated, costly, and time consuming. Our first-generation wireless technology addresses these problems by transmitting wireless audio to each speaker at Blu-ray quality (uncompressed 24 bit audio up to 96 kHz sample rates) and emphasizing ease of setup. Our next generation technology, WiSA E, is software IP designed for (i) easy implementation for the manufacturing brand to design with, (ii) broad flexibility to accommodate various price points and business models, and (iii) maintaining high quality wireless performance for the consumer.

Having successfully developed wireless audio solutions for the high-end of the immersive audio market, WiSA is continuing its development of proprietary software (WiSA E) targeted at bringing its best-of-class immersive audio technology to entry/mid-level audio systems. Noting the growth of the sound bar market, WiSA plans a low-cost, entry-level wireless audio solution designed to meet the needs of the consumer looking for a sound bar-based, value-driven immersive audio system. To address this market segment, WiSA is currently developing certain proprietary software for which patent applications have been submitted that will enable sound bars as well as smart devices that have Wi-Fi and video media to deliver immersive audio. First development kits for WiSA E began to ship during late Q3 2023 (pursuant to confidentiality agreements). Our goal is to commercialize a software based -solution, which other brands can integrate into their devices, that will (i) reduce integration costs for mass market use, (ii) utilize Wi-Fi for wireless connectivity, making it easy to integrate into today’s high volume, low cost systems on a chip (“SOC”) and modules, (iii) provide a low power consumption option to allow for use in battery-powered devices, and (iv) provide compatibility with popular consumer electronic operating systems.

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

WiSA, LLC is also the IP licensing organization for WiSA E interoperable transmission from smart devices to audio devices. In Q4, 2023, WiSA, LLC announced a licensing program for display devices (TVs and projectors). In the first 90 days three manufacturers have signed licenses.

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

Modules

WiSA has designed wireless modules that provide high performance wireless audio for our customers to integrate into their products, such as a speakers, TVs, soundbars, set-top-boxes, and HDMI dongles. These modules can be designed using our custom semiconductors with our IP built in, as well as a Wi-Fi radio for communications or with our WiSA E software loaded onto a third party IoT Wi-Fi chip. By designing and selling these modules, we believe that we can reduce our customers’ design expense, accelerate their time-to-market cycle, and reduce the cost of each module. The consumer’s smart devises must have interoperable WiSA modules compatible with the WiSA transmit technology. Speakers, with the matching “RX” model, receive the wireless audio signal and processes it for audio play out.

The WiSA Opportunity

We believe that the following attributes: cost, mobility, video support, ease of installation and quality create a market opportunity for WiSA’s technologies to be adopted by the consumer electronics industry as described further below.

Cost

We believe that the simplicity and cost structure of both our original technology and our embedded software solution will make our prices competitive for a wider range of applications in their respective markets, allowing consumer electronics companies to integrate our technology, while also delivering high quality audio.

Video Support

Wireless audio capable of supporting video has become a priority for consumers across a variety of high-volume multimedia platforms, including TV’s, smartphones, game consoles and set-top boxes. Video applications require audio and video to be perfectly synchronized in order to avoid lip-sync and speaker audio phase distortion issues. WiSA’s technology prioritizes wireless robustness, latency and speaker synchronization to create an entertaining experience.

Ease of Installation

We believe that the home entertainment market has moved toward simplicity in recent years. The costly and inconvenient home theaters of the past have left consumers with a desire for audio systems that provide a simplified installation process. We believe that as the TVs adopt broad use of Dolby Atmos and Dolby Atmos Music, which delivers the immersive audio decoding, new audio systems, including the predominant sound bar system, will need to provide a higher level of performance, especially in the surround-sound market. WiSA’s technology greatly simplifies the installation process of true surround-sound systems. This allows consumers to install an immersive audio system with the same amount of effort as a sound bar, but enjoy a far superior experience. We believe that an overwhelming majority of the content entering consumers’ homes through digital TV and streaming services is provided in a multi-channel format, which is why WiSA’s goal is to facilitate enjoyment of true surround sound for both the everyday consumer and audio enthusiast.

In addition to easy installation, WiSA’s technology provides consumers with a multitude of options, allowing customization of the immersive audio experience individualized to each consumer, without being forced to stick with one brand of speaker. For example, our hope is that a consumer might start with a WiSA enabled sound bar for their TV and then add a WiSA enabled subwoofer. That same system can be easily upgraded to a variety of surround sound systems by simply adding more speakers. Our technology will allow consumers to upgrade an audio system or just one component of the system without the need to replace the entire system. Consumers can keep the original transmitter, sound bar, and subwoofer and integrate them seamlessly into a new system. Being able to outfit a home entertainment system with WiSA-enabled speakers and components gives consumers the ability to express their individual preference and needs and provides the assurance that the devices will interoperate, delivering what we believe is the highest standard in HD wireless surround sound.

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

Category Defining Wireless Audio

Our first generation wireless audio technology delivers industry leading eight channels of uncompressed audio directly to the speakers in 24 bit and up to 96 kHz sample rates. This means that a consumer can experience audio exactly as it was mastered in the studio. WiSA’s technology supports surround sound systems up to 7.1 or 5.1.2 for Dolby Atmos® configurations.

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

We currently sell our modules in relatively small quantities. As we introduce WiSA E technology to customers, with its lower price points and great flexibility for designs, we expect that orders for our modules will increase. With larger orders, we believe that we can take advantage of economies of scale and improve gross margins on our modules.

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

Proprietary Software

A significant amount of our time and resources are being allocated towards launching a software licensing part of our business under the WiSA E brand. Customers will receive a license for our TX software, so that any of their devices with a suitable Wi-Fi radio can transmit audio compliant with our standard without having to purchase and integrate our TX module. We believe that this software will be well positioned for use by major consumer electronics companies in many devices including TVs, handsets, gaming consoles, and computers. Patent applications have been submitted for key technology innovations in this software.

Research and Development

As of February 9, 2024, our research and development department consisted of 30 dedicated employees. WiSA’s engineering team has a wide range of expertise, capable of developing all levels of product design, from Application Specific Integrated Circuits (“ASIC”) to modules to finished products. WiSA research and development has and will continue developing trade secrets for Digital Signal Processing (“DSP”), RF design and testing of WiSA technologies.

WiSA has developed multiple ASICs and certified modules for integration into multiple wireless audio designs by ODMs which are currently shipping to consumers. The ASIC hardware solution uses a high-performance proprietary network protocol for transmission of multi-channel audio.

WiSA is also currently shipping and developing modules that are Wi-Fi compatible. The Software (“SW”) solution enables multi-channel audio capabilities on off the shelf IoT modules running RTOS and future Linux/Android based multimedia systems. The software solution uses a Wi-Fi network for transmission of multi-channel audio. WiSA released to production a low cost 2.4GHz IoT module supporting (5) audio channels and in the process of porting our software to a 5GHz IoT module in 2024. We have engaged an Indian design center to focus on Android integration of the core SW for embedded TV applications.

Manufacturing, Logistics and Fulfillment

Our modules are designed and developed in Oregon at our facility, and our manufacturing is outsourced to contract manufacturers located in China. Our manufacturing facilities have been ISO 9001 and ISO 14001 certified. We purchase components and fabricated parts from multiple suppliers; however, we rely on sole source suppliers for certain components used to manufacture our modules. Several key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. Our operations team manages the pricing and supply of the key components of our modules and seeks to achieve competitive pricing on the largest value-add components, while leveraging our contract manufacturers’ volume purchases for best pricing on common parts. We have strong relationships with our manufacturers, helping us meet our supply and support requirements. Our manufacturing partners procure components and assemble our devices in accordance with our purchase orders. Demand forecasts and manufacturing purchase orders are based upon customer orders, historical trends, and analysis from our sales and product management functions. We believe that our manufacturing capabilities are essential to maintaining and improving product quality and performance, and that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities.

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

Intellectual Property

We have key IP assets, including patents and trade secrets developed based on our technical expertise. As of March 27, 2024, we had 13 issued and 10 pending U.S. patents covering our technology. Our currently issued patents expire at various times from September 25, 2027 through March 1, 2040.

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

Employees

As of March 27, 2024, we had a total 46 employees working in the United States and internationally, 40 of which work full time. In the United States, we had 43 employees, including 30 employees that work in our research and development department, 8 employees in our sales and marketing department, 1 employee that works in our manufacturing/logistics/fulfillment department and 5 employees that work in our general and administrative department. Additionally, we have one logistics employee in China, one sales employee in Taiwan and one sales employee in Korea. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

Recent Developments

2024 Bridge Note and Warrant

On January 22, 2024, the Company entered into securities purchase agreements (the “2024 Bridge Purchase Agreements”), with the holders of Series B Preferred Stock purchase warrants issued in October 2023 (the “Series B Preferred Warrants”), pursuant to which the Company agreed to issue to such holders promissory notes in the aggregate principal amount of $1,000,000 (the “2024 Bridge Promissory Notes”) and common stock purchase warrants (the “2024 Bridge Warrants”) to purchase up to an aggregate of 10,000,000 shares. The closing of the 2024 Bridge Private Placement occurred on January 23, 2024. Between January 26, 2024 and February 2, 2024, the 2024 Bridge Promissory Notes were paid back in full.

The 2024 Bridge Warrants contain 4.99/9.99% beneficial ownership limitations and are not exercisable until after the date that stockholder approval is obtained to approve each of (i) the issuance of the 2024 Bridge Warrant Shares issuable upon the exercise of the 2024 Bridge Warrants, as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC (“Nasdaq”) and (ii) if necessary, a proposal to amend the our certificate of incorporation (the “Certificate of Incorporation”) to increase the authorized share capital of the Company to an amount sufficient to cover the 2024 Bridge Warrant Shares or to effectuate a reverse stock split whereby the authorized share capital is not split and is sufficient to cover the 2024 Bridge Warrant Shares (and such reverse split is effectuated) (“Bridge Warrant Stockholder Approval”), and will expire on the fifth (5th) anniversary of the date on which Bridge Warrant Stockholder Approval is received and deemed effective under Delaware law. The exercise price of the 2024 Bridge Warrants is subject to downward adjustment, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

Conversion of Series B Preferred Stock

Between January 1, 2024 and March 27, 2024, holders of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) converted 5,000 shares of Series B Preferred Stock into 1,205,690 shares of common stock, par value $0.0001, of the Company (“Common Stock”).

February 2024 Unit Offering

On February 13, 2024, the Company completed a public offering (the “February 2024 Unit Offering”) of an aggregate of 23,734,000 units (the “February Units”) and 130,106,000 pre-funded units (the “February Pre-Funded Units”) for a purchase price of $0.065 per February Unit and $0.0649 per February Pre-Funded Unit, resulting in aggregate gross proceeds of approximately $10 million. Each February Unit consists of (i) one share of Common Stock, and (ii) one warrant (the “February Warrants”) to purchase one share of Common Stock (the “February Warrant Shares”), at an exercise price of $0.065 per share. Each February Pre-Funded Unit consists of (i) one pre-funded warrant (the “February Pre-Funded Warrants”) to purchase one share of Common Stock, and (ii) one February Warrant. The February Warrants are not exercisable until after the date that stockholder approval is obtained to approve each of (i) the issuance of the February Warrant Shares, as may be required by the Nasdaq Requirement, and (ii) if necessary, a proposal to amend the Certificate of Incorporation to increase the authorized share capital of the Company to an amount sufficient to cover the February Warrant Shares or to effectuate a reverse stock split whereby the authorized share capital is not split and is sufficient to cover the February Warrant Shares (and such reverse split is effectuated) (“Stockholder Approval for February 2024 Unit Offering”), and will expire on the fifth (5th) anniversary of the date on which Stockholder Approval for February 2024 Unit Offering is received and deemed effective under Delaware law. The February Pre-Funded Warrants are immediately exercisable for one share of Common Stock at an exercise price of $0.0001 per share, and will remain exercisable until exercised in full.

The exercise price of the February Warrant and number of shares of Common Stock issuable upon exercise thereof will adjust in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. Upon a Dilutive Issuance (as defined in the February Warrant), the exercise price will downward adjust subject to a floor price equal to $0.0401. In addition, on the sixth (6th) trading day following the date on which the next reverse stock split is effected by the Company of its outstanding Common Stock following the date of issuance of the February Warrants, the exercise price per February Warrant shall be adjusted to equal the lower of (a) the exercise price then in effect (after taking into account and adjusting for the reverse stock split) and (b) the lowest VWAP (as defined in the February Warrants) of the Common Stock in the five (5) trading days immediately prior to such date.

In connection with the February 2024 Unit Offering, on February 12, 2024, the Company entered into a securities purchase agreement (the “February Purchase Agreement”) with certain investors, pursuant to which the Company agreed, subject to certain exemptions, not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of its shares of Common Stock or securities convertible into Common Stock until the date of the Stockholder Approval for February 2024 Unit Offering, unless the Company is required to complete a financing prior to the date of the Stockholder Approval for February 2024 Unit Offering, in order to satisfy Nasdaq’s continued listing requirements.

Also in connection with the February 2024 Unit Offering, on February 12, 2024, the Company entered into a placement agency agreement (the “February Placement Agency Agreement”) with Maxim, pursuant to which Maxim agreed to act as placement agent on a “best efforts” basis in connection with the February 2024 Unit Offering. The Company paid Maxim an aggregate fee equal to 7.0% of the gross proceeds raised in the February 2024 Unit Offering and reimbursed Maxim $75,000 for expenses in connection therewith. As of the date of this Annual Report, all 130,106,000 pre-funded warrants issued in the February 2024 Unit Offering have been exercised.

Series B Repurchase and Cancellation Transaction

On February 5, 2024, the Company entered into side letter agreements (the “February 2024 Side Letters”) with the holders of Series B Preferred Warrants, whereby such holders agreed to, among others, (i) allow the Company to repurchase all 62,657 outstanding shares of Series B Preferred Stock then held by them at $100 per share with a portion of the proceeds received from the February 2024 Unit Offering, and (ii) cancel all outstanding Series B Preferred Warrants to purchase up to 81,315 shares of Series B Preferred Stock, then held by them, immediately prior to the closing of the February 2024 Unit Offering (collectively, the “Series B Repurchase and Cancellation Transaction”). The Company used approximately $6.3 million of the proceeds from the February 2024 Unit Offering to repurchase 62,657 shares of the Company’s Series B Preferred Stock, at $100 per share.

February 14 Nasdaq Letter

On February 14, 2024, the Company received a notice (the “February 14 Letter”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq that the Staff had determined that as of February 14, 2024, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days triggering application of Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). As a result, the Staff determined to delist the Company’s securities from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company has requested a hearing before the Panel to appeal the February 14 Letter and to address all outstanding matters, including compliance with the Nasdaq Listing Rule 5550(a)(2), the Low Priced Stocks Rule and the Nasdaq requirement for listed companies to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”), which hearing was held on March 28, 2024; however, as of the date of this Report, the Panel has not yet rendered a decision. While the appeal process is pending, the suspension of trading of the Common Stock, will be stayed and the Common Stock will continue to trade on the Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. There are no assurances that a favorable decision will be obtained from the Panel.

March 2024 Special Meeting

At a special meeting of our stockholders held on March 15, 2024, our stockholders approved (a) a proposal to amend the Certificate of Incorporation to authorize the Company’s board of the directors (the “Board”) to increase the Company’s share capital stock from 220,000,000 shares to 320,000,000 shares, of which 300,000,000 shares shall be Common Stock (the “Charter Amendment to Increase Authorized Shares”), (b) a proposal to amend the Certificate of Incorporation to authorize the Board to effect a reverse stock split of all outstanding shares of Common Stock, by a ratio in the range of one-for-five to one-for-one hundred and fifty, to be determined in the Board’s sole discretion, (c) the issuance of 20% or more of the Company’s outstanding shares of Common Stock upon exercise of the common stock purchase warrants issued to certain holders of the Company’s Series B Convertible Preferred Stock purchase warrants issued on October 17, 2023, for purposes of Nasdaq Rule 5635(d), (d) the issuance of 20% or more of the Company’s outstanding shares of Common Stock upon exercise of the common stock purchase warrants, dated January 23, 2024, issued to the holders of such warrants by the Company pursuant to certain securities purchase agreements, dated as of January 22, 2024, by and between the Company and each such holder, for the purposes of Nasdaq Rule 5635(d), and (e) the amendment to the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) to increase the annual share limit of Common Stock that may be issued only for the 2024 fiscal year under the LTIP from 8% of the shares of Common Stock outstanding to 15% of the shares of Common Stock outstanding.

March 2024 Warrant Amendment

On March 26, 2024, the Company entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with holders of (i) certain common stock purchase warrants, issued by the Company to such holders in connection with certain inducement agreements, dated as of December 5, 2023, by and between the Company and each such holder (the “December 2023 Warrants”), as amended by that certain warrant amendment agreement, dated as of February 5, 2024, (ii) certain common stock purchase warrants, dated January 23, 2024 (the “January 2024 Warrants”), and (iii) certain common stock purchase warrants, dated February 13, 2024 (the “February 2024 Warrants”, and together with the December 2023 Warrants and the January 2024 Warrants, the “Original Warrants”), whereby the holders agreed to (i) amend the exercisability provision in the December 2023 Warrants and January 2024 Warrants so such warrants shall not be exercisable until one or more certificates of amendment to the Certificate of Incorporation are filed with the Secretary of State of the State of Delaware to effectuate an increase in authorized shares of capital stock of the Company and a reverse stock split of the Company’s outstanding shares of Common Stock; and (ii) remove certain exercise price reset, right to reprice and/or share adjustment provisions in the Original Warrants, to be effective following the first adjustments following the Company’s next reverse stock split of its shares of Common Stock, pursuant to each of Section 2(c) in the December 2023 Warrants and the January 2024 Warrants and Section 3(f) of the February 2024 Warrants, as applicable, for purposes of compliance with Nasdaq.

March 2024 Charter Amendment

On March 25, 2024, we filed an amendment to our Certificate of Incorporation to increase our authorized shares of capital stock from 220,000,000 shares to 320,000,000 shares, of which 300,000,000 shares are designated as Common Stock.

March 2024 Offering

On March 27, 2024, we entered into a securities purchase agreement with certain purchasers, pursuant to which we issued and sold to such purchasers (a) in a registered direct offering, (i) 62,675,000 shares of Common Stock and (ii) pre-funded warrants to purchase up to 14,001,478 shares of Common Stock, at an exercise price of $0.0001 per share and (b) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 76,676,478 shares of Common Stock, at an exercise price of $0.04 per share, for aggregate gross proceeds of approximately $2.3 million (such offerings, the “March Offering”). The March Offering closed on March 27, 2024.

Our Corporate Information

We were formed as a limited liability company in Delaware on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017. Effective as of March 11, 2022, the Company changed its name to “WiSA Technologies, Inc.”  The address of our corporate headquarters is 15268 NW Greenbrier Pkwy, Beaverton, OR 97006. Our website address is www.wisatechnologies.com. The information contained in or accessible through our website is not part of this prospectus and is intended for informational purposes only.

Item 1A.	Risk Factors.

As a smaller reporting company, the Company is not required to include the disclosure required under this Item 1A.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 1C.	Cybersecurity.

Risk management and strategy

We do not believe that we face significant cybersecurity risk and have not adopted a formal cybersecurity risk management program or process for assessing cybersecurity risk currently. We assess material risks from cybersecurity threats on an ongoing basis, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. As we grow, we plan to develop a more robust and detailed strategy for cybersecurity in alignment with nationally accepted standards. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to the “Risk Factors” section of the Registration Statement on Form S-1 (File No.333-276631), as amended, originally filed by the Company with the Securities and Exchange Commission on January 19, 2024.

Governance

Our management and Board, including our Board’s audit committee (the “Audit Committee”), recognize the critical importance of maintaining the trust and confidence of our business partners and employees, including the importance of managing cybersecurity risks as part of our larger risk management program. While all of our personnel play a part in managing cybersecurity risks, one of the key functions of the Audit Committee is informed oversight of our risk management process, including risks from cybersecurity threats. The Audit Committee is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks that we face. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Item 2.	Properties.

Facilities

Our principal executive office is located at 15268 NW Greenbrier Pkwy, Beaverton, Oregon 97006, where our research and development, production and sales and marketing personnel operate. We entered into a lease for the office effective November 1, 2020 and rent approximately 10,800 square feet and such lease was originally scheduled to terminate on January 31, 2024. In May 2023, we signed a lease amendment that extended the lease expiration date to June 30, 2029, and agreed to new monthly rates of approximately $15,000 per month. The lease amendment was considered a lease modification and we adjusted its right-of-use asset and operating lease liabilities. We designated our Beaverton, Oregon office our principal executive office in March 2022.

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

Market Information

Our Common Stock is currently listed on the Nasdaq Capital Market under the symbol “WISA.”

Holders

As of March 27, 2024, there were approximately 125 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid any cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of the Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

February 2023 Warrant Issuances

On February 3, 2023, the Company issued Common Stock purchase warrants exercisable for an aggregate of up to 874,959 shares of Common Stock, at an exercise price of $10.49 per share.

March 2023 Warrant Issuances

On March 29, 2023, the Company issued Common Stock purchase warrants exercisable for an aggregate of up to 1,674,414 shares of Common Stock, at an exercise price of $1.91 per share.

April 2023 Warrant Issuances

On April 12, 2023, the Company issued Common Stock purchase warrants exercisable for an aggregate of up to 1,486,132 shares of Common Stock, at an exercise price of $1.41 per share.

May 2023 Warrant Inducements

On May 15, 2023, the Company entered into letter agreements, or the May 2023 Inducement Agreements, with holders of Common Stock purchase warrants previously issued by the Company to the holders pursuant to a private placement conducted concurrently with a registered direct public offering of the Company’s securities that closed on April 12, 2023, and which were still outstanding and had not been previously exercised, or the April 2023 Existing Warrants.

Pursuant to the May 2023 Inducement Agreements, as an inducement and in consideration for a holder’s exercise of the April 2023 Existing Warrants for some or all of the shares of Common Stock available thereunder, the Company delivered to each such holder new Common Stock purchase warrants, or the May 2023 New Warrants, to purchase a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued to such holder in connection with its exercise of its April 2023 Existing Warrants. The May 2023 New Warrants are immediately exercisable upon issuance at an exercise price of $1.33 per share, have an expiration date of May 17, 2028 and are exercisable on a cashless basis if the shares of Common Stock issuable upon exercise of the May 2023 New Warrants have not been registered by the Company on a registration statement on or before six (6) months after the date of issuance and there is no currently effective registration statement covering the May 2023 New Warrants at the time of exercise. Pursuant to the May 2023 Inducement Agreements, holders agreed to exercise April 2023 Existing Warrants for an aggregate of 1,486,132 shares of Common Stock, resulting in gross proceeds to the Company of approximately $2.1 million before deducting fees and other offering expenses payable by us.

July 2023 Warrant Inducements

On July 26, 2023, the Company entered into warrant exercise inducement offer letters (the “July Inducement Letters”) with holders of the May 2023 New Warrants pursuant to which the Company agreed to issue new inducement warrants (the “July Inducement Warrants”) to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock received upon exercise of the May 2023 New Warrants during the period provided for in the July Inducement Letters, with such July Inducement Warrants to be issued on substantially the same terms as the May 2023 New Warrants (“the July 2023 Warrant Inducement Transaction”). The holders exercised 510,000 of the May 2023 New Warrants pursuant to certain of the July Inducement Letters, and the Company received aggregate gross proceeds of approximately $678,000 from such exercises. In exchange for the exercises of the May 2023 New Warrants, the Company issued July Inducement Warrants exercisable for an aggregate of up to 510,000 shares of Common Stock at an exercise price of $1.29 per share. The inducement offering period closed at 5:00 p.m. EDT on August 8, 2023.

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

December 2023 Warrant Inducements

On December 5, 2023, the Company entered into warrant inducement letter agreements (collectively the “Inducement Agreements”) with certain holders (“Holders”) of the Company’s Series B Convertible Preferred Stock , par value $0.0001 per share (the “Series B Preferred Stock”) purchase warrants (the “Existing Warrants”) pursuant to which, the holders of the Existing Warrants agreed to a reduced exercise price of $35.72 per share of Series B Convertible Preferred Stock, while maintaining the original fixed conversion price of $0.4147, upon the exercise of any Existing Warrants during the period from the date of the Inducement Agreements until the later of (i) the day immediately preceding the Stockholder Approval Date (as defined in the New Warrant referenced below), or (ii) January 15, 2024.

The aggregate gross proceeds to be received by the Company will depend on the number of Existing Warrants actually exercised by the Holders. If all of the Existing Warrants are exercised in accordance with the Inducement Agreements, the Company anticipates receiving aggregate gross proceeds of up to approximately $6.0 million from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses payable by the Company. There is no guarantee that all of the Existing Warrants will be exercised by the Holders in accordance with the Inducement Agreements. As of February 2, 2024, the Holders have exercised Existing Warrants to purchase 87,657 shares of Series B Preferred Stock, and we have received approximately $3.1 million in gross proceeds from such exercises.

In consideration of each Holders’ agreement to exercise the Existing Warrants in accordance with the applicable Inducement Agreement, the Company agreed to issue each such Holder the New Warrants, to purchase New Warrant Shares at a per share exercise price equal to $0.1482, which New Warrants will contain 4.99/9.99% beneficial ownership limitations, be exercisable at any time on or after the Stockholder Approval Date and expire five years from the Stockholder Approval Date.

2024 Bridge Note and Warrant

On January 22, 2024, the Company entered into the 2024 Bridge Purchase Agreements, with the Holders, pursuant to which the Company agreed to issue to the Holders the 2024 Bridge Promissory Notes and the 2024 Bridge Warrants to purchase up to an aggregate of 10,000,000 shares of the Company’s Common Stock, in consideration for $600,000.

Each of the 2024 Bridge Promissory Notes matures on the earlier to occur of: (i) July 17, 2024 and (ii) the full or partial exercise of certain Series B Preferred Stock purchase warrants currently held by the Holders, issuable for at least 9,322 shares of the Series B Preferred Stock upon such full or partial exercise. The 2024 Bridge Promissory Notes do not bear interest except upon the occurrence of an event of default. The 2024 Bridge Promissory Notes are not convertible into shares of Common Stock or Series B Preferred Stock.

The 2024 Bridge Warrants are not exercisable until after the date that stockholder approval is obtained to approve each of (i) the issuance of the 2024 Bridge Warrant Shares issuable upon the exercise of the 2024 Bridge Warrants, as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC and (ii) if necessary, a proposal to amend the Certificate of Incorporation to increase the authorized share capital of the Company to an amount sufficient to cover the 2024 Bridge Warrant Shares or to effectuate a reverse stock split whereby the authorized share capital is not split and is sufficient to cover the 2024 Bridge Warrant Shares (and such reverse split is effectuated) (“Bridge Warrant Stockholder Approval”), and will expire on the fifth (5th) anniversary of the date on which Bridge Warrant Stockholder Approval is received and deemed effective under Delaware law. The exercise price of the 2024 Bridge Warrants is subject to downward adjustment, upon any subsequent transaction at a price lower than the exercise price then in effect and standard adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The exercise of the 2024 Bridge Warrants is subject to beneficial ownership limitations such that each Holder may not exercise the 2024 Bridge Warrant to the extent that such exercise would result in the Holder being the beneficial owner in excess of 4.99% (or, upon election of the Holder, 9.99%) of the outstanding shares of Common Stock, which beneficial ownership limitation may be increased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The closing of the 2024 Bridge Private Placement occurred on January 23, 2024, pursuant to which, the Company issued the 2024 Bridge Promissory Notes and the 2024 Bridge Warrants to the Holders in accordance with the 2024 Bridge Purchase Agreements.

Unless otherwise stated, the sale and the issuance of the foregoing securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, or Regulation D. We made this determination based on the representations of each investor which included, in pertinent part, that each such investor was either (A) an “accredited investor” within the meaning of Rule 501 of Regulation D or (B) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act and upon such further representations from each investor that (i) such investor acquired the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investor had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon these exemptions.

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

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

Revenue for the year ended December 31, 2023 was $2,083,000 a decrease of $1,282,000 or 38%, compared to the revenue of $3,365,000 for the year ended December 31, 2022. The decrease in overall sales is primarily related to a slow-down in consumer spending on consumer electronics which resulted in lower Component revenue of $1,269,000 and lower Consumer Audio Product revenue of $13,000, when compared to the year ended December 31, 2022.

Gross Profit (Deficit) and Operating Expenses

Gross Profit (Deficit)

Gross deficit for the year ended December 31, 2023 was $3,457,000 a decrease of $3,852,000 compared to a gross profit of $395,000 for the year ended December 31. 2022. The gross margin (deficit) as a percent of sales was (166%) for the year ended December 31, 2023, compared to 12% for the year ended December 31, 2022. The decrease in gross profit and gross margin as a percent of sales is mainly attributable to a $2.9 million increase in inventory reserves primarily attributable to our semiconductor chips as they were determined to be excess and lower sales volumes in relation to the fixed portion of costs and lower pricing of our Consumer Audio Products.

Research and Development

Research and development expenses for the year ended December 31, 2023 were $7,456,000, an increase of $312,000, compared to expenses of $7,144,000 for the year ended December 31, 2022. The increase in research and development expenses is primarily related to increased salary and benefit expense of $152,000, increased consulting expenses of $167,000, which includes outside engineering and direct materials used in research and development of $34,000, partially offset by reduced recruiting fees of $108,000.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2023 were $5,177,000, a decrease of $963,000 compared to expenses of $6,140,000 for the year ended December 31, 2022. The decrease in sales and marketing expenses is primarily related to decreased salary and benefit expense of $210,000, and decreased advertising expenses and website expenses of $560,000 and $186,000, respectively.

General and Administrative

General and administrative expenses for the year ended December 31, 2023 were $5,367,000, an increase of $212,000, compared to expenses of $5,155,000 for the year ended December 31, 2022. The increase in general and administrative expenses is primarily related to increased investor relations fees of $528,000, partially offset by reduced consulting fees and legal fees of $95,000 and $60,000, respectively.

Interest Expense, net

Interest expense, net for the year ended December 31, 2023 was $932,000 compared to $898,000 for the year ended December 31, 2022.

Interest expense for the year ended December 31, 2023 was primarily due to the amortization of debt discounts associated with the senior secured convertible note that the Company issued in August 2022 and repaid in full on April 11, 2023 and the amortization of debt discounts associated the short-term loan that the Company issued in September 2023 that was repaid in full on December 7, 2023.

Interest expense for the year ended December 31, 2022 was primarily due to the amortization of debt discounts associated with the senior secured convertible note that the Company issued in August 2022.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the year ended December 31, 2023 was approximately $4,510,000 compared to $2,852,000 for the year ended December 31, 2022. The change in fair value of the warrant liability for the year ended December 31, 2023 was due to the issuance of warrants during the year ended December 2023 associated with our common stock and Series B Preferred Stock offerings and the subsequent decrease in our common stock price at year end compared to the price of our stock on the date of the warrants were issued.

Loss on Debt Extinguishment

During the year ended December 31, 2023, the Company recorded a loss on debt extinguishment of $837,000. The loss is directly related to the Company’s April 2023 repayment of the Convertible Note in the amount of $1,656,744. The repayment of the entirety of the outstanding balance of such note, included the unpaid principal, interest through the payoff date, and a pre-payment premium of $276,000. The loss also includes the expensing of the related unamortized debt discounts totaling $894,000, offset partially by a $333,000 gain on termination of a derivative liability that was established in connection with the Convertible Note.

Deemed Dividend on Exchange of Convertible Preferred Stock for Common Stock

During the year ended December 31, 2023, the Company recorded a deemed dividend of $6,360,000, which was primarily related to the accretion upon the conversion of 110,278 shares of Series B Preferred Stock to 26,592,199 shares of common stock. No such deemed dividend occurred during the year ended December 31, 2022.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2023 were $411,000, compared to $2,897,000 as of December 31, 2022.

We used net cash in operating activities of $14,826,000 for the year ended December 31, 2023. For the year ended December 31, 2022, we used net cash in operating activities of $17,514,000. Excluding the net loss and non-cash adjustments, the decrease in the use of net cash from operating activities during the year ended December 31, 2023, was primarily related to the decrease in inventories.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In August 2022, we received net proceeds of $2.5 million from the issuance of a convertible promissory note to an investor. In December 2022, we received net proceeds of $6.4 million, from the issuance of 540,000 shares of common stock (includes the exercise of 36,000 pre-funded warrants) and the issuance of 1,080,000 warrants to purchase common stock. In February 2023, we received net proceeds of approximately $5.3 million from the issuance of 583,306 shares of common stock (includes the exercise of 381,762 pre-funded warrants) and the issuance of 874,959 warrants to purchase common stock. In March 2023, we received net proceeds of approximately $1.6 million from the issuance of 837,207 shares of common stock and the issuance of 1,674,414 warrants to purchase common stock. In April 2023, we received net proceeds of approximately $1.0 million through the issuance of common stock and warrants. In May 2023, we received net proceeds of approximately $1.9 million in connection with a warrant inducement. In July 2023, we received net proceeds of approximately $0.6 million in connection with a warrant inducement. In September 2023, we secured a term loan in the principal amount of $650,000 from a related party. In October 2023, we received gross proceeds of approximately $4.8 million, prior to underwriting discounts, commissions, and offering expenses, from the issuance of 87,000 shares of preferred stock and the issuance of 174,000 warrants to purchase preferred stock. In December 2023, we received gross proceeds of approximately $2.1 million in connection with the Warrant Inducement Transaction. We will need to raise additional proceeds via the issuance of equity securities and/or the sale of debt instruments in the first quarter of 2024 to fund operations for the second, third and fourth quarters of fiscal year 2024 (See Note 11 – Subsequent Events in Notes to Consolidated Financial Statements).

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We have incurred net operating losses each year since inception. As of December 31, 2023, we had cash and cash equivalents of $0.4 million and reported net cash used in operations of $14.8 million during the year ended December 31, 2023. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to attain profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

Based on current operating levels, we will need to raise additional funds during the next 12 months by selling additional equity or incurring debt (See Note 11 – Subsequent Events for additional information). To date, the Company has funded its operations primarily through issuance of equity securities and proceeds from the exercise of warrants to purchase common stock and the sale of debt instruments. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this prospectus.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on their evaluation as of December 31, 2023, the end of the period covered by this Report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Report, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management (with the participation of the CEO and CAO) conducted an evaluation of the effectiveness of Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Company’s internal control over financial reporting was effective as of December 31, 2023. This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Other Executive Management and Directors

The following table sets forth the names and ages, as of the date of this prospectus, and titles of the individuals who will serve as our executive officers and members of our Board as of March 27, 2024:

Name	Position	Age
Brett Moyer	President, Chief Executive Officer and Chairman of the Board	66
Gary Williams	Chief Accounting Officer and VP of Finance	57
Lisa Cummins	Director (1)(3)	54
Dr. Jeffrey M. Gilbert	Director (2)(3)	52
David Howitt	Director	55
Helge Kristensen	Director	63
Sriram Peruvemba	Director (1)(2)	58
Robert Tobias	Director (2)(3)	60
Wendy Wilson	Director (1)	56

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Brett Moyer, Chief Executive Officer, President and Director and Chairman. Brett Moyer is a founding member of the Company and has served as the President and Chief Executive Officer of the Company and as a member of its Board since August 2010. From August 2002 to July 2010, Mr. Moyer served as president and chief executive officer of Focus Enhancements, Inc., a developer and marketer of proprietary video technology and UWB wireless chips. From February 1986 to May 1997, Mr. Moyer worked at Zenith Electronics Inc. a consumer electronic company, where he had most recently been the vice president and general manager of its Commercial Products Division. Between August 2017 and October 2019, Mr. Moyer served as a member of the board of directors of DionyMed Brands Inc., a company which operated a multi-state, vertically integrated operating platform that designs, develops, markets and sold a portfolio of branded cannabis products. From June 2016 to November 2018, Mr. Moyer served as a member of the board of directors of Alliant International University, a private university offering graduate study in psychology, education, business management, law and forensic studies, and bachelor’s degree programs in several fields. From 2003 to December 2015, he served as a member of the board of directors of HotChalk, Inc., a developer of software for the educational market, and from March 2007 to September 2008, he was a member of the board of directors of NeoMagic Corporation, a developer of semiconductor chips and software that enable multimedia applications for handheld devices. Mr. Moyer received a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Master’s of Business Administration with a concentration in finance and accounting from Thunderbird School of Global Management. The Company believes that Mr. Moyer is qualified to serve on the Board because of his extensive experience as an executive with technology and electronic companies.

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

David Howitt. David Howitt has been a member of the Board since December 2021. Since March 2004, Mr. Howitt has served as the founder and CEO of Meriwether Group LLC, a strategic consulting firm that works with disruptive consumer brands by integrating their visions, developing growth strategies, scaling their brands, and increasing revenue in order to build enterprise value. Prior to founding Meriwether Group LLC, between 1997 to 2008 Mr. Howitt worked in various positions at Adidas US, including managing Licensing and Business Development and as corporate counsel from 1997 to 2001. Mr. Howitt serves as Member Of The Board Of Advisors, Bloch International. Mr. Howitt earned his bachelor’s degree, political science/philosophy at Denison University and his JD, environmental and natural resources law at Lewis & Clark Law School. The Company believes that Mr. Howitt is qualified to serve on the Board because of his experience as a growth-oriented leader in a multitude of organizations.

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

Sriram Peruvemba. Sriram Peruvemba has been a member of the Board since June 2020. He is the CEO of Marketer International Inc., a marketing services firm, a position he has held since July 2014. Mr. Peruvemba currently serves on a number of additional boards, including as a member of Visionect d.o.o since September 2017, as a member of Omniply Technologies since May 2020, as a member of Edgehog Technologies since January 2023, as a member of SmartKem Inc. since July 2023, and as a member of Azumo since July 2023. He previously served as board member and chair of marketing for the Society for Information Display from August 2014 to July 2020. Mr. Peruvemba was previously the Chief Marketing Officer at E Ink Holdings, where he played a major role in transforming the startup to a global company with a valuation greater than $1 billion. With over 30 years of experience in the technology industry, Mr. Peruvemba has been an influential advocate in the advancement of electronic hardware technologies. Based in Silicon Valley, Mr. Peruvemba advises high tech firms in the US, Canada, and Europe. He received a bachelor’s degree in Engineering from Bangalore University, an MBA degree from Wichita State University and a post-graduate diploma in management from Indira Gandhi National Open University. The Company believes that Mr. Peruvemba is qualified to serve on the Board because of such experience and because he is an acknowledged expert on electronic displays, haptics, touch screens, electronic materials and related technologies. He also consults, writes and presents on those subjects globally.

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

Wendy Wilson. Wendy Wilson has been a member of the Board since May 2021. Ms. Wilson previously served as Vice President of Marketing at ChargePoint, Inc. from August 2017 to November 2023, a leading electric vehicle charging network provider, where she had profit and loss responsibilities for the company’s home business unit, assisted with run go-to- market functions for such company’s SaaS businesses and helped to expand operations into European markets with scalable localization, web, and marketing processes. Previously, Ms. Wilson served as Vice President of Marketing at Jive Software, a communication software company, from August 2014 to July 2017, where she led demand generation, field and web teams, and has held leadership roles in small venture capital funded startups and publicly traded firms, including Yahoo! Inc. and The Walt Disney Company (“Disney”). In her leadership role at Infoseek, which was acquired by Disney in 1998, she was responsible for cross- disciplinary teams from ESPN, Go.com (ABC News), Mr. Showbiz and Infoseek brands. At Yahoo, she was responsible for both the monetization and editorial strategy for the Yahoo front page, known then as the world’s homepage. Ms. Wilson is a graduate of Northwestern University with a bachelor’s degree in English. The Company believes that Ms. Wilson is qualified to serve on the Board based on her expertise in digital marketing and go-to-market strategies for companies with “business to consumer” and “business to business to consumer” commerce models.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

In 2015, Quantum3D, Inc. (“Quantum3D”), a company of which Mr. Williams had been serving as chief financial officer, as a result of his prior experience in corporate restructuring, was placed into an assignment for the benefit of creditors. Mr. Williams continued to serve as chief financial officer during Quantum3D’s restructuring and negotiated a sale in September 2016.

On October 29, 2019, DionyMed Brands Inc., a British Columbia company which Mr. Moyer had been serving as a director, was placed in receivership and Mr. Moyer resigned.

Other than the foregoing, to the best of our knowledge, none of our directors or executive officers has, during the past ten (10) years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or his association with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CORPORATE GOVERNANCE

Board of Directors

The Board oversees our business affairs and monitors the performance of our management. In accordance with our corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials sent to them and by participating in Board and committee meetings. Our directors hold office until the next Annual Meeting of Stockholders and until each of their respective successors are elected and qualified or until each of their earlier resignation or removal, or if for some other reason they are unable to serve in the capacity of director.

Our Board currently consists of eight (8) members: Brett Moyer, Lisa Cummins, David Howitt, Dr. Jeffrey M. Gilbert, Helge Kristensen, Sriram Peruvemba, Robert Tobias and Wendy Wilson. All of our directors will serve until our next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

Director Independence

As our Common Stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market LLC. Our Board affirmatively determined that Dr. Jeffrey M. Gilbert, Sriram Peruvemba, Lisa Cummins, Robert Tobias and Wendy Wilson are “independent directors,” as that term is defined in the Marketplace Rules of The Nasdaq Stock Market LLC (the “Nasdaq Rules”). Under the corporate governance rules of Nasdaq, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

The Nasdaq Rules require that each member of a listed company’s audit, compensation and nominations committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the Nasdaq Rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in such member’s capacity as a member of such committee, such company’s board of directors, or any other committee of such board of directors: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, our Board has determined that (a) the following members of our Board have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director: Brett Moyer, Helge Kristensen and David Howitt, and (b) other than such directors, each of our directors is “independent” as that term is defined under the Nasdaq Rules. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our shares of Common Stock by each non-employee director. Our Board has determined that (i) Ms. Cummins, Mr. Peruvemba and Ms. Wilson satisfy the independence standards for the Board’s audit committee established by the Nasdaq Rules and Rule 10A-3 of the Exchange Act, (ii) Mr. Peruvemba, Dr. Gilbert and Mr. Tobias satisfy the independence standards for the Board’s compensation committee established by the Nasdaq Rules and are “independent directors” for such committee’s purposes and (ii) Mr. Tobias, Dr. Gilbert and Ms. Cummins satisfy the independence standards for the Board’s nominating and corporate governance committee established by the Nasdaq Rules and are “independent directors” for such committee’s purposes.

Board Meetings and Attendance

During fiscal year 2023, the Board held 4 physical/telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board, for which at the time of the meeting they were a member of the Board. The Board also approved certain actions by unanimous written consent.

Annual Meeting Attendance

The Company held its 2023 Annual Meeting of Stockholders on January 30, 2024, after it was initially convened and adjourned on December 15, 2023.

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

Board Committees

Our Board has an audit committee, a compensation committee and a nominating and corporate governance committee. Each Board committee has a charter, which is available on our website at https://ir.wisatechnologies.com/corporate-governance/governance-documents. Information contained on our website is not incorporated herein by reference. Each of the Board’s committees has the composition and responsibilities described below.

As of March 27, 2024, the members of such committees are:

Audit Committee – Lisa Cummins*(1), Sriram Peruvemba and Wendy Wilson

Compensation Committee – Sriram Peruvemba*, Dr. Jeffrey M. Gilbert and Robert Tobias

Nominating and Corporate Governance Committee – Robert Tobias*, Lisa Cummins and Dr. Jeffrey M. Gilbert.

* Indicates Committee Chair

(1) Indicates Audit Committee Financial Expert

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Lisa Cummins, Sriram Peruvemba and Wendy Wilson, each of whom are “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Nasdaq rules. Our Board has determined that Ms. Cummins shall serve as the “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, Ms. Cummins serves as Chairperson of our Audit Committee.

●	The Audit Committee oversees our corporate accounting and financial reporting process and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. The responsibilities of the Audit Committee include, among other matters:
●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;
●	helping to ensure the independence and performance of the independent registered public accounting firm;
●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and year-end operating results;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	reviewing our policies on risk assessment and risk management;
●	reviewing related party transactions;
●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal control procedures, any material weaknesses with such procedures, and any steps taken to deal with such material weaknesses when required by applicable law; and
●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

The Audit Committee operates under a written charter adopted by the Board that satisfies the applicable standards of Nasdaq.

Compensation Committee

The members of our Board’s compensation committee (the “Compensation Committee”) are Sriram Peruvemba, Dr. Jeffrey M. Gilbert and Robert Tobias. Dr. Gilbert and Messrs. Peruvemba and Tobias are “independent” within the meaning of the Nasdaq rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule16b-3 of the Exchange Act. Our Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. Mr. Peruvemba serves as the Chairman of our Compensation Committee.

The Compensation Committee’s compensation-related responsibilities include, among other matters:

●	reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;
●	reviewing and recommending to our Board the compensation of our directors;
●	reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;
●	administering our stock and equity incentive plans;

●	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans; and
●	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

Mr.   Moyer, our Principal Executive Officer, President and Chairman of the Board, does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about such persons’ compensation. Mr. Oliva, formerly our Principal Financial Officer, assisted the Compensation Committee in its deliberations regarding executive officer, director and employee compensation, prior to his resignation as Principal Financial Officer on July 11, 2023. No other executive officers participate in the determination of the amount or the form of the compensation of executive officers or directors. The Compensation Committee does not utilize the services of an independent compensation consultant to assist in its oversight of executive and director compensation. On January 30, 2018, the Board adopted a written charter for the Compensation Committee.

Nominating and Corporate Governance Committee

The members of our Boards nominating and corporate governance committee (“Nominating and Corporate Governance Committee”) are Robert Tobias, Dr. Jeffrey M. Gilbert and Lisa Cummins, each of whom are “independent” within the meaning of the Nasdaq rules. In addition, each member of our Nominating and Corporate Governance Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. The purpose of the Nominating and Corporate Governance Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Mr. Tobias serves as Chairman of our Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee’s responsibilities include, among other things:

●	identifying, evaluating and selecting, or recommending that our Board approve, nominees for election to our Board and its committees;
●	evaluating the performance of our Board and of individual directors;
●	considering and making recommendations to our Board regarding the composition of our Board and its committees;
●	reviewing developments in corporate governance practices;
●	evaluating the adequacy of our corporate governance practices and reporting;
●	developing and making recommendations to our Board regarding corporate governance guidelines and matters; and
●	overseeing an annual evaluation of the Board’s performance.

Our Nominating and Governance Committee strives for a Board composed of individuals who bring a variety of complementary skills, expertise or background and who, as a group, will possess the appropriate skills and experience to oversee our business. The diversity of the members of the Board relates to the selection of its nominees. While the Committee considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen or excluded solely or largely because of race, color, gender, national origin or sexual orientation or identity. In selecting a director nominee for recommendation to our Board, our Nominating and Governance Committee focuses on skills, expertise or background that would complement the existing members on the Board. Accordingly, although diversity may be a consideration in the Committee’s process, the Committee and the Board do not have a formal policy regarding the consideration of diversity in identifying director nominees.

When the Nominating and Governance Committee has either identified a prospective nominee or determined that an additional or replacement director is required, the Nominating and Governance Committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Board or management. In its evaluation of director candidates, including the members of the Board eligible for re-election, the Nominating and Governance Committee considers a number of factors, including: the current size and composition of the Board, the needs of the Board and the respective committees of the Board, and such factors as judgment, independence, character and integrity, age, area of expertise, diversity of experience, length of service and potential conflicts of interest.

The Nominating and Governance Committee of the Board selects director nominees and recommends them to the full Board. In relation to such nomination process, the Nominating and Governance Committee:

●	determines the criteria for the selection of prospective directors and committee members;
●	reviews the composition and size of the Board and its committees to ensure proper expertise and diversity among its members;
●	evaluates the performance and contributions of directors eligible for re-election;
●	determines the desired qualifications for individual directors and desired skills and characteristics for the Board;
●	identifies persons who can provide needed skills and characteristics;
●	screens possible candidates for Board membership;
●	reviews any potential conflicts of interests between such candidates and the Company’s interests; and
●	shares information concerning the candidates with the Board and solicits input from other directors.

The Nominating and Governance Committee has specified the following minimum qualifications that it believes must be met by a nominee for a position on the Board: the highest personal and professional ethics and integrity; proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment; skills that are complementary to those of the existing Board; the ability to assist and support management and make significant contributions to our success; the ability to work well with the other directors; the extent of the person’s familiarity with the issues affecting our business; an understanding of the fiduciary responsibilities that are required of a member of the Board; and the commitment of time and energy necessary to diligently carry out those responsibilities. A candidate for director must agree to abide by our Code of Ethics and Conduct.

After completing its evaluation, the Nominating and Governance Committee makes a recommendation to the full Board as to the persons who should be nominated to the Board, and the Board determines the nominees after considering the recommendation and report of the Committee.

Our Board does not have a policy with regard to the consideration of director candidates recommended by stockholders but would consider candidates recommended by stockholders. Our Board does not have such a policy because we do not reasonably expect to receive any director candidates recommended by stockholders based on past meetings. In the case of director candidates recommended by stockholders, our Board would evaluate such candidates using the factors described above.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee (or if no committee performs that function, our Board) of any other entity that has an executive officer serving as a member of our Board.

Insider Trading Arrangements and Policies

We have a written insider trading policy that applies to our directors, officers, employees, contractors and consultants, including our principal executive officer or principal financial officer and principal accounting officer, and persons performing similar functions, as well as certain additional persons enumerated in the insider trading policy, including, but not limited to, entities controlled by the aforesaid persons and their family members living in the same household. We intend to disclose future amendments to such policy, or any waivers of its requirements, applicable to any principal executive officer or principal financial officer and principal accounting officer, or persons performing similar functions or our directors on our website identified above or in a current report on Form 8-K that we would file with the SEC.

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material non-public information subject to compliance with the terms of our insider trading policy.

Item 11.Executive Compensation.

Summary Compensation Table for Fiscal Years 2023 and 2022

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

						Non-equity
					Stock	incentive plan	All other
					awards	compensation	compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		($)(1)	($)	($)	Total ($)
Brett Moyer	2023	$404,250	$777		$90,000	$—	$—	$495,027
President and Chief Executive Officer	2022	$404,250	$19,250	(2)	$353,500	$—	$—	$777,000

George Oliva(3)	2023	$255,939	$178		$36,000	$—	$—	$292,117
Former Chief Financial Officer and Secretary	2022	$288,750	$13,750	(4)	$209,500	$—	$—	$512,000

Gary Williams	2023	$267,496	$92		$62,400	$—	$—	$329,988
Chief Accounting Officer, VP of Finance	2022	$262,495	$37,500	(5)	$65,500	$—	$—	$365,495

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award (“RSA”) and each RSU granted to the named executive officers during the fiscal years ended December 31, 2023 and 2022, as computed in accordance with Financial Accounting

Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Cash bonus of $19,250 earned in 2021 and paid to Mr. Moyer in 2022.
(3)	On July 11, 2023, George Oliva resigned as the Principal Financial Officer of the Company and assumed the role of the Senior Vice President of Finance and Strategic Operations of the Company. Mr. Oliva’s last day of employment with the Company was December 1, 2023.
(4)	Cash bonus of $13,750 earned in 2021 and paid to Mr. Oliva in 2022.
(5)	Includes cash bonus of $12,500 earned in 2021 that was paid to Mr. Williams in 2022.

Executive Employment Agreements and Arrangements

Brett Moyer

Effective August 24, 2022, the Company entered into an employment agreement with Brett Moyer (the “Moyer Agreement”). Pursuant to the Moyer Agreement, Mr. Moyer agreed to continue to serve as our Chief Executive Officer and President and Mr. Moyer’s initial annual base salary will be $404,250, which is subject to adjustment approved by the Board. The Moyer Agreement has an unspecified term and Mr. Moyer will serve in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Moyer Agreement. Pursuant to the Moyer Agreement, if Mr. Moyer is terminated without cause or resigns with good reason, he is entitled to receive twelve (12) months of salary. Mr. Moyer is also entitled to continue to receive the employer subsidy under group health, dental and vision coverage for the period of severance, which is twelve (12) months, a pro rata bonus for the year of termination and the acceleration of vesting with respect to all unvested equity awards. Additionally, in the event of a Change in Control (as defined in each of the Moyer Agreement), all unvested equity awards held by such executive officer shall immediately vest and become exercisable, provided that subject to any exceptions in any award agreement entered into with such executive officer, no exercise may occur more than six (6) months after such termination and in no event after the expiration of such award. Mr. Moyer is also entitled to be made whole for income, employment and excise taxes in the event that payments, benefits and distributions, including the effects of accelerated vesting of equity, would result in the application of the “golden parachute” excise tax under Internal Revenue Code Section 4999.

George Oliva

Effective August 24, 2022, the Company entered into an employment agreement with George Oliva (the “Oliva Agreement”). Pursuant to the Oliva Agreement, Mr. Oliva agreed to continue to serve as then Chief Financial Officer and Secretary of the Company, and Mr. Oliva’s initial annual base salary was $288,750, which is subject to adjustment approved by the Board. The Oliva Agreement has an unspecified term and Mr. Oliva served in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Oliva Agreement. Pursuant to the Oliva Agreement, if Mr. Oliva was terminated without cause or resigned with good reason, he was entitled to receive twelve (12) months of salary. Mr. Oliva was also entitled to continue to receive the employer subsidy under group health, dental and vision coverage for the period of severance, which is twelve (12) months, a pro rata bonus for the year of termination and the acceleration of vesting with respect to all unvested equity awards. Additionally, in the event of a Change in Control (as defined in each of the Oliva Agreement), all unvested equity awards held by such executive officer shall immediately vest and become exercisable, provided that subject to any exceptions in any award agreement entered into with such executive officer, no exercise may occur more than six months after such termination and in no event after the expiration of such award. Mr. Oliva was also entitled to be made whole for income, employment and excise taxes in the event that payments, benefits and distributions, including the effects of accelerated vesting of equity, would result in the application of the “golden parachute” excise tax under Internal Revenue Code Section 4999.

Effective July 11, 2023, George Oliva resigned as Principal Financial Officer of the Company and entered into a separation agreement with the Company (the “Separation Agreement”), whereby amongst other things, his only title would be Senior Vice President of Finance and Strategic Operations of the Company. The Separation Agreement provided that Mr. Oliva’s employment would last until and through December 20, 2023 or such other date as mutually agreed between the Company and Mr. Oliva (the “Separation Date”). In connection with the Separation Agreement, Mr. Oliva was granted 30,000 RSAs on July 12, 2023 which are scheduled to fully vest on Mr. Oliva’s Separation Date. Additionally, as of the date of the Separation Agreement, Mr. Oliva had a total of 1,499 unvested RSAs and RSUs. The Company agreed to vest all of Mr. Oliva’s unvested RSAs and RSUs as of the Separation Date. The Separation Agreement also sets forth various terms regarding the treatment of other employee benefits that Mr. Oliva was entitled to receive under the Company’s existing plans. During the term of the Separation Agreement, Mr. Oliva’s base annual salary remained unchanged. As a material condition to the Separation Agreement, Mr. Oliva executed a supplemental release, which included a customary release of claims by Mr. Oliva (on behalf of himself, his heirs, executors, administrators and assigns) in favor of the Company. Mr. Oliva’s last day of employment with the Company was December 1, 2023.

Gary Williams

Effective August 24, 2022, the Company entered into an employment agreement with Gary Williams (the “Williams Agreement”). Pursuant to the Williams Agreement, Mr. Williams agreed to continue to serve as Chief Accounting Officer and Vice President of Finance of the Company, and Mr. Williams’ initial annual base salary will be $262,495, which is subject to adjustment approved by the Board. The Williams Agreement has an unspecified term and Mr. Williams will serve in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Williams Agreement. Pursuant to the Williams Agreement, if Mr. Williams is terminated without cause or resigns with good reason, he is entitled to receive six (6) months of salary. Mr. Williams is also entitled to continue to receive the employer subsidy under group health, dental and vision coverage for the period of severance, which is six (6) months, a pro rata bonus for the year of termination and the acceleration of vesting with respect to all unvested equity awards.

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

Other Compensation

Other than as described above, there were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our Named Executive Officers during the years ended December 31, 2023 and 2022. We do not have any retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees. The Board may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards as of December 31, 2023

The following table provides information regarding the unexercised warrants to purchase Common Stock and stock awards held by each of our named executive officers:

	Option/Warrant Awards				Stock Awards
Equity
incentive
									Equity	plan
									incentive	awards:
									plan	Market or
									awards:	payout
									Number of	value of
	Number of	Number of							unearned	unearned
	Securities	Securities					Market		shares,	shares,
	underlying	underlying			Number of		value of		units or	units or
	Unexercised	Unexercised	Option/		shares or		shares or		other	other
	Options and	Options	Warrant	Option/	units of		units of		rights that	rights that
	Warrants	and Warrants	Exercise	Warrant	stock that		stock that		have not	have not
	(#)	(#)	Price	Expiration	have not		have not		vested	vested
Name	Exercisable	Unexercisable	($/Sh)	Date	vested		vested (1)		(#)	($)
Brett Moyer	—	—	—	—	833	(2)	$97.46	(2)	—	—
	—	—	—	—	1,165	(3)	136.31	(3)
	—	—	—	—	333	(4)	38.96	(4)
					62,475	(5)	7,309.58	(5)

George Oliva(6)	—	—	—	—	—		$—		—	—

Gary Williams	—	—	—	—	66	(7)	$7.72	(7)	—	—
					231	(8)	27.03	(8)
					43,316	(9)	5,067.97	(9)

(1)	Market value based upon the closing market price of $0.117 on December 29, 2023.
(2)	Mr. Moyer was granted 2,500 shares of restricted Common Stock on February 24, 2021, which vest in equal installments on the first, second and third anniversaries of March 15, 2021.

(3)	Mr. Moyer was granted 2,500 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.
(4)	Mr. Moyer was granted 500 shares of restricted Common Stock on September 19, 2022, which vest in equal installments on the first, second and third anniversaries of September 19, 2022.
(5)	Mr. Moyer was granted 75,000 shares of restricted Common Stock on July 12, 2023, which vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026.
(6)	Effective July 11, 2023, George Oliva resigned as Principal Financial Officer of the Company and entered into the Separation Agreement with the Company, whereby amongst other things, his only title would be Senior Vice President of Finance and Strategic Operations of the Company. In connection with the Separation Agreement, Mr. Oliva was granted 30,000 RSAs on July 12, 2023 which were fully vested on December 1, 2023. Additionally, as of the date of the Separation Agreement, Mr. Oliva had a total of 1,499 unvested RSAs and RSUs, which were fully vested on December 1, 2023, his last day of employment with the Company.
(7)	Mr. Williams was granted 200 shares of restricted Common Stock on February 24, 2021, which vest in equal installments on the first, second and third anniversaries of March 15, 2021.
(8)	Mr. Williams was granted 500 shares of restricted Common Stock on January 13, 2022, which vest as follows: 1/5th of the grant to vest on September 15, 2022, and the remaining 4/5th of the grant to vest quarterly in equal installments over the next 36 months on each December 15th, March 15th, June 15th and September 15th thereafter until September 15, 2025.
(9)	Mr. Williams was granted 52,000 shares of restricted Common Stock on July 12, 2023, which vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026.

2022 Management Team Retention Bonus Plan

On September 1, 2022, the Company adopted its Management Team Retention Bonus Plan (the “Retention Plan”), to incentivize certain management level employees (the “Managers”) to remain intact through and shortly following a potential “Change of Control” (as defined in the Retention Plan). The aggregate Retention Plan bonus amounts for all Managers was $1,250,000.

The Retention Plan provided that each Manager is eligible to receive a lump sum cash amount under the Retention Plan, on the earlier of the six-month anniversary of the date of a Change of Control or at the time of such Manager’s involuntary termination other than for “Cause” (as defined in the Retention Plan) or termination for “Good Reason” (as defined in the Retention Plan). The Retention Plan expired on June 30, 2023, unused, and no accruals were made.

Equity Incentive Plans

2018 Long-Term Stock Incentive Plan of the Company (the “LTIP”)

On January 30, 2018, the Board approved the establishment of the LTIP. The LTIP is intended to enable the Company to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for the Company’s welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of Common Stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the Common Stock or derivative securitization with Common Stock underlying 8% of the Common Stock may be issued in any fiscal year. Based on the total shares of Common Stock outstanding on January 1, 2024, up to 2,668,548 shares of Common Stock are available for participants under the LTIP. The number of shares of Common Stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP.

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

2020 Stock Incentive Plan (the “2020 Plan”)

On July 27, 2020, the Board approved the establishment of the 2020 Plan and the reservation of an aggregate of 6,500 shares of Common Stock authorized for issuance under the 2020 Plan, subject to stockholder approval, which was obtained on October 20, 2020. The 2020 Plan authorizes the grant of equity-based compensation to the Company’s senior managers, employees, directors, consultants, professionals and service providers in the form of stock options, restricted stock and RSUs. All options granted under the 2020 Plan will be considered non-qualified stock options. The purpose of the 2020 Plan is to attract and retain senior managers, employees, directors, consultants, professionals and service providers who provide services to the Company, provided that such services are bona fide services that are not of a capital-raising nature during this period of unprecedented uncertainty and volatility in the COVID-19 environment and its impact on the value of the Company’s equity and grants. As of December 31, 2023, no options or RSAs have been granted under the 2020 Plan while an aggregate , net of cancellations, of 6,285 RSUs have been issued under the 2020 Plan of which 67 remained unvested at December 31, 2023.

Technical Team Retention Plan of 2022 (the “2022 Plan”)

On June 21, 2022, the Board adopted the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) and the reservation of an aggregate of 5,000 shares of the Company’s common stock authorized for issuance under the 2022 Plan, subject to stockholder approval. The 2022 Plan authorizes the grant of equity-based compensation, to the Company’s key managers, employees, consultants who provide technical and engineering and related services to the Company, in the form of restricted stock and RSUs. On August 19, 2022, the Company held the 2022 Annual Meeting of Stockholders and approved the adoption of the 2022 Plan and the reservation of an aggregate of 5,000 shares of the Company’s common stock. On September 19, 2022, the Company granted, an aggregate of 3,700 RSUs to managers, employees, consultants. Each RSU represents the right to receive one share of the Company’s common stock under the 2022 Plan. As of December 31, 2023, no options or RSAs have been granted under the 2022 Plan while an aggregate, net of cancellations, of 3,450 RSUs have been issued under the 2022 Plan of which 2,531 remained unvested at December 31, 2023.

DIRECTOR COMPENSATION

The table below sets forth the compensation paid to our directors during the fiscal year ended December 31, 2023.

	Fees Earned
	or	Stock Awards	All Other
Director	Paid in Cash	(1)	Compensation	Total
Lisa Cummins	$30,000	$13,200	$—	$43,200	(2)
Dr. Jeffrey M. Gilbert	$20,000	$13,200	$—	$33,200	(3)
David Howitt	$20,000	$13,200	$—	$33,200	(4)
Helge Kristensen	$20,000	$13,200	$—	$33,200	(5)
Sriram Peruvemba	$20,000	$13,200	$—	$33,200	(6)
Robert Tobias	$20,000	$13,200	$—	$33,200	(7)
Wendy Wilson	$20,000	$13,200	$—	$33,200	(8)

(1)

Amounts reported in this column do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award and RSU granted to the Company’s directors during the fiscal year ended December 31, 2023, as computed in accordance with FASB ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)

Ms. Cummins was granted 11,000 shares of restricted Common Stock on July 12, 2023, which vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026.

(3)

Dr. Gilbert was granted 11,000 shares of restricted Common Stock on July 12, 2023, which vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026.

(4)

Mr. Howitt was granted 11,000 shares of restricted Common Stock on July 12, 2023, which vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026.

(5)

Mr. Kristensen was granted 11,000 shares of restricted Common Stock on July 12, 2023, which vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026.

(6)

Mr. Peruvemba was granted 11,000 shares of restricted Common Stock on July 12, 2023, which vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026.

(7)

Mr. Tobias was granted 11,000 shares of restricted Common Stock on July 12, 2023, which vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026

(8)

Ms. Wilson was granted 11,000 shares of restricted Common Stock on July 12, 2023, which vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2024, information regarding beneficial ownership of our Common Stock by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our voting equity securities;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 250,940,750 shares of Common Stock outstanding as of March 27, 2024. The percentage ownership information shown in the table excludes (i) 283,885,663 shares of Common Stock to be issued upon exercise of warrants (ii) pre-funded warrants to purchase up to 14,001,478 shares of Common Stock and (iii) 2,072 RSUs that have been issued but have not vested, in each case as of March 27, 2024.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for or convertible into shares of Common Stock within sixty (60) days of March 27, 2024. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares of Common Stock that such person or persons has the right to acquire within sixty (60) days of March 27, 2024 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise noted below, the address for persons listed in the table is c/o WiSA Technologies, Inc., 15268 NW Greenbrier Pkwy, Beaverton, OR 97006.

	Common Stock Beneficially
	Owned
Name and Address of Beneficial Owner(1):	Number	Percentage
5% or greater stockholders:
Joseph Reda(2)	25,075,000	9.99%
Entities affiliated with Anson Investments Master Fund LP(3)	21,323,458	8.50%
Directors and executive officers:
Brett Moyer, President, Chief Executive Officer and Chairman of the Board(4)	74,509	*
George Oliva, Former Chief Financial Officer and Secretary	—	—
Gary Williams, Chief Accounting Officer and Vice President of Finance(5)	48,931	*
Lisa Cummins, Director(6)	11,364	*
Dr. Jeffrey M. Gilbert, Director(7)	11,376	*
David Howitt, Director(8)	11,129	*
Helge Kristensen, Director(9)	11,449	*
Sriram Peruvemba, Director(10)	11,336	*
Robert Tobias, Director(11)	11,364	*
Wendy Wilson, Director(12)	11,222	*
All directors and exec. officers as a group (9 persons)(13)	202,680	*

*Less than 1%

(1)	Percentage of total voting power represents voting power with respect to all shares of our Common Stock. Holders of Common Stock are entitled to one (1) vote per share for each share of Common Stock held by them.
(2)	Shares of Common Stock beneficially owned include 25,075,000 shares of common stock. Shares of Common Stock beneficially owned exclude (i) up to 483,826 shares of Common Stock issuable upon exercise of outstanding pre-funded warrants issued in March 2024, (ii) up to 25,558,826 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in March 2024, (iii) up to 23,076,000 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in February 2024, (iv) up to 8,156,097 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in January 2024, and (v) up to 9,645,526 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in December 2023. The principal business address of Mr. Reda is 1 Wolfs Lane, Suite 316, Pelham, NY 10803.
(3)	Shares of Common Stock beneficially owned (A) in the case of Anson Investments Master Fund LP, include 17,058,765 shares of common stock and exclude (i) up to 387,060 shares of Common Stock issuable upon exercise of outstanding pre-funded warrants issued in March 2024, (ii) up to 20,447,060 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in March 2024, (iii) up to 51,058,400 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in February 2024, (iv) up to 2,666,666 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in January 2024, and (v) up to 10,670,846 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in December 2023; and (B) in the case of Anson East Master Fund LP, include 4,264,693 shares of common stock and exclude (i) up to 96,766 shares of Common Stock issuable upon exercise of outstanding pre-funded warrants issued in March 2024, (ii) up to 5,111,766 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in March 2024, (iii) up to 12,764,600 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in February 2024, (iv) up to 666,667 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in January 2024, and (v) up to 2,667,470 shares of Common Stock issuable upon exercise of outstanding common stock purchase warrants issued in December 2023. Anson Advisors Inc and Anson Funds Management LP, the Co-Investment Advisers of Anson Investments Master Fund LP and Anson East Master Fund LP (collectively, “Anson”), hold voting and dispositive power over the securities held by Anson. Tony Moore is the managing member of Anson Management GP LLC, which is the general partner of Anson Funds Management LP. Moez Kassam and Amin Nathoo are directors of Anson Advisors Inc. Mr. Moore Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein. The principal business address of Anson is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.
(4)	The number of shares of Common Stock beneficially owned includes (i) 998 RSAs granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from March 15, 2024 to September 15, 2025, on each March 15th, June 15th, September 15th and December 15th, so long as Mr. Moyer remains in the service of the Company on each such date; (ii) 333 RSAs granted under the Company’s LTIP, which are scheduled to vest in equal installments on the second and third anniversaries of September 19, 2022, as long as Mr. Moyer remains in service of the Company on each such anniversary; and (iii) 62,475 RSAs granted under the 2018 LTIP, scheduled to vest in equal installments, commencing on May 15, 2024 and every six (6) months thereafter until May 15, 2026, so long as Mr. Moyer remains in the service of the Company on each such date.
(5)	The number of shares of Common Stock beneficially owned includes (i) 198 RSAs granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from March 15, 2024 to September 15, 2025, on each March 15th, June 15th, September 15th and December 15th, so long as Mr. Williams remains in the service of the Company on each such date; and (ii) 43,316 RSAs granted under the 2018 LTIP, scheduled to vest in equal installments, commencing on May 15, 2024 and every six (6) months thereafter until May 15, 2026, so long as Mr. Williams remains in the service of the Company on each such date.
(6)	The number of shares of Common Stock beneficially owned includes (i) 48 RSAs granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from September 15, 2023 to September 15, 2025, on each September 15th, December 15th, March 15th and June 15th, so long as Ms. Cummins remains in the service of the Company on each such date; and (ii) 9,163 RSAs granted under the 2018 LTIP, scheduled to vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026, so long as Ms. Cummins remains in the service of the Company on each such date.
(7)	The number of shares of Common Stock beneficially owned includes (i) 48 RSAs granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from September 15, 2023 to September 15, 2025, on each September 15th, December 15th, March 15th and June 15th, so long as Dr. Gilbert remains in the service of the Company on each such date; and (ii) 9,163 RSAs granted under the 2018 LTIP, scheduled to vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026, so long as Dr. Gilbert remains in the service of the Company on each such date.
(8)	The number of shares of Common Stock beneficially owned includes (i) 48 RSAs granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from September 15, 2023 to September 15, 2025, on each September 15th, December 15th, March 15th and June 15th, so long as Mr. Howitt remains in the service of the Company on each such date; and (ii) 9,163 RSAs granted under the 2018 LTIP, scheduled to vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026, so long as Mr. Howitt remains in the service of the Company on each such date.
(9)	The number of shares of Common Stock beneficially owned includes (i) 48 RSAs granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from September 15, 2023 to September 15, 2025, on each September 15th, December 15th, March 15th and June 15th, so long as Mr. Kristensen remains in the service of the Company on each such date; and (ii) 9,163 RSAs granted under the 2018 LTIP, scheduled to vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026, so long as Mr. Kristensen remains in the service of the Company on each such date.

(10)	The number of shares of Common Stock beneficially owned includes (i) 48 RSAs granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from September 15, 2023 to September 15, 2025, on each September 15th, December 15th, March 15th and June 15th, so long as Mr. Peruvemba remains in the service of the Company on each such date; and (ii) 9,163 RSAs granted under the 2018 LTIP, scheduled to vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026, so long as Mr. Peruvemba remains in the service of the Company on each such date.
(11)	The number of shares of Common Stock beneficially owned includes (i) 48 RSAs granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from September 15, 2023 to September 15, 2025, on each September 15th, December 15th, March 15th and June 15th, so long as Mr. Tobias remains in the service of the Company on each such date; and (ii) 9,163 RSAs granted under the 2018 LTIP, scheduled to vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026, so long as Mr. Tobias remains in the service of the Company on each such date.
(12)	The number of shares of Common Stock beneficially owned consists of (i) 33 RSAs granted under the LTIP, which vest on the third anniversaries of May 15, 2021, so long as Ms. Wilson remains in the service of the Company on each such date; (ii) 48 RSAs granted under the LTIP, which are scheduled to vest quarterly in equal installments for the period from September 15, 2023 to September 15, 2025, on each September 15th, December 15th, March 15th and June 15th, so long as Ms. Wilson remains in the service of the Company on each such date; and (iii) 9,163 RSAs granted under the 2018 LTIP, scheduled to vest in equal installments, commencing on November 15, 2023 and every six (6) months thereafter until May 15, 2026, so long as Ms. Wilson remains in the service of the Company on each such date.
(13)	See the information included in footnotes 2 through 12 above.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2023

Number of
Securities
Remaining
Available for
Future
	Number of	Weighted	Issuance
	Securities to Be	Average	under Equity
	Issued upon	Exercise Price	Compensation
	Exercise of	of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	4,200,973
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	4,200,973

(1) Represents an aggregate of 4,199,208 shares of Common Stock available for future issuance in connection with grants of securities under the LTIP, an aggregate of 215 shares of Common Stock available for future issuance in connection with grants of securities under the 2020 Plan and an aggregate of 1,550 shares of Common Stock available for future issuance in connection with grants of securities under the 2022 Plan. See “Executive Compensation – Equity Incentive Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a description of transactions since January 1, 2022, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets for the years ended December 31, 2023 and 2022, and in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation.”

Helge Kristensen

Mr. Kristensen has served as a member of the Board since 2010. Mr. Kristensen serves as vice president of Hansong Technology, an original device manufacturer of audio products based in China, president of Platin Gate Aps, a company with focus on service-branding in lifestyle products as well as pro line products based in Denmark and co-founder and director of Inizio Capital, an investment company based in the Cayman Islands.

For the fiscal years ended December 31, 2023 and 2022, Hansong Technology purchased modules from the Company of approximately $88,000 and $361,000, respectively, and made payments to the Company of approximately $254,000 and $191,000, respectively. For the fiscal years ended December 31, 2023 and 2022, Hansong Technology sold speaker products to the Company of approximately $128,000 and $1,891,000, respectively, and the Company made payments to Hansong Technology of approximately $1,223,000 and $1,831,000, respectively.

At December 31, 2023 and 2022, the Company owed Hansong Technology approximately $250,000 and $874,000, respectively. At December 31, 2023 and 2022, Hansong Technology owed the Company approximately $4,000 and $170,000, respectively.

As of December 31, 2023 and December 31, 2022, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Common Stock.

David Howitt

Mr. Howitt has served as a member of the Board since December 2021. Since March 2004, Mr. Howitt has served as the founder and CEO of Meriwether Group LLC (“MWG”), a strategic consulting firm that works with disruptive consumer brands by integrating their visions, developing growth strategies, scaling their brands, and increasing revenue in order to build enterprise value. MWG, which is also majority-owned by Mr. Howitt, owns a 25% general partner interest in Meriwether Group Capital Hero Fund LP (“Meriwether”).

On September 8, 2023, the Company entered into a Loan and Security Agreement with Meriwether. Pursuant to the Loan and Security Agreement, Meriwether provided the Company with a term loan in the principal amount of $650,000 that was scheduled to mature on November 7, 2023, subject to further extension (the “Meriwether Loan”). The maturity date of the Meriwether Loan was subsequently extended to December 7, 2023. The Company paid back the loan in full on December 7, 2023.

As of December 31, 2023 and December 31, 2022, Mr. Howitt owned less than 1.0% of the outstanding shares of the Company’s Common Stock.

Outstanding Equity Grants to Directors and Executive Officers

We have granted warrants and restricted shares to our certain of our directors and executive officers. For more information regarding the warrants and stock awards granted to our directors and named executive officers, see “Executive Compensation—Outstanding Equity Awards as of December 31, 2023.”

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

BPM LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2023 and 2022. The following table sets forth all fees billed or to be billed for such periods:

	2023	2022
Audit fees (1)	$423,026	$414,768
Audit-related fees (2)	—	—
Tax fees (3)	42,982	23,542
All other fees	—	—
Total	$466,008	$438,310

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

(a) The following documents are filed as part of this Report:

(1)Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, the footnotes thereto, and the respective report of BPM LLP, an independent registered public accounting firm, are filed herewith.

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

3.1(i)(c)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2018).

3.1(i)(d)

Form of Certificate of Designations of the Preferences, Rights and Limitations of the Series A 8% Senior Convertible Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2020).

3.1(i)(e)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2020).

Exhibit No.	Description of Exhibits

3.1(i)(f)	Certificate of Amendment to Certificate of Incorporation of WiSA Technologies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2022).

3.1(i)(g)	Series A Elimination Certificate (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2022).

3.1(i)(h)	Certificate of Amendment to Certificate of Incorporation of WiSA Technologies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2023).

3.1(i)(i)

Certificate of Amendment to WiSA Technologies, Inc.’s Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 25, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2024).

3.1(i)(j)

Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

3.1(ii)	Bylaws of Summit Semiconductor, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019).

4.2

Form of Common Stock Purchase Warrant issued to holder of Series A 8% Senior Convertible Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-230952) filed with the SEC on April 19, 2019).

4.3	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

4.4	Form of Amendment No. 1 to Series F Common Stock Purchase Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

4.5	Form of Common Stock Purchase Warrant, dated February 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2020).

4.6*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.7	Form of Senior Secured Convertible Instrument, dated March 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

4.8	Form of Common Stock Purchase Warrant, dated March 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

4.9	Form of Placement Agent Warrant, dated March 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2020).

4.11	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2020).

4.12	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

4.13	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

4.14	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021).

4.15	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

Exhibit No.	Description of Exhibits

4.16	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2021).

4.17

Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-265060) filed with the SEC on May 18, 2022).

4.18

Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-265060) filed with the SEC on May 18, 2022).

4.19	Form of Senior Secured Convertible Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

4.20	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

4.21	Form of Placement Agent Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

4.22	Form of New Senior Secured Convertible Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2022).

4.23	Form of Senior Indenture (incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-267211) filed with the SEC on September 1, 2022).

4.24	Form of Subordinated Indenture (incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-267211) filed with the SEC on September 1, 2022).

4.25

Warrant Amendment Agreement, dated November 21, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2022).

4.26	Form of Series A Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).

4.27	Form of Series B Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).

4.28	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).

4.29	Form of Voting Agreement (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-268085) filed with the SEC on November 29, 2022).

4.30	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023).

4.31	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023).

4.32	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2023).

4.33	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2023).

4.34	Form of Inducement Warrant for March Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).

4.35	Form of Inducement Warrant for April Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).

Exhibit No.	Description of Exhibits

4.36	Form of Inducement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023).

4.37	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

4.38	Form of Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024).

4.39	Form of Common Stock Purchase Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024).

4.40	Form of Securities Purchase Agreement, between the Company and the Investors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024).

4.41	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024).

4.42	Form of Pre-Funded Warrant (filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-276631), filed with the SEC on February 5, 2024).

4.43	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2024).

4.44	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2024).

10.1

Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.2

Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.3

Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.4

Form of Indemnity Agreement by and between Summit Semiconductor, Inc., and each of its directors and executive officers (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

10.5

Form of Series G Warrant Amendment and Exercise Agreement by and between the Company and each of the Medalist Funds (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

10.6

Form of Warrant Amendment and Exercise Agreement by and between the Company and certain other holders of the Company’s common stock purchase warrants (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

10.7

Form of Warrant Settlement Agreement by and between the Company and certain holders of the Company’s common stock purchase warrants (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

10.8

Form of Warrant Settlement Agreement by and between the Company and the Medalist Funds (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019).

10.9

Form of Securities Purchase Agreement, dated March 2020, by and between the Company and the investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2020).

10.10

Form of Settlement and Release Agreement, dated November 9, 2020, by and among the Company and each holder (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

10.11	Lease Agreement by and between Portland 2 LLC and the Company, dated August 18, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

Exhibit No.	Description of Exhibits

10.12	Summit Wireless Technologies, Inc. 2020 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Form DEF 14A filed with the SEC on September 11, 2020).

10.13*	First Amendment to Lease Agreement by and between Portland 2 LLC and the Company, dated May 23, 2023.

10.14

Solicitation Agreement, dated January 15, 2021, by and between the Company and Maxim Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021).

10.15

Form of Inducement Agreement, dated January 19, 2021, by and between the Company and certain holders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2021).

10.16	Form of Exchange Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

10.17

Form of Inducement Agreement, dated as of June 7, 2021, by and between the Company and certain holders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2021).

10.18	Solicitation Agreement, dated June 7, 2021, by and between the Company and Maxim Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2021).

10.19	Form of Securities Purchase Agreement by and between the Company and the Investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.20	Form of Security Agreement by and between the Company and the Investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.21

Executive Employment Agreement, effective as of August 24, 2022, by and between the Company and Brett Moyer (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2022).

10.22

Executive Employment Agreement, effective as of August 24, 2022, by and between the Company and George Oliva (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2022).

10.23

Executive Employment Agreement, effective as of August 24, 2022, by and between the Company and Gary Williams (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2022).

10.24

WiSA Technologies, Inc. Management Team Retention Bonus Plan, effective September 1, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022).

10.25	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).

10.26	Form of Warrant Agency Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).

10.27	Form of Waiver (incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-268085) with the SEC on November 29, 2022).

10.28

Form of Securities Purchase Agreement by and between the Company and the certain institutional investors dated January 31, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023).

10.29

Termination Agreement by and between the Company and the Placement Agent dated as of January 30, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023).

10.30

Form of Securities Purchase Agreement by and between the Company and certain institutional investors dated March 27, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2023).

10.31

Form of Securities Purchase Agreement by and between the Company and certain institutional investors dated April 7, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2023).

10.32

Form of Side Letter by and between the Company and certain institutional investors dated April 7, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2023).

Exhibit No.	Description of Exhibits

10.33

Form of Securities Purchase Agreement by and between the Company and certain institutional investors dated April 7, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2023).

10.34	Form of Inducement Letter for March Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).

10.35	Form of Inducement Letter for April Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).

10.36	Form of Inducement Letter (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023).

10.37	Form of Waiver Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.38

Loan and Security Agreement by and between the Company and Meriwether Group Capital Hero Fund LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2023).

10.39

Form of Securities Purchase Agreement, by and between WiSA Technologies, Inc. and the purchasers signatory thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

10.40

Placement Agency Agreement, by and between WiSA Technologies, Inc. and Maxim Group LLC, as sole placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

10.41

Form of Side Letter, by and between WiSA Technologies, Inc. and the holder signatory thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

10.42

Warrant Agency Agreement, by and between WiSA Technologies, Inc., and VStock Transfer, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

10.43

Placement Agency Agreement, dated as of February 12, 2024, by and between WiSA Technologies, Inc. and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024).

10.44	Form of Securities Purchase Agreement (filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-276631), filed with the SEC on February 8, 2024)

10.45	Form of Warrant Agency Agreement (filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-276631), filed with the SEC on February 5, 2024).

10.46	Form of Voting Agreement (filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-276631), filed with the SEC on February 5, 2024).

10.47

Form of Warrant Amendment Agreement, by and between WiSA Technologies, Inc. and the signatories thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2024).

10.48

Placement Agency Agreement, dated as of March 26, 2024, by and between WiSA Technologies, Inc. and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2024).

10.49

Form of Securities Purchase Agreement by and among the Company and certain purchasers dated March 26, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2024).

10.50

Amendment to the Company’s 2018 Long-Term Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on January 4, 2023).

10.51

Amendment to the Company’s 2018 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 15, 2024).

19.1*	Insider Trading Policy.

21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-239750) filed with the SEC on July 8, 2020).

Exhibit No.	Description of Exhibits

23.1*	Consent of BPM LLP.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+*	Compensation Recovery Policy.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed or furnished herewith, as applicable.
+Indicates management contract or compensatory plan.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WiSA Technologies, Inc.

Date: April 1, 2024	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2024	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 1, 2024	By:	/s/ Gary Williams
Gary Williams Chief Accounting Officer (Principal Financial Officer and Accounting Officer)

Date: April 1, 2024	By:	/s/ Lisa Cummins
Lisa Cummins
Director

Date: April 1, 2024	By:	/s/ Dr. Jeffrey M. Gilbert
Dr. Jeffrey M. Gilbert
Director

Date: April 1, 2024	By:	/s/ David Howitt
David Howitt
Director

Date: April 1, 2024	By:	/s/ Helge Kristensen
Helge Kristensen
Director

Date: April 1, 2024	By:	/s/ Sriram Peruvemba
Sriram Peruvemba
Director

Date: April 1, 2024	By:	/s/ Robert Tobias
Robert Tobias
Director

Date: April 1, 2024	By:	/s/ Wendy Wilson
Wendy Wilson
Director

WISA Technologies, Inc. (formerly Summit Wireless Technologies, Inc.) and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

WiSA Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of WiSA Technologies, Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders’ equity(deficit), and cash flows for each of the two years in the period ended December 31, 2023,and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, a net capital deficiency, available cash and cash used in operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value Measurement of Warrants and Series B Convertible Redeemable Preferred Stock

As described in Note 6 to the consolidated financial statements, during 2023 the Company issued warrants and Series B Redeemable Convertible Preferred Stock, respectively, pursuant to certain redemption, conversion and exercise terms (collectively, “warrants and redeemable convertible preferred stock”). The Company also entered into inducement agreements with holders of Series B Convertible Redeemable Preferred Stock Warrants (the “Series B warrants”) in which the Company issued warrants to purchase common stock in exchange for the exercise of Series B warrants pursuant to certain exercise terms. The accounting for the transactions required management to assess the accounting classification and valuation of the stock instruments.

We identified the fair value measurement of the warrant derivative liabilities and the redeemable convertible preferred stock as a critical audit matter. Auditing management’s accounting for the warrants and redeemable convertible preferred stock was challenging as it required auditor judgement in assessing the accounting for estimation of the fair value of the warrants and redeemable convertible preferred stock, including the interpretation and application of the accounting literature to the transaction related to classification. It also required professionals with specialized skills and knowledge to assess the methodology and key inputs used by the Company to estimate the fair value of the warrants and redeemable convertible preferred stock. There is limited observable market data available for the warrants and redeemable convertible preferred stock, making each a complex financial instrument and, as such, the fair value measurement requires management to make complex judgements to identify and select the significant assumptions. In addition, the fair value measurement of the warrants and redeemable convertible preferred stock requires the use of complex financial models. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement requires significant auditor subjectivity.

How We Addressed the Matter in Our Audit

Our audit procedures related to the fair value measurement of the warrants and redeemable convertible preferred stock included the following, among others:

●	Testing the Company’s accounting treatment and disclosures related to the warrants and redeemable convertible preferred stock including reading the terms of the redeemable convertible preferred stock and warrant prospectuses, evaluating provisions related to contingent redemption features, and evaluating the Company’s application of technical accounting literature regarding classifying the redeemable convertible preferred stock as mezzanine equity and the warrants as liabilities.
●	We obtained an understanding of the process of estimating the fair value of the instruments.
●	With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and significant assumptions by: (1) comparing significant assumptions against available market data and historical amounts and (2) validating the mathematical accuracy of the models by developing an independent calculation and comparing to management’s concluded valuations.

We have served as the Company’s auditor since 2016.

/s/ BPM LLP

San Jose, California

April 1, 2024

WISA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$411	$2,897
Accounts receivable	294	273
Inventories	2,737	7,070
Prepaid expenses and other current assets	641	890
Total current assets	4,083	11,130
Property and equipment, net	93	174
Other assets	647	148
Total assets	$4,823	$11,452

Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity/ (Deficit)
Current Liabilities:
Accounts payable	$2,320	$2,042
Accrued liabilities	1,317	1,632
Total current liabilities	3,637	3,674
Convertible note payable	—	457
Warrant liabilities	5,460	8,945
Derivative liability	—	333
Other liabilities	636	39
Total liabilities	9,733	13,448

Commitments and contingencies (Note 8)

Series B Convertible Redeemable Preferred Stock, par value $0.0001; 375,000 shares authorized as of December 31, 2023; 38,335 shares issued and outstanding as of December 31, 2023 (none as of December 31, 2022); mandatorily redeemable on October 15, 2025 for $3,833,500	247	—

Stockholders' Equity/ (Deficit):
Common stock, par value $0.0001; 200,000,000 shares authorized; 33,356,855 and 712,564 shares issued and outstanding as of December 31, 2023 and 2022, respectively	7	7
Additional paid-in capital	241,878	226,318
Accumulated deficit	(247,042)	(228,321)
Total stockholders' equity/ (deficit)	(5,157)	(1,996)
Total liabilities, convertible preferred stock and stockholders' equity/ (deficit)	$4,823	$11,452

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2023 and 2022

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022

Revenue, net	$2,083	$3,365
Cost of revenue	5,540	2,970
Gross profit (deficit)	(3,457)	395

Operating Expenses:
Research and development	7,456	7,144
Sales and marketing	5,177	6,140
General and administrative	5,367	5,155
Total operating expenses	18,000	18,439
Loss from operations	(21,457)	(18,044)

Interest expense, net	(932)	(898)
Change in fair value of warrant liability	4,510	2,852
Change in fair value of derivative liability	—	(47)
Loss on debt extinguishment	(837)	—
Other expense, net	(1)	(12)
Loss before provision for income taxes	(18,717)	(16,149)
Provision for income taxes	4	2
Net loss	(18,721)	(16,151)
Deemed dividend on conversion of convertible preferred for common stock	(6,360)	—
Net loss attributable to common stockholders	$(25,081)	$(16,151)
Net loss per common share - basic and diluted	$(3.18)	$(82.89)
Weighted average number of common shares used in computing net loss per common share	7,898,469	194,852

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2023 and 2022

(in thousands, except share data)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	—	—	158,310	2	228,578	(212,203)	16,377
ASC 842 adoption adjustment	—	—	—	—	—	33	33
Stock-based compensation	—	—	12,749	—	2,027	—	2,027
Release of vested restricted common stock	—	—	2,108	—	—	—	—
Restricted stock awards cancelled	—	—	(603)	—	—	—	—
Issuance of warrants in connection with convertible promissory note	—	—	—	—	91	—	91
Issuance of common stock and warrants, net of offering costs	—	—	540,000	5	6,426	—	6,431
Issuance of warrants in connection with December 2022 offering	—	—	—	—	(10,804)	—	(10,804)
Net loss	—	—	—	—	—	(16,151)	(16,151)
Balance as of December 31, 2022	—	—	712,564	$7	$226,318	$(228,321)	$(1,996)
Stock-based compensation	—	—	964,041	—	2,058	—	2,058
Restricted stock awards cancelled	—	—	(13,288)	—	—	—	—
Release of vested restricted common stock	—	—	2,919	—	—	—	—
Issuance of common stock in connection with convertible promissory note	—	—	67,500	—	708	—	708
Issuance of common stock in connection with warrant exercise	—	—	2,854,485	—	10,713	—	10,713
Issuance of common stock and warrants, net of offering costs	—	—	2,176,435	—	2,319	—	2,319
Issuance of Series B preferred stock, net of discounts	87,000	—	—	—	1,909	—	1,909
Issuance of Series B preferred stock in connection with warrant exercise, net of discounts	61,613	3,550	—	—	195	—	195
Issuance of common stock in connection with conversion of Series B preferred stock	(110,278)	(6,341)	26,592,199	—	6,341	—	6,341
Deemed dividend on conversion of convertible preferred for common stock	—	6,063	—	—	(6,063)	—	(6,063)
Repurchase of common stock warrants	—	—	—	—	(2,323)	—	(2,323)
Amortization and accretion of discounts relating to Series B preferred stock	—	297	—	—	(297)	—	(297)
Discount from issuance of common stock warrants in connection with Series B preferred stock inducement	—	(3,322)	—	—	—	—	—
Net loss	—	—	—	—	—	(18,721)	(18,721)
Balance as of December 31, 2023	38,335	$247	33,356,855	$7	$241,878	$(247,042)	$(5,157)

Note: Share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2022

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,721)	$(16,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,058	2,027
Depreciation and amortization	98	122
Amortization of debt discounts	850	879
Change in fair value of derivative liability	—	47
Change in fair value of warrant liability	(4,510)	(2,852)
Loss on debt extinguishment	837	—
Changes in operating assets and liabilities:
Accounts receivable	(21)	(59)
Inventories	4,333	(2,290)
Prepaid expenses and other current assets	152	196
Other assets	87	105
Accounts payable	278	493
Accrued liabilities	(207)	104
Other liabilities	(60)	(135)
Net cash used in operating activities	(14,826)	(17,514)

Cash flows from investing activities:
Purchases of property and equipment	(50)	(43)
Net cash used in investing activities	(50)	(43)

Cash flows from financing activities:
Proceeds from issuance of short-term loan, net of issuance costs	597	—
Proceeds from issuance of common stock in connection with warrant exercise	12,533	6,418
Proceeds from issuance of Series B preferred stock, net of issuance costs	3,955	—
Proceeds from issuance of convertible note payable, net of issuance costs	—	2,465
Repurchase of common stock warrants	(2,323)	—
Repayment of finance lease	(15)	(25)
Repayment of convertible note payable	(1,657)	(1,512)
Repayment of short-term loan	(700)	—
Net cash provided by financing activities	12,390	7,346
Net decrease in cash and cash equivalents	(2,486)	(10,211)
Cash and cash equivalents as of beginning of period	2,897	13,108
Cash and cash equivalents as of end of period	$411	$2,897

Supplemental disclosure of cash flow information:
Cash paid for interest	$256	$229
Cash paid for income taxes	4	$2

Noncash Investing and Financing Activities:
Cashless exercise of warrants	$8,191	$—
Issuance of common stock in connection with conversion of Series B preferred stock	$6,341	—
Deemed dividend on conversion of convertible preferred for common stock	$(6,360)	—
Issuance of warrants in connection with February 2023 offering	$5,601	$—
Issuance of common stock in connection with convertible promissory note	$708	$—
Record Right-of-Use Assets obtained in exchange for modified operating lease liabilities	$554	$—
Deferred offering costs reclassed from prepaid expenses	$97	$—
Accrual of legal fees for the short-term loan	$10	$—
Issuance of warrants in connection with December 2022 offering	$—	$10,804
Issuance of warrants in connection with convertible note payable	$—	$1,076
Derivative liability recorded in connection with issuance of convertible note payable	$—	$296

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

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

On November 17, 2023, we received a letter from the Staff notifying us that we were not in compliance with the Stockholders’ Equity Requirement. We reported stockholders’ equity (deficit) of $885,000 in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and, as a result, we did not satisfy the Stockholders’ Equity Requirement pursuant to Listing Rule 5550(b)(1). Pursuant to the letter, we were required to submit to Nasdaq a plan to regain compliance with the Stockholders’ Equity Requirement by January 2, 2024. We submitted to Nasdaq a plan to regain and demonstrate long-term Nasdaq Listing Qualifications compliance on January 2, 2024.

On February 14, 2024, the Company received notice (the “February 14 Letter”) from the Staff that the Staff had determined that as of February 14, 2024, the Company was in violation of the Low Priced Stocks Rule. As a result, the Staff determined to delist the Company’s securities from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to the Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company had requested a hearing before the Panel to appeal the February 14 Letter and to address all outstanding matters, including compliance with the Minimum Bid Price Requirement, the Low Priced Stocks Rule and the Stockholders’ Equity Requirement, which hearing was held on March 28, 2024; however, as of the date of this Report, the Panel has not yet rendered a decision. While the appeal process is pending, the suspension of trading of the Common Stock, will be stayed and the Common Stock will continue to trade on the Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. There are no assurances that an extension will be granted or that a favorable decision will be obtained from the Panel.

Reverse Stock Split

On January 24, 2023, the Board approved a 1-for-100 reverse stock split (the “Reverse Stock Split”) of our outstanding shares of common stock and authorized the filing of a certificate of amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) to affect the Reverse Stock Split. On January 26, 2023, the Reverse Stock Split was effected and the consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the Reverse Stock Split. The common stock began trading on a split-adjusted basis at the start of trading on January 27, 2023. Unless otherwise indicated, the information presented in this Quarterly Report on Form 10-K for the twelve months ended December 31, 2023 (the “Report”) gives effect to the Reverse Stock Split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

1.	Business and Summary of Significant Accounting Policies, continued

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of December 31, 2023 and December 31, 2022, there was no allowance for credit losses. As of December 31, 2023, the Company had two customers accounting for 71% and 20% of accounts receivable. As of December 31, 2022, the Company had two customers accounting for 62% and 12% of accounts receivable. The Company had four customers accounting for 25%, 19%, 14% and 13% of its net revenue for the year ended December 31, 2023. The Company had four customers accounting for 19%, 18%, 11% and 10% of its net revenue for the year ended December 31, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

1.	Business and Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoice amount and are generally not interest bearing. The Company reviews its trade receivables aging to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends and changes to customers’ financial conditions. As of December 31, 2023 and 2022, there was no allowance for credit losses.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of December 31, 2023 and 2022, the Company had capitalized $0 and $206,000, respectively, of deferred offering costs in prepaid expenses and other current assets on the consolidated balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

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

Warrants for Common Shares, Convertible Redeemable Preferred Shares, and Derivative Financial Instruments

Warrants for our shares of common shares, convertible redeemable preferred shares, and derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as equity or liabilities. The Company assesses classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

1.	Business and Summary of Significant Accounting Policies, continued

Sales to certain distributors are made under arrangements which provide the distributors with price adjustments, price protection, stock rotation and other allowances under certain circumstances. The Company does not provide its customers with a contractual right of return. However, the Company accepts limited returns on a case-by-case basis. These returns, adjustments and other allowances are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduce revenue recognized. The Company believe that there will not be significant changes to our estimates of variable consideration.

If a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the Company transfer a good or service to the customer, those amounts are classified as contract liabilities which are included in other current liabilities when the payment is made or it is due, whichever is earlier.

During the years ended December 31, 2023 and 2022, net revenue consisted of the following:

	For The Year Ended December 31,
(in thousands)	2023	2022
Components	$1,046	$2,315
Consumer Audio Products	1,037	1,050
Total	$2,083	$3,365

Contract Balances

The Company receives payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when the Company has a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. The Company does not have any material contract assets as of December 31, 2023 and 2022. During the year ended December 31, 2023, the Company recognized $44,000 of revenue that was included in the contract liabilities balance as of December 31, 2022.

	December 31,	December 31,
(in thousands)	2023	2022
Contract liabilities	$19	$44

Revenue by Geographic Area

In general, revenue disaggregated by geography (See Note 10) is aligned according to the nature and economic characteristics of our business and provides meaningful disaggregation of our results of operations. Since the Company operates in one segment, all financial segment and product line information can be found in the consolidated financial statements.

Practical Expedients and Exemptions

As part of our adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, the Company elected to use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

In addition, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

1.	Business and Summary of Significant Accounting Policies, continued

Stock-Based Compensation

The Company measures and recognizes the compensation expense for restricted stock units and restricted stock awards granted to employees and directors based on the fair value of the award on the grant date.

Restricted stock units give an employee an interest in Company stock, but they have no tangible value until vesting is complete. Restricted stock units and restricted stock awards are equity classified and measured at the fair market value of the underlying stock at the grant date and recognized as expense over the related service or performance period. The Company elected to account for forfeitures as they occur. The fair value of stock awards is based on the quoted price of our common stock on the grant date. Compensation cost for restricted stock units and restricted stock awards is recognized using the straight-line method over the requisite service period.

Research and Development

Research and development costs are charged to operations as incurred and includes salaries, consulting expenses and an allocation of facility costs.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the years ended December 31, 2023 and 2022 are $878,000 and $1,440,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2023 and 2022, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the consolidated statements of operations in other expense, net and were not material for the years ended December 31, 2023 and 2022.

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

For the years ended December 31, 2023 and 2022

1.	Business and Summary of Significant Accounting Policies, continued

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, Series A 8% Senior Convertible Preferred Stock, (“Series A Preferred Stock”), warrants exercisable for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities. Net loss is adjusted for any deemed dividends to preferred stockholders to compute income available to common stockholders.

For the year ended December 31, 2023, warrants to purchase 29,116,878 shares of common stock, 807,282 shares of restricted stock, 2,514 shares of restricted stock issued under an inducement grant, 2,598 shares underlying restricted stock units and 38,335 shares of Series B preferred stock, have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of December 31, 2023 and 2022. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2023 and 2022, the Company recognized no interest and penalties.

Recently Adopted Accounting Pronouncements

In June 2016, Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the early recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 requires the use of a transition model that will result in the earlier recognition of allowances for losses. The new standard is effective for fiscal years beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, and the adoption did not have any impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

1.	Business and Summary of Significant Accounting Policies, continued

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. The Company will adopt this standard on January 1, 2024. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities. Furthermore, the Update improves disclosures used to assess income tax information that affects cash flow forecasts and capital allocation decisions. The Update is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

2.	Going Concern

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of December 31, 2023, the Company had cash and cash equivalents of $0.4 million and reported net cash used in operations of $14.8 million during the year ended December 31, 2023. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

3.	Balance Sheet Components

Inventories (in thousands):

	December 31,
	2023	2022

Raw materials	$621	$3,043
Work in progress	—	13
Finished goods	2,116	4,014
Total inventories	$2,737	$7,070

Property and equipment, net (in thousands):

	December 31,
	2023	2022

Machinery and equipment	$741	$691
Leasehold improvements	—	127
Tooling	11	11
	752	829
Less: Accumulated depreciation and amortization	(659)	(655)
Property and equipment, net	$93	$174

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

3.	Balance Sheet Components, continued

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $98,000 and $122,000, respectively. The cost and accumulated depreciation of assets acquired under finance lease included in machinery and equipment in the above table as of December 31, 2023 was $72,000 and $72,000, respectively. The cost and accumulated depreciation of assets acquired under capital lease included in machinery and equipment in the above table as of December 31, 2022 was $72,000 and $56,000, respectively.

Accrued liabilities (in thousands):

	December 31,
	2023	2022

Accrued vacation	$418	$422
Accrued rebate	215	215
Accrued audit fees	211	179
Accrued compensation	127	136
Customer advance	19	44
Accrued other	327	424
Accrued legal fees	—	43
Accrued lease liability, current portion	—	169
Total accrued liabilities	$1,317	$1,632

4.	Borrowings

Convertible Promissory Note

On August 15, 2022, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”), by and between the Company and an institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a senior secured convertible note in the principal amount of $3,600,000 (the “Convertible Note”) and a warrant (the “August Warrant”) to purchase up to 20,970 shares of the Company’s common stock, at an exercise price of $99.70 per share (the “Exercise Price”), in consideration for $3,000,000. Pursuant to the August Purchase Agreement, upon the closing of the private placement, pursuant to which Maxim Group LLC (“Maxim”) acted as the placement agent (the “Private Placement”), the Company received gross proceeds of $3,000,000. After the deduction of banker fees, commitment fees and other expenses associated with the transaction, the Company received net proceeds of $2,483,000. The Company used the net proceeds primarily for working capital and general corporate purposes.

The Convertible Note matures on August 15, 2024, does not bear interest and ranks senior to the Company’s existing and future indebtedness and is secured to the extent and as provided in the Security Agreements. The Convertible Note is convertible in whole or in part at the option of the Convertible Note Investor into shares of Common stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note defines “Conversion Price” as equal to the lesser of (a) 90% of the average of the five lowest daily VWAPs (as defined in the Convertible Note) during the previous twenty trading days prior to delivery to the Company of the Convertible Note Investor’s applicable notice of conversion (the “Conversion Notice”) and(b) $92.60 (the “Base Conversion Price”). The Base Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $0.50 per share (the “Floor Price”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

4.	Borrowings, continued

In connection with the Private Placement, the Company issued warrants to the Convertible Note Investor and Maxim to purchase common shares of 20,970 and 1,944, respectively (see Note 5 – Fair Value Measurements). The sum of the fair value of the warrants, the original issue discount for interest, issuance costs and the derivative liability for the embedded conversion feature for the August 2022 Notes were recorded as debt discounts totaling $2,509,000 to be amortized to interest expense over the respective term using the effective interest method. During the year ended December 31, 2023, the Company recognized $737,000 of interest expense from the amortization of debt discounts and repayment of the convertible note payable in April 2023.

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

On November 21, 2022, the Company and Maxim entered into an agreement to amend the Maxim Warrant (the “Maxim Warrant Amendment”). Specifically, the Maxim Warrant Amendment sets forth certain circumstances in which the lock up restrictions to which the Maxim Warrant is subject would not apply. The Maxim Warrant Amendment also clarifies certain limitations with respect to demand registration rights and provides that Maxim’s piggy-back registration rights expire on the fifth (5th) anniversary of the Maxim Warrant’s date of issuance.

	December 31,	December 31,
	2023	2022
Convertible note payable	$—	$2,089
Debt discount	—	(1,632)
Net total	$—	$457

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

For the years ended December 31, 2023 and 2022

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

Short-Term Loan Agreement

On September 8, 2023, the Company entered into that certain Loan and Security Agreement with the Meriwether Group Capital Hero Fund LP (“Meriwether Hero Fund”). Pursuant to the Loan and Security Agreement, the Meriwether Hero Fund agreed to provide the Company with bridge financing in the form of a term loan in the original principal amount of $650,000, which term loan will be senior in priority to the Company’s present and future indebtedness (“Meriwether Loan”). The Meriwether Loan matures on November 7, 2023, subject to further extension. In addition, the Company has the right to request additional funding under the Loan and Security Agreement.

Borrowings under the Meriwether Loan bore interest at a rate per annum equal to 18%. On the maturity date, subject to any extension, the Company was obligated to make a payment equal to all unpaid principal and accrued interest. Pursuant to Meriwether Loan, the Company shall pay to the Meriwether Hero Fund a fully earned, non-refundable, origination fee in the amount of $50,000. The Company shall also pay to the Meriwether Hero Fund a fully earned, non-refundable, exit fee in the amount of $50,000 due and payable on the maturity date.

The Meriwether Loan also provided that all present and future indebtedness and the obligations of the Company to the Meriwether Hero Fund shall be secured by a first priority security interest in all real and personal property collateral of the Company.

The Meriwether Loan contains customary representations, warranties and affirmative and negative covenants. In addition, the Meriwether Loan contains customary events of default that entitle the Meriwether Hero Fund to cause the Company’s indebtedness under the Meriwether Loan to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the term loan.

On October 10, 2023, the Meriwether Hero Fund, agreed to extend the Meriwether Loan maturity date from November 7, 2023 to December 7, 2023, for a fee of $20,000.

On December 7, 2023, the Company repaid the full amount of the Meriwether Loan, including all fees and accrued interest.

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

For the years ended December 31, 2023 and 2022

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 by level within the fair value hierarchy, are as follows:

(in thousands)	December 31, 2023
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities	$—	$—	$5,460

(in thousands)	December 31, 2022
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative liability	$—	$—	$333
Warrant liabilities	$—	$—	$8,945

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2023 or 2022.

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

	For the year ended December 31,
(in thousands)	2023	2022

Beginning balance	$333	$—
Additions	—	286
Change in fair value	—	47
Write off	(333)	—
Ending balance	$—	$333

The changes in fair value of the derivative liability are recorded in change in fair value of derivative liability in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

5.	Fair Value Measurements, continued

Warrant Liabilities

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2023 and 2022. For December 31, 2023, the fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: common stock price of $0.117; exercise prices between $0.1482 and $10.49; expected yield of 0.0%; expected volatility of 119% and 127%; risk-free interest rate between 3.84% and 4.01% and expected life between 3.6 and 5.2 years.

The fair value of the Series B Preferred Stock Warrants was determined using the Black-Scholes Model based on the following key inputs and assumption: common stock price of $58.78; exercise prices of $35.72 and $55.00; expected yield of 0.0%; expected volatility of 73.4%; risk-free interest rate of 4.34% and 5.50% and expected life between 0.16 and 1.80 years.

	For the year ended December 31,
(in thousands)	2023	2022

Beginning balance	$8,945	$8
Additions	10,844	11,789
Change in fair value	(4,510)	(2,852)
Exercise of warrant liabilities	(9,819)	—
Ending balance	$5,460	$8,945

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liability in the consolidated statements of operations.

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity

Series B Preferred Stock, Series B Preferred Stock Warrants and Common Stock Warrants

On October 16, 2023, the Company consummated a public offering (the “October Public Offering”) for an aggregate of 87,000 Series B Units (“Series B Units”). Each Series B Unit consists of one share of the Company’s Series B Preferred Stock (“Series B Preferred Stock”) and two warrants, each to purchase one share of Series B Preferred Stock (“Series B Preferred Stock Warrant). Each share of Series B Preferred Stock is convertible at the holder’s option at any time, through a two-year period, into the number of shares of the Company’s common stock determined by dividing the $100 stated value per share of the Series B Preferred Stock by a conversion price of $0.4147 per share. Each share of Series B Preferred Stock is convertible into approximately 241 shares of common stock, and each Series B Preferred Stock Warrant entitles the holder to purchase one share of Series B Preferred Stock at an exercise price of $55 per share. Dividends are paid in additional fully paid and nonassessable Series B Preferred Stock, at a 20% dividend rate, non-cumulative. If any shares of Series B Preferred Stock are outstanding at the end of the two-year period, the holder would be entitled to a cash redemption value equal to the $100 Stated Value per share (the “redemption feature”). The gross proceeds from the sale of Series B Units were $4,785,000, before broker fees and related expenses of approximately $830,000. Due to the redemption feature, the Series B Preferred Stock did not meet the criteria for equity classification and is therefore presented as mezzanine equity in the accompanying Consolidated Balance Sheets.

As a result of certain price protection clauses, the Series B Preferred Stock Warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Accordingly, of the $4,785,000 gross proceeds from the public offering, an amount of $2,474,000, representing the fair value of the warrants as of the issuance date was allocated to the Series B Preferred Stock Warrants liability, with the residual proceeds of $2,311,000 allocated to the Series B Preferred Stock.

In Addition, the Company recorded discounts to the Series B Preferred Stock for (i) a beneficial conversion feature of $1,909,000, (ii) the fair value of Series B Preferred Stock Warrants of $2,474,000 and (iii) issuance costs of $401,000. The Company uses the effective interest method to reduce the discounts to the Series B Preferred Stock, against additional paid-in-capital as a deemed dividend, through the two-year term. Additionally, the difference between the total proceeds per Series B Unit of $55 and the full redemption price of $100 per share of Series B Preferred Stock constitutes an implied discount, which the Company also accretes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

to Series B Preferred Stock, against additional paid-in-capital as a deemed dividend, to increase the carrying amount of the Series B Preferred Stock to its full redemption price at the end of its two-year term.

On December 6, 2023, the Company executed an Inducement Agreement (the “Inducement Agreement”) with the holders of Series B Preferred Stock Warrants, modifying the exercise price to $35.72 per warrant. Any holder that exercises Series B Preferred Stock Warrants under the Inducement Agreement received a new Common Stock Warrant (“New Common Stock Warrants”) for each Series B Preferred Stock Warrant exercised. Each New Common Stock Warrant entitles the holder to purchase 482 shares of Common Stock at an exercise price of $0.1482 per New Common Stock Warrant.

Due to certain price protections included with the New Common Stock Warrants, the warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Total proceeds from the exercise of 61,613 Series B Preferred Stock Warrants of $2,264,000 through December 31, 2023, and the remaining fair value of the Series B Preferred Stock Warrant Liability immediately prior to the exercise of $1,628,000 resulted in a total of $3,892,000 recorded for the new 61,613 shares of Series B Preferred Stock, of which $3,322,000 was allocated to the Common Stock Warrants liability based on their fair value and $569,000 was allocated to the Series B Preferred Stock using the residual method of allocation. In connection with this new issuance, the Company has recorded additional discounts to the Series B Preferred Stock for a beneficial conversion feature of $196,000, the Common Stock Warrants of $3,322,000 and issuance costs of $146,000. The Company also accretes to Series B Preferred Stock, against additional paid in capital as a deemed dividend, for the difference between the total proceeds of $35.72 per share of Series B Preferred Stock and the full redemption price of $100 per share. The Company uses the effective interest method to calculate the accretion amount for each period. All 61,613 New Common Stock Warrants issued as a result of the exercise of Series B Preferred Stock Warrants remain outstanding as of December 31, 2023.

Issuance costs of $429,000 and $125,000 were expensed on the date of issuance of the Series B Preferred Stock Warrants and the New Common Stock Warrants, respectively as such warrants were recorded at fair value. Total issuance costs expensed from the issuances were charged to Change in fair value of warrant liability and amounted to $554,000.

Through various dates from issuance to December 31, 2023, the holders of 110,278 shares of Series B Preferred Stock converted their shares into 26,592,235 shares of Common Stock. Unamortized discounts to the Series B Preferred Stock of $6,063,000 were immediately recorded as a deemed dividend as of conversion date. Amortization and accretion of discounts from issuance date through December 31, 2023 amounted to $297,000, which were also recorded as a deemed dividend to the holders of Series B Preferred Stock. The total such deemed dividends amounted to $6,360,000 for the year ended December 31, 2023 and was recorded as a net loss available to common stockholders on the Company’s consolidated statement of operations.

The 38,335 shares of Series B Preferred Stock outstanding as of December 31, 2023, becomes mandatorily redeemable on October 15, 2025 in the amount of $3,833,500.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

For the year ended December 31, 2023, up to 2,668,548 shares of common stock are available for participants under the LTIP. 157,581 shares of restricted stock issued under the LTIP, were released with an intrinsic value of approximately $25,000. For the year ended December 31, 2022, 5,404 shares of restricted stock were released with an intrinsic value of approximately $324,000.

A summary of activity related to restricted stock awards for the years ended December 31, 2023 and 2022 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2022	7,328	$343.36
Granted	12,784	$118.30
Vested	(5,404)	$227.96
Forfeited	(601)	$206.26
Non-vested as of December 31, 2022	14,107	$189.45
Granted	964,041	$0.96
Vested	(157,581)	$9.57
Forfeited	(13,285)	$4.86
Non-vested as of December 31, 2023	807,282	$2.49

As of December 31, 2023, the unamortized compensation costs related to the unvested restricted stock awards was approximately $1,437,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.9 years.

2020 Stock Incentive Plan

A summary of activity related to restricted stock units under the Company’s 2020 Stock Plan for the years ended December 31, 2023 and 2022 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1,2022	4,403	$235.74
Granted	—	$—
Vested	(2,104)	$233.65
Forfeited	(138)	$227.00
Non-vested as of December 31, 2022	2,161	$238.33
Granted	—	$—
Vested	(2,000)	$231.44
Forfeited	(94)	$249.11
Non-vested as of December 31, 2023	67	$376.20

As of December 31, 2023, the unamortized compensation costs related to the unvested restricted stock units under the Company’s 2020 Stock Plan was approximately $6,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 0.2 years.

For the year ended December 31, 2023, 2,000 shares of restricted stock units were released under the 2020 Stock Plan with an intrinsic value of less than $1,000. For the year ended December 31, 2022, 2,104 shares of restricted stock units were released under the 2020 Stock Plan with an intrinsic value of approximately $68,000.

Inducement Grant

On September 13, 2021, the Company issued 3,100 shares of restricted common stock to Eric Almgren, the Company’s Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). As of December 31, 2023, the unamortized compensation cost related to the unvested September 2021 Inducement Grant was approximately $185,000 which is being amortized on a straight-line basis over a period of approximately 0.7 years. The Company recorded stock-based compensation of $255,000 related to this grant for twelve months ended December 31, 2023. As of December 31, 2023, 2,514 shares are unvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

For the twelve months ended December 31, 2023, 264 shares of restricted stock were released under the September 2021 Inducement Grant with an intrinsic value of less than $1,000.

2022 Plan

A summary of activity related to restricted stock units under the Company’s 2022 Plan for the year ended December 31, 2023 and 2022 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2022	—	$—
Granted	3,700	$52.00
Vested	—	$—
Forfeited	—	$—
Non-vested as of December 31, 2022	3,700	$52.00
Granted	—	$—
Vested	(919)	$52.00
Forfeited	(250)	$52.00
Non-vested as of December 31, 2023	2,531	$52.00

As of December 31, 2023, the unamortized compensation cost related to the unvested restricted stock units was approximately $118,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years.

For the year ended December 31, 2023, 919 shares of restricted stock units were released under the 2022 Plan with an intrinsic value of less than $1,000. For the year ended December 31, 2022, no stock units were released under the 2022 Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Also in connection with the February 2023 Offering, the Company entered into an amendment (the “Amendment”) to the securities purchase agreement, dated as of November 29, 2022, by and between the Company and certain institutional investors (the “November Purchase Agreement”) approved by a certain investor (the “November Investor”) who purchased at least 50.1% in interest of the shares of Common Stock and the pre-funded warrants to purchase shares of Common Stock, if any, based on the initial subscription amounts under the November Purchase Agreement, pursuant to Section 5.5 of the November Purchase Agreement. Pursuant to the Amendment, Section 4.11 of the November Purchase Agreement, which prohibits the Company’s ability to issue shares of Common Stock or Common Stock Equivalents (as defined in the November Purchase Agreement) or filing any registration statement or amendment or supplement thereto under the Securities Act, until ninety (90) days after the closing date of the transactions contemplated by the November Purchase Agreement, was amended to permit the offering discussed above and the issuance and sale of the securities offered and sold in such offering.

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

October 2023 Warrant Repurchase

On October 16, 2023, the Company and certain of its common stock warrants holders entered into an arrangement where the Company agreed to repurchase outstanding common stock purchase warrants exercisable for an aggregate of up to 4,646,678 shares of Common Stock, at an exercise prices ranging from $1.29 to $1.91 per share of Common Stock for a total of $2,323,000. The repurchased warrants were previously classified as equity warrants and at the date of repurchase a charge was recorded to additional paid-in capital.

Warrants for Common Shares

A summary of the warrant activity and related information for the year ended December 31, 2023 and 2022 is provided as follows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

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

During the year ended December 31, 2023, and excluding (i) the Warrant Inducement – May 2023, (ii) the Warrant Inducement - July 2023 (both described below) and (iii) the exercise of Pre-Funded Warrants, a total of 2,715 warrants to purchase common stock were exercised for cash, resulting in net proceeds of approximately $32,000. During the year ended December 31, 2022, other than the exercise of the Pre-Funded Warrants described Note 6 – December 2022 Offering, warrant holders did not exercise any warrants to purchase common stock.

Warrant Inducement – May 2023

On May 15, 2023, the Company entered into warrant exercise inducement offer letters (the “May Inducement Letters”) with the holders of common stock purchase warrants exercisable for an aggregate of up to 1,486,132 shares of common stock at an exercise price of $1.41 per share issued on April 12, 2023 (the “April Warrants”). The April Warrant holders agreed to exercise for cash April Warrants to purchase up to 1,486,132 shares of common stock in exchange for the Company’s agreement to issue 2,972,264 new warrants (the “May Inducement Warrants”) on substantially the same terms as the April Warrants. The Company received net proceeds of approximately $1.9 million from the exercise of the April Warrants. Each May Inducement Warrant is exercisable at a price per share of common stock of $1.33, which was equal to the Minimum Price (as defined by the Nasdaq Listing Rules).Each May Inducement Warrant is immediately exercisable upon issuance and will expire on the fifth anniversary of its issuance. The exercise price of the May Inducement Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. The May Inducement Warrants are callable by the Company at a redemption price of $0.50 per Inducement Warrant, provided that the resale of the shares of common stock underlying the May Inducement Warrants are then registered or may be resold under Rule 144 under the Securities Act.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2023 is as follows:

Warrants exercisable as of December 31, 2023 exclude warrants to purchase 100 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones and warrants to purchase 28,133,588 shares of common stock issued to investors that participated in the Inducement Agreement that requires shareholder approval prior to the warrants being exercisable. Additionally, warrants to purchase 207 shares of common stock which are shown above with a price of $1,580.00 are pre-funded warrants under which the holder shall pay $20.00 per share to complete the exercise.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2023 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2023	Life (years)	December 31, 2023

$0.15	28,203,694	4.9	70,106
$10.49	874,959	4.1	874,959
$99.70	1,944	3.6	1,944
$152.00	400	3.0	400
$200.00 - $4,360.00	35,881	1.6	35,781
$0.90 *	29,116,878	4.9	983,190

*Weighted Average

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

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2022 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2022	Life (years)	December 31, 2022

$14.00	1,187,145	4.92	1,080,001
$50.00	20,971	4.62	20,971
$99.70 - $261.00	18,434	2.64	16,390
$300.00 - $980.00	24,799	2.6	24,799
$1,580.00 - $12,500.00	1,766	0.29	1,766
$31.55 *	1,253,115	4.83	1,143,927

*Weighted Average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

7.	Income Taxes

The domestic and foreign components of loss before provision for income taxes for the years ended December 31, 2023 and 2022 were as follows:

(in thousands)	2023	2022
Domestic	$(18,562)	$(16,149)
Foreign	(155)	—
Total	$(18,717)	$(16,149)

The following represent components of the income tax expense for the years ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2023	2022
Current:
Federal	$—	$—
State	4	2
Foreign	—	—
Total current provision for income taxes	$4	$2
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred provision for income taxes	—	—
Total	$4	$2

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2023 and 2022 are presented below:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$20,268	$17,664
Accruals and reserves	840	201
Amortization of intangible assets	3,457	2,196
Stock based compensation	821	758
Lease liability	167	53
Other	3	—
Gross deferred tax assets	25,556	20,872
Valuation allowance	(25,335)	(20,762)
Total deferred tax assets	221	110
Deferred tax liabilities:
Prepaid expenses	(59)	(62)
Right-of-use assets	(162)	(33)
Other	—	(15)
Total deferred tax liabilities	(221)	(110)
Net deferred tax assets	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

7.	Income Taxes, continued

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is “more-likely-than-not” that the deferred tax assets will be realized; accordingly, a full valuation allowance was maintained, and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $4,573,000 and $5,198,000 during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had federal net operating loss carryforwards of $74,026,000. The federal net operating loss carryforwards will carryforward indefinitely but is subject to the 80% taxable income limitation.

As of December 31, 2023, the Company had state net operating loss carryforwards of $72,951,000 which will begin to expire in 2038.

As of December 31, 2023, the Company had foreign net operating loss carryforwards of $155,000. The foreign net operating loss carryforwards will begin to expire in 2038.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

Provision for income taxes for the years ended December 31, 2023 and 2022 differed from the amounts computed by applying the statutory federal income tax rate of 21% to the loss before provision for income taxes as a result of the following:

	Year Ended December 31,
	2023	2022
Effective tax rate reconciliation:
Income tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	—	—
Other permanent differences	1.3	3.5
Change in valuation allowance	(22.3)	(24.5)
Provision for income taxes	—%	—%

Tax positions are evaluated in a two-step process. The Company first determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not” recognition threshold it is then measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2023 and 2022 are zero.

The Company has not incurred any material tax interest or penalties as of December 31, 2023. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2018 through 2023 remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2023 and 2022, the Company has not accrued any penalties or interest related to uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

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

Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table reflects our lease assets and our lease liabilities at December 31, 2023 and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$616	$120

Liabilities:
Operating lease liabilities, current	$—	$154
Operating lease liabilities, non-current	$636	$39

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the consolidated balance sheets.

Lease Costs:

The components of lease costs were as follows (in thousands):

	December 31,
	2023	2022
Operating lease cost	$162	$100
Short term lease cost	48	43
Total lease cost	$210	$143

As of December 31, 2023, the maturity of operating lease liabilities was as follows:

(in thousands)
Payments due in:
Year ending December 31, 2024	$62
Year ending December 31, 2025	183
Year ending December 31, 2026	189
Year ending December 31, 2027	194
Year ending December 31, 2028	200
Thereafter	103
Total minimum lease payments	931
Less: Amounts representing interest	(295)
Present value of capital lease obligations	$636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

8.	Commitments and Contingencies, continued

Lease Term and Discount Rate:

December 31, 2023
Weighted-average remaining lease term (in years)	5.50
Weighted-average discount rate	13.0%

The discount rate was calculated by using the Company’s estimated incremental borrowing rate.

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating cash outflows from operating leases	$149	$153

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

For the years ended December 31, 2023 and 2022

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

For the years ended December 31, 2023 and 2022, Hansong Technology purchased modules from the Company of approximately $88,000 and $361,000, respectively, and made payments to the Company of approximately $254,000 and $191,000 respectively. At December 31, 2023 and 2022, Hansong Technology sold speaker products to the Company of approximately $128,000 and $1,891,000, respectively, and the Company made payments to Hansong Technology of approximately $1,223,000 and $1,831,000, respectively. At December 31, 2023 and 2022, the Company owed Hansong Technology approximately $250,000 and $874,000, respectively. At December 31, 2023 and 2022, Hansong Technology owed the Company approximately $4,000 and $170,000, respectively.

As of December 31, 2023 and December 31, 2022, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Common Stock.

David Howitt

Mr. Howitt has served as a member of the Company's board of directors since December 2021. Mr. Howitt is founder and CEO of Meriwether Group LLC, (“Meriwether”), a strategic consulting firm that works with disruptive consumer brands by integrating their visions, developing growth strategies, scaling their brands, and increasing revenue in order to build enterprise value. Meriwether is the manager of Meriwether Accelerators LLC (“Meriwether Accelerators”). Meriwether which is also majority-owned by Mr. Howitt, owns a 25% general partner interest in Meriwether Group Capital Hero Fund LP (“Meriwether Hero Fund”).

The Company was a party to a professional services agreement with Meriwether Accelerators, dated as of January 15, 2022, pursuant to which, the Company has agreed to pay Meriwether Accelerators (i) $7,500 per month for a period of six months; and (ii) issue 100 shares of common stock for each partnership brought to fruition as a result of Meriwether Accelerators' services and introduction, for up to 400 shares of common stock, which shares will have piggyback registration rights, in consideration for certain licensing services and strategic partnership collaborations to be provided by Meriwether Accelerators as set forth in such agreement. For the year ended December 31, 2022, the Company paid Meriwether Accelerators $45,000. The services agreement expired in 2022 and the Company did not issue any shares of common stock to Meriwether Accelerators under this agreement.

On September 8, 2023, the Company entered into a Loan and Security Agreement with Meriwether Hero Fund. Pursuant to the Loan and Security Agreement, Meriwether Hero Fund provided the Company with a term loan in the principal amount of $650,000 that was scheduled to mature on November 7, 2023, subject to further extension. The Company repaid the loan in full on December 7, 2023. See Note 4 Short-Term Loan for additional information.

As of December 31, 2023 and December 31, 2022, Mr. Howitt owned less than 1.0% of the outstanding shares of the Company's common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

10.	Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the years ended December 31, 2023 and 2022 was as follows:

	For the year ended
	December 31,
(in thousands)	2023	2022
North America	$1,045	$515
Asia Pacific	971	1,762
Europe	60	1,088
Other	7	—
Total	$2,083	$3,365

Substantially all of our long-lived assets are located in the United States.

11.Subsequent Events

2024 Bridge Note and Warrant

On January 22, 2024, the Company entered into securities purchase agreements with certain holders of Series B Preferred Stock Warrants, pursuant to which the Company agreed to issue to such holders promissory notes in the aggregate principal amount of $1,000,000 (the “2024 Bridge Promissory Notes”) and common stock purchase warrants (the “2024 Bridge Warrants”) to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $0.1482, in consideration for $600,000. Each of the 2024 Bridge Promissory Notes matures on the earlier to occur of: (i) July 17, 2024, and (ii) the full or partial exercise of certain Series B Preferred Stock Warrants then held by the applicable holder, issuable for at least 9,322 shares of the Series B Preferred Stock upon such full or partial exercise. Between January 26, 2024 and February 2, 2024, the 2024 Bridge Promissory Notes were paid back in full.

Conversion of Series B Preferred Stock

Between January 1, 2024 and March 27, 2024, holders of the Series B Preferred Stock converted 5,000 shares of Series B Preferred Stock into 1,205,690 shares of common stock.

February 2024 Unit Offering and Series B Preferred Stock Repurchase and Cancellation

On February 13, 2024, the Company completed a public offering (the “February 2024 Unit Offering”) of an aggregate of 23,734,000 units (the “February Units”) and 130,106,000 pre-funded units (the “February Pre-Funded Units”) for a purchase price of $0.065 per February Unit and $0.0649 per February Pre-Funded Unit, resulting in aggregate gross proceeds of approximately $10 million. Each February Unit consists of (i) one share of common stock, and (ii) one warrant (the “February Warrants”) to purchase one share of common stock (the “February Warrant Shares”), at an exercise price of $0.065 per share. Each February Pre-Funded Unit consists of (i) one pre-funded warrant (the “February Pre-Funded Warrants”) to purchase one share of common stock, and (ii) one February Warrant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

11.	Subsequent Events, continued

In addition, immediately following the February 2024 Unit Offering, on February 13, 2024, pursuant to letter agreements with certain holders of Series B Preferred Stock, the Company repurchased 62,657 outstanding shares of Series B Preferred Stock and cancelled 81,315 shares of Series B Preferred Stock Warrants to purchase up to 81,315 shares of Series B Preferred Stock, at a price of $6.3 million.

Between February 13, 2024 and March 14, 2024, all 130,106,000 February Pre-Funded Warrants were exercised resulting in the issuance of 129,968,679 shares of common stock.

February 14 Letter from Nasdaq

On February 14, 2024, the Company received the February 14 Letter from the Staff that the Staff had determined that as of February 14, 2024, the Company was in violation of the Low Priced Stocks Rule. As a result, the Staff determined to delist the Company’s securities from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to the Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company had requested a hearing before the Panel to appeal the February 14 Letter and to address all outstanding matters, including compliance with the Minimum Bid Price Requirement, the Low Priced Stocks Rule and the Stockholders’ Equity Requirement, which hearing was held on March 28, 2024; however, as of the date of this Report, the Panel has not yet rendered a decision. While the appeal process is pending, the suspension of trading of the Common Stock, will be stayed and the Common Stock will continue to trade on the Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. There are no assurances that an extension will be granted or that a favorable decision will be obtained from the Panel.

March 2024 Special Meeting

At a special meeting of the Company’s stockholders held on March 15, 2024, the Company’s stockholders approved (a) a proposal to amend the Certificate of Incorporation to authorize the Company’s board of the directors to increase the Company’s share capital stock from 220,000,000 shares to 320,000,000 shares, of which 300,000,000 shares shall be common stock (the “Charter Amendment to Increase Authorized Shares”), (b) a proposal to amend the Certificate of Incorporation to authorize the board of the directors to effect a reverse stock split of all outstanding shares of common stock, by a ratio in the range of one-for-five to one-for-one hundred and fifty, to be determined in the sole discretion of the Company’s board of the directors, (c) the issuance of 20% or more of the Company’s outstanding shares of common stock upon exercise of the New Common Stock Warrants issued to certain holders of the Series B Preferred Stock Warrants, for purposes of Rule 5635(d) of Nasdaq, (d) the issuance of 20% or more of the Company’s outstanding shares of common stock upon exercise of the 2024 Bridge Warrants, for the purposes of Nasdaq Rule 5635(d), and (e) the amendment to the LTIP to increase the annual share limit of common stock that may be issued only for the 2024 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding.

March 2024 Charter Amendment

On March 25, 2024, the Company filed a Charter Amendment to Increase Authorized Shares with the Secretary of State of the State of Delaware, which increased the number of authorized shares of capital stock from 220,000,000 shares to 320,000,000 shares, of which 300,000,000 shares are classified as common stock.

March 2024 Registered Direct Offering and Concurrent Private Placement

On March 26, 2024, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company issued and sold to such purchasers (i) 62,675,000 shares of common stock at a price of $0.03 per share and pre-funded warrants to purchase up to 14,001,478 shares of common stock, at an exercise price of $0.0001 per share, and (ii) common stock purchase warrants exercisable for an aggregate of up to 76,676,478 shares of common stock, at an exercise price of $0.04 per share, for aggregate gross proceeds of approximately $2.3 million.