Form 10-Q
period 2024-03-31
WISA TECHNOLOGIES, INC.
filed 2024-05-20
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of   May 17, 2024 is 4,665,559.

WISA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$2,763	$411
Accounts receivable	290	294
Inventories	2,579	2,737
Prepaid expenses and other current assets	606	641
Total current assets	6,238	4,083
Property and equipment, net	79	93
Other assets	613	647
Total assets	$6,930	$4,823

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$3,257	$2,320
Accrued liabilities	1,088	1,317
Total current liabilities	4,345	3,637
Warrant liabilities	4,621	5,460
Other liabilities	633	636
Total liabilities	9,599	9,733

Commitments and contingencies (Note 8)

Series B Convertible Redeemable Preferred Stock, par value $0.0001; 375,000 shares authorized; 0 and 38,335 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	247

Stockholders’ Deficit:
Common stock, par value $0.0001; 300,000,000 shares authorized; 1,757,195 and 222,380 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	241,665	241,884
Accumulated deficit	(244,335)	(247,042)
Total stockholders’ deficit	(2,669)	(5,157)
Total liabilities, convertible preferred stock and stockholders’ deficit	$6,930	$4,823
(1)	The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023 as well as a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2024 and 2023

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue, net	$255	$469
Cost of revenue	338	1,722
Gross deficit	(83)	(1,253)
Operating Expenses:
Research and development	1,715	1,893
Sales and marketing	929	1,294
General and administrative	1,431	1,362
Total operating expenses	4,075	4,549
Loss from operations	(4,158)	(5,802)

Interest expense, net	(1,265)	(723)
Change in fair value of warrant liabilities	8,129	5,604
Other expense, net	1	—
Income (loss) before provision for income taxes	2,707	(921)
Provision for income taxes	—	—
Net income (loss)	2,707	(921)
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	(5,842)	—
Net loss attributable to common stockholders	$(3,135)	$(921)
Net loss per common share - basic and diluted	$(5.35)	$(79.84)
Weighted average number of common shares used in computing net loss per common share	585,500	11,536

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023 as well as a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2024 and 2023

(in thousands, except share and per share data)

(unaudited)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	38,335	$247	222,380	$1	$241,884	$(247,042)	$(5,157)
Stock-based compensation	—	—	4	—	380	—	380
Cumulative effect of ASC 2020-06 adoption	—	116	—	—	(116)	—	(116)
Issuance of Series B preferred stock in connection with warrant exercise, net of discounts	29,322	386	—	—	—	—	—
Issuance of common stock in connection with conversion of Series B preferred stock	(5,000)	(325)	8,038	—	325	—	325
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	5,842	—	—	(5,842)	—	(5,842)
Repurchase of Series B preferred stock and Series B preferred stock warrants	(62,657)	(6,266)	—	—	824	—	824
Issuance of common stock, pre-funded units and warrants, net of offering costs	—	—	1,442,518	—	4,210	—	4,210
Issuance of common stock in connection with reverse split rounding-up for fractional shares	—	—	84,255	—	—	—	—
Net income	—	—	—	—	—	2,707	2,707
Balance as of March 31, 2024	—	$—	1,757,195	$1	$241,665	$(244,335)	$(2,669)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity/(Deficit)
Balance as of December 31, 2022	—	—	4,750	$1	$226,324	$(228,321)	$(1,996)
Stock-based compensation	—	—	—	—	499	—	499
Restricted stock awards cancelled	—	—	(0)	—	—	—	—
Issuance of common stock in connection with convertible promissory note	—	—	450	—	708	—	708
Issuance of common stock in connection with warrant exercise	—	—	5,723	—	8,202	—	8,202
Issuance of common stock and warrants, net of offering costs	—	—	9,470	—	1,271	—	1,271
Net loss	—	—	—	—	—	(921)	(921)
Balance as of March 31, 2023	—	—	20,393	$1	$237,004	$(229,242)	$7,763

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023 as well as a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2024 and 2023

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,707	$(921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	380	499
Depreciation and amortization	20	33
Amortization of debt discounts	1,260	719
Change in fair value of warrant liabilities	(8,129)	(5,604)
Changes in operating assets and liabilities:
Accounts receivable	4	47
Inventories	158	1,323
Prepaid expenses and other current assets	35	(271)
Other assets	34	22
Accounts payable	223	137
Accrued liabilities	(229)	(563)
Other liabilities	(3)	(39)
Net cash used in operating activities	(3,540)	(4,618)

Cash flows from investing activities:
Purchases of property and equipment	(6)	(14)
Net cash used in investing activities	(6)	(14)

Cash flows from financing activities:
Proceeds from issuance of short-term loan, net of issuance costs	600	—
Proceeds from issuance of common stock and prefunded warrants, net of issuance costs	11,517	6,968
Proceeds from exercise of warrants	714	32
Repurchase of Series B preferred stock and warrants	(6,266)	—
Repayment of finance lease	—	(6)
Repayment of short-term loan	(667)	—
Net cash provided by financing activities	5,898	6,994

Net increase in cash and cash equivalents	2,352	2,362
Cash and cash equivalents as of beginning of period	411	2,897
Cash and cash equivalents as of end of period	$2,763	$5,259

Supplemental disclosure of cash flow information:
Cash paid for interest	$272	$2
Cash paid for income taxes	$—	$—

Noncash Investing and Financing Activities:
Issuance of warrant liabilities in connection with financing	$8,701	$5,600
Deemed dividend on conversion of Series B preferred stock and repurchase of Series B preferred stock	$5,842	$—
Unpaid financings issuance costs	$714	$—
Cashless exercise of warrants	$587	$8,170
Warrant exercise in connection with loan settlement	$333	$—
Issuance of common stock in connection with Series B preferred stock	$325	$—
Issuance of common stock in connection with convertible promissory note	$—	$708
Deferred offering costs reclassed from prepaid expenses	$—	$(97)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

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

Nasdaq Compliance

On October 5, 2023, the Company received notice from the Listing Qualifications Staff (the “Staff”) of Nasdaq that the bid price of its listed securities had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Therefore, in accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until April 2, 2024, to regain compliance with the Minimum Bid Price Requirement.

On November 17, 2023, the Staff notified the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). The Company reported stockholders’ equity (deficit) of ($885,000) in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and, as a result, did not satisfy the Stockholders’ Equity Requirement pursuant to Listing Rule 5550(b)(1).

On February 14, 2024, the Company received notice (the “February 14 Letter”) from the Staff that the Staff had determined that as of February 14, 2024, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days triggering application of Listing Rule 5810 (c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). As a result, the Staff determined to delist the Company’s securities from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company requested a hearing before the Panel to appeal the February 14 Letter and to address all outstanding matters, including compliance with the Minimum Bid Price Requirement, the Low Priced Stocks Rule and the Stockholders’ Equity Requirement, which hearing was held on March 28, 2024. On April 5, 2024, the Panel issued a decision (the “April 2024 Decision”) granting the Company’s request for continued listing on the Nasdaq Capital Market, subject to the Company regaining compliance with (a) the Minimum Bid Price Requirement pursuant to Listing Rule 5550 (a)(2) by April 28, 2024, and (b) the Stockholders’ Equity Requirement pursuant to Listing Rule 5550 (b)(1) by June 28, 2024.

On April 29, 2024, the Company received a letter (the “April 29 Letter”) from Nasdaq notifying the Company that it has regained compliance with the Minimum Bid Price Requirement pursuant to Listing Rule 5550 (a)(2), as required by the April 2024 Decision. The Company will be subject to a mandatory panel monitor for a period of one year from April 29, 2024 pursuant to Nasdaq Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Minimum Bid Price Requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810 (c)(3). Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Reverse Stock Splits

April 2024 Reverse Stock Split

On April 4, 2024, the Board approved a 1-for-150 reverse stock split (the “April 2024 Reverse Stock Split”) of our outstanding shares of common stock and authorized the filing of a certificate of amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware (the “Certificate of Amendment”) to effect the April 2024 Reverse Stock Split. On April 12, 2024, the April 2024 Reverse Stock Split was effected and the condensed consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the April 2024 Reverse Stock Split. The common stock began trading on a split-adjusted basis at the start of trading on April 15, 2024. Unless otherwise indicated, the information presented in this Quarterly Report on Form 10-Q (this “Report”) gives effect to the April 2024 Reverse Stock Split.

January 2023 Reverse Stock Split

On January 24, 2023, the Board approved a 1-for-100 reverse stock split (the “January 2023 Reverse Stock Split”) of our outstanding shares of common stock and authorized the filing of a certificate of amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect the January 2023 Reverse Stock Split. On January 26, 2023, the January 2023 Reverse Stock Split was effected and the condensed consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the January 2023 Reverse Stock Split. The common stock began trading on a split-adjusted basis at the start of trading on January 27, 2023. Unless otherwise indicated, the information presented in this Report gives effect to the January 2023 Reverse Stock Split.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements reflect the accounts of WISA Technologies, Inc. and its wholly-owned subsidiaries, WISA Technologies Korea, LTD, a Korean limited company, which was established in September 2022, and WiSA, LLC, a Delaware limited liability company. All intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to prior periods’ condensed consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income (loss), total assets or stockholders’ deficit.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of March 31, 2024 and December 31, 2023, there was no allowance for credit losses. As of March 31, 2024, the Company had three customers accounting for 58%, 16%,and 10% of accounts receivable. As of December 31, 2023, the Company had two customers accounting for 71% and 20% of accounts receivable. The Company had three customers accounting for 35%, 29% and 21% of its net revenue for the three months ended March 31, 2024. The Company had four customers accounting for 25%, 19%, 14% and 13% of its net revenue for the three months ended December 31, 2023.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The carrying value of the Company’s borrowings and capital lease liabilities approximates fair value based upon borrowing rates currently available to the Company for loans and capital leases with similar terms. The Company’s Warrant liabilities are the only financial instrument that is adjusted to fair value on a recurring basis.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

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

Warrants for Common Shares, Convertible Redeemable Preferred Shares, and Derivative Financial Instruments

Warrants for our common shares, convertible redeemable preferred shares, and derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as equity or liabilities. The Company assesses classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

During the three months ended March 31, 2024 and 2023, net revenue consisted of the following:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Components	$159	$327
Consumer Audio Products	96	142
Total	$255	$469

Contract Balances

The Company receives payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when the Company has a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. The Company does not have any material contract assets as of March 31, 2024 and December 31, 2023. During the three month ended March 31, 2024, the Company did not recognize any revenue that was included in the contract liabilities balance as of December 31, 2023.

	March 31,	December 31,
(in thousands)	2024	2023
Contract Liabilities	$13	$19

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Research and Development

Research and development costs are charged to operations as incurred and includes salaries, consulting expenses and an allocation of facility costs.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three months ended March 31, 2024 and 2023 were $147,000 and $155,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2024 and 2023, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three months ended March 31, 2024 and 2023.

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

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, Series A 8% Senior Convertible Preferred Stock (“Series A Preferred Stock”), warrants exercisable for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities. Net loss is adjusted for any deemed dividends to preferred stockholders to compute income available to common stockholders.

For the three months ended March 31, 2024, warrants to purchase 1,985,138 shares of common stock, 5,362 shares of restricted stock, 17 shares of restricted stock issued under an inducement grant and 14 shares underlying restricted stock units, have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

For the three months ended March 31, 2023, warrants to purchase 17,873 shares of common stock, 94 shares of restricted stock, 19 shares of restricted stock issued under an inducement grant and 39 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of March 31, 2024 and December 31, 2023. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the condensed consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2024 and December 31, 2023, the Company recognized no interest and penalties.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The Company adopted this standard on January 1, 2024 using the modified retrospective method by applying the ASU to financial instruments outstanding as of January 1, 2024, with the cumulative effect of adoption recognized at that date through an adjustment to the opening balance of retained earnings. As such, the Company adopted the standard by eliminating any unamortized discount to the Series B Preferred Stock for the beneficial conversion feature. The cumulative effect of ASU 2020-06 adoption adjusted against additional paid-in-capital due to the absence of retained earnings on January 1, 2024 amounted to $116,000.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities. Furthermore, the Update improves disclosures used to assess income tax information that affects cash flow forecasts and capital allocation decisions. The Update is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis. The Company is currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, aiming to enhance the transparency and relevance of segment information provided in financial statements. The amendments in this Update require that a public entity disclose significant segment expenses, profit or loss and assets, etc. for each reportable segment, on an annual and interim basis. The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

2.	Going Concern

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of March 31, 2024, the Company had cash and cash equivalents of $2.8 million and reported net cash used in operations of $3.5 million during the three months ended March 31, 2024. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to attain profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

Based on current operating levels, the Company will need to raise additional funds in the next 12 months by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through sales of its securities in public and private markets, proceeds from the exercise of warrants to purchase common stock and the sale of convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this Report.

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

3.	Balance Sheet Components

Inventories (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$608	$621
Finished goods	1,971	2,116
Total inventories	$2,579	$2,737

Property and equipment, net (in thousands):

	March 31,	December 31,
	2024	2023
Machinery and equipment	$744	$741
Tooling	14	11
	758	752
Less: Accumulated depreciation and amortization	(679)	(659)
Property and equipment, net	$79	$93

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

3.	Balance Sheet Components, continued

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $20,000 and $33,000, respectively.

Accrued liabilities (in thousands):

	March 31,	December 31,
	2024	2023
Accrued vacation	$401	$418
Accrued rebate	215	215
Accrued audit fees	194	211
Accrued lease liability, current portion	20	—
Accrued compensation	—	127
Accrued other	258	346
Total accrued liabilities	$1,088	$1,317

4.	Borrowings

Convertible Promissory Note

On August 15, 2022, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”), by and between the Company and an institutional investor (the “Convertible Note Investor”), pursuant to which the Company agreed to issue to the Investor a senior secured convertible note in the principal amount of $3,600,000 (the “Convertible Note”) and a warrant (the “August Warrant”) to purchase up to 140 shares of the Company’s common stock, at an initial exercise price of $14,955.00 per share (the “Exercise Price”), in consideration for $3,000,000. Pursuant to the August Purchase Agreement, upon the closing of the private placement, pursuant to which Maxim Group LLC (“Maxim”) acted as placement agent (the “Private Placement”), the Company received gross proceeds of $3,000,000. After the deduction of banker fees, commitment fees and other expenses associated with the transaction, the Company received net proceeds of $2,483,000. The Company used the net proceeds primarily for working capital and general corporate purposes.

The Convertible Note matured on August 15, 2024, does not bear interest and ranks senior to the Company’s existing and future indebtedness and is secured to the extent and as provided in the Security Agreements. The Convertible Note is convertible in whole or in part at the option of the Convertible Note Investor into shares of Common stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note defines “Conversion Price” as equal to the lesser of (a) 90% of the average of the five lowest daily VWAPs (as defined in the Convertible Note) during the previous twenty trading days prior to delivery to the Company of the Convertible Note Investor’s applicable notice of conversion (the “Conversion Notice”) and (b) $13,890.00 (the “Base Conversion Price”). The Base Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $75.00 per share (the “Floor Price”).

In connection with the Private Placement, the Company issued warrants to the Convertible Note Investor and Maxim to purchase common shares of 140 and 13, respectively (see Note 5 – Fair Value Measurements). The sum of the fair value of the warrants, the original issue discount for interest, issuance costs and the derivative liability for the embedded conversion feature for the August 2022 Notes were recorded as debt discounts totaling $2,509,000 to be amortized to interest expense over the respective term using the effective interest method. During the year ended December 31, 2023, the Company recognized $737,000 of interest expense from the amortization of debt discounts and repayment of the convertible note payable in April 2023.

In connection with the Private Placement, the Company entered into a placement agency agreement with Maxim (the “Placement Agency Agreement”), and agreed to issue to Maxim, a warrant to purchase up to an aggregate of 13 shares of Common Stock (the “Maxim Warrant”) at an initial exercise price of $14,955.00 per share, which is exercisable at any time on or after the six-month anniversary of the closing date of the Private Placement and will expire on the fifth (5th) anniversary of its date of issuance.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

4.	Borrowings, continued

Effective August 24, 2022, the Company and the Investor agreed to amend Section 3.1(b) of the Convertible Note to provide that the Conversion Price could not be lower than the Floor Price until stockholder approval has been obtained, after which stockholder approval the Floor Price may be reduced to no lower than $37.50, subject to adjustment pursuant to the terms of the August 2022 Note. The changes were effected by cancellation of the Convertible Note and the issuance of a replacement senior secured convertible note (the “New Convertible Note”) to the Investor. The New Convertible Note contains identical terms as the Convertible Note, except for the amendment to the Section 3.1(b).

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

The New Convertible Note contained several embedded conversion features. The Company concluded that those conversion features require bifurcation from the New Convertible Note and subsequent accounting in the same manner as a freestanding derivative. The Company recognized a derivative liability of $286,000 upon execution of the note agreement and such amount was included in the $2,509,000 of debt discounts noted above. Subsequent changes in the fair value of these conversion features are measured at each reporting period and recognized in the consolidated statement of operations.

On November 28, 2022, the Company entered into a waiver of rights (the “Waiver”) with the New Convertible Note Investor, pursuant to which the New Convertible Note Investor agreed to waive certain prohibitions under the August Purchase Agreement with respect to the offering of units in December 2022 in exchange for the issuance by the Company, on the closing date of such offering, of an additional number of Series A warrants to purchase shares of Common Stock (“Series A Warrants”) and an additional number of Series B warrants to purchase shares of Common Stock (“Series B Warrants”) equal to the quotient obtained by dividing $750,000 by the public offering price for the units sold in the offering (such Warrants, the “Waiver Warrants”).

In connection with the public offering the Company consummated on December 1, 2022 (the “December 2022 Offering”), the Company issued 357 Series A Warrants and 357 Series B Warrants to the New Convertible Note Investor (See Note 6). The Company’s obligation to issue shares of common stock underlying the Waiver Warrants is expressly conditioned upon stockholder approval of all of the transactions contemplated by the August Purchase Agreement. At a Special Meeting of Stockholders held on January 24, 2023, the Company received stockholder approval of the transactions contemplated by the August Purchase Agreement. Additionally, as a result of the December 2022 Offering, the Base Conversion Price was adjusted to the Floor Price.

On February 1, 2023, the holder of the New Convertible Note converted approximately $708,000, a portion of the outstanding principal amount into 450 shares of the Company’s common stock.

On April 11, 2023, the Company paid $1,656,744 to the holder of the New Convertible Note which repaid the entirety of the outstanding balance and included the unpaid principal, interest through the payoff date, and a pre-payment premium of $276,000 which was recorded as a component of loss on debt extinguishment.

September 2023 Short-Term Loan Agreement

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

4.	Borrowings, continued

Borrowings under the Meriwether Loan bore interest at a rate per annum equal to 18%. On the maturity date, subject to any extension, the Company was obligated to make a payment equal to all unpaid principal and accrued interest. Pursuant to Meriwether Loan, the Company shall pay to the Meriwether Hero Fund a fully earned, non-refundable, origination fee in the amount of$50,000. The Company shall also pay to the Meriwether Hero Fund a fully earned, non-refundable, exit fee in the amount of $50,000 due and payable on the maturity date.

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

January 2024 Short-Term Loan Agreement

On January 19, 2024, the Company entered into promissory notes in the aggregate principal amount of $1,000,000 (the “January 2024 Promissory Notes”) and common stock purchase warrants to purchase up to an aggregate of 66,665 shares (the “January 2024 Warrant Shares”) of the Company’s common stock, at an initial exercise price of $22.23 per share with four accredited investors (each an “Investor” and together the “Investors”). In connection with the January 2024 Promissory Notes, the Company received gross proceeds of $600,000, before fees and other expenses associated with the transaction.

The January 2024 Promissory Note was to mature on the earlier to occur of: (i) July 17, 2024 and (ii) the full or partial exercise of certain Series B Preferred Stock purchase warrants currently held by the Investor, issuable for at least 9,322 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), upon such full or partial exercise. The January 2024 Promissory Notes do not bear interest except upon the occurrence of an Event of Default (as defined in the January 2024 Promissory Notes). The January 2024 Promissory Notes were not convertible into shares of Common Stock or Series B Preferred Stock.

Between the dates of January 26, 2024 and February 2, 2024, the January 2024 Promissory Notes were repaid in full following the exercise of certain of the Company’s Series B Preferred Stock purchase warrants for a total of 29,322 shares of Series B Preferred Stock. The 2024 Promissory Notes were settled via the payment of $667,000 in cash and a $333,000 offset to the amount due by one of the investor from the exercise of 9,322 Series B Preferred Stock purchase warrants.

In connection with the issuance of the January 2024 Warrant Shares (see Note 5 – Fair Value Measurements), the fair value of the warrants and the original issue discount for interest were recorded as debt discounts totaling $1,260,000. The debt discounts were to be amortized to interest expense over the respective term using the effective interest method. In connection with the full repayment of the January 2024 Promissory Notes, the Company recognized $1,260,000 of interest expense in the three months ended March 31, 2024.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by level within the fair value hierarchy, are as follows:

(in thousands)	March 31, 2024
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities	$—	$—	$4,621

(in thousands)	December 31, 2023
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:	—	—	—
Warrant liabilities	$—	$—	$5,460

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2024 or 2023.

Warrant Liabilities

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2024 and 2023. For March 31, 2024, the fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: common stock price of $3.15; exercise prices between $4.50 and $1,573.50; expected yield of 0.0%; expected volatility of 119.7%; risk-free interest rate between 4.21% and 4.40% and expected life between 3.4 and 5.0 years.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

5.	Fair Value Measurements, continued

	For the three month ended March 31,
(in thousands)	2024	2023
Beginning balance	$5,460	$8,945
Additions	8,701	5,600
Change in fair value	(8,129)	(5,604)
Exercise of warrant liabilities	(587)	(8,170)
Repurchase	(824)	—
Ending balance	$4,621	$771

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liabilities in the condensed consolidated statements of operations.

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity

Series B Preferred Stock, Series B Preferred Stock Warrants

On October 16, 2023, the Company consummated a public offering (the “October Public Offering”) for an aggregate of 87,000 Series B Units (“Series B Units”). Each Series B Unit consists of one share of the Company’s Series B Preferred Stock and two warrants, each to purchase one share of Series B Preferred Stock (“Series B Preferred Stock Warrant”). Each share of Series B Preferred Stock is convertible at the holder’s option at any time, through a two-year period, into the number of shares of the Company’s common stock determined by dividing the $100 stated value per share of the Series B Preferred Stock by a conversion price of $62.205 per share. Each share of Series B Preferred Stock is convertible into 1 share of common stock, and each Series B Preferred Stock Warrant entitles the holder to purchase one share of Series B Preferred Stock at an initial exercise price of $55 per share. Dividends are paid in additional fully paid and nonassessable Series B Preferred Stock, at a 20% dividend rate, non-cumulative. If any shares of Series B Preferred Stock are outstanding at the end of the two-year period, the holder would be entitled to a cash redemption value equal to the $100 stated value per share. The gross proceeds from the sale of Series B Units were $4,785,000, before broker fees and related expenses of approximately $830,000.

Exercise of Series B Preferred Stock Warrants

On December 6, 2023, the Company executed an Inducement Agreement (the “Inducement Agreement”) with the holders of Series B Preferred Stock Warrants, modifying the exercise price to $35.72 per warrant. Any holder that exercises Series B Preferred Stock Warrants under the Inducement Agreement received a new Common Stock Warrant (“New Common Stock Warrants”) for each Series B Preferred Stock Warrant exercised. Each New Common Stock Warrant entitles the holder to purchase 2 shares of Common Stock at an initial exercise price of $22.23 per New Common Stock Warrant.

Due to certain price protections included with the New Common Stock Warrants, the warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Total proceeds from the exercise of 61,613 Series B Preferred Stock Warrants of $2,264,000 through December 31, 2023, and the remaining fair value of the Series B Preferred Stock Warrant liability immediately prior to the exercise of $1,628,000 resulted in a total of $3,892,000 recorded for the new 61,613 shares of Series B Preferred Stock, of which $3,322,000 was allocated to the Common Stock Warrants liability based on their fair value and $569,000 was allocated to the Series B Preferred Stock using the residual method of allocation. In connection with this new issuance, the Company has recorded additional discounts to the Series B Preferred Stock for a beneficial conversion feature of $196,000, the Common Stock Warrants of $3,322,000 and issuance costs of $146,000. The Company also accretes to Series B Preferred Stock, against additional paid in capital as a deemed dividend, for the difference between the total proceeds of $35.72 per share of Series B Preferred Stock and the full redemption price of $100 per share. The Company uses the effective interest method to calculate the accretion amount for each period. All 61,613 New Common Stock Warrants issued as a result of the exercise of Series B Preferred Stock Warrants were outstanding as of December 31, 2023.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Issuance costs of $429,000 and $125,000 were expensed on the date of issuance of the Series B Preferred Stock Warrants and the New Common Stock Warrants, respectively as such warrants were recorded at fair value. Total issuance costs expensed from the issuances were charged to Change in fair value of warrant liabilities and amounted to $554,000.

Through various dates from issuance to December 31, 2023, the holders of 110,278 shares of Series B Preferred Stock converted their shares into 177,282 shares of Common Stock. Unamortized discounts to the Series B Preferred Stock of $6,063,000 were immediately recorded as a deemed dividend as of conversion date. Amortization and accretion of discounts from issuance date through December 31, 2023 amounted to $297,000, which were also recorded as a deemed dividend to the holders of Series B Preferred Stock. The total such deemed dividends amounted to $6,360,000 for the year ended December 31, 2023 and was recorded as a net loss available to common stockholders on the Company’s consolidated statement of operations.

The 38,335 shares of Series B Preferred Stock outstanding as of December 31, 2023, were to become mandatorily redeemable on October 15, 2025 in the amount of $3,833,500.

Through various dates during the three months ended March 31, 2024, holders of Series B Preferred Stock warrants exercised their warrants into 29,332 shares of Series B Preferred Stock at an exercise price of $35.72 per warrant. For each exercised Series B Preferred Stock Warrant, the holder received one share of Series B Preferred Stock and one New Common Stock Warrant. Each New Common Stock Warrant entitles the holder to purchase 2 shares of Common Stock at an initial exercise price of $22.23 per New Common Stock Warrant. Due to certain price protections included with the New Common Stock Warrants, the warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Total proceeds from the exercise of the 29,332 Series B Preferred Stock Warrants amounted to $1,047,000, and the remaining fair value of the Series B Preferred Stock Warrant Liability immediately prior to the exercise of $587,000 resulted in a total of $1,634,000 recorded for the new 29,332 shares of Series B Preferred Stock, of which $1,188,000 was allocated to the New Common Stock Warrants liability based on their fair value and $446,000 was allocated to the Series B Preferred Stock using the residual method of allocation. In connection with this new issuance, the Company recorded additional discounts to the Series B Preferred Stock for the New Common Stock Warrants of $1,188,000 and issuance costs of $61,000. The Company also accretes to Series B Preferred Stock, against additional paid-in-capital as a deemed dividend, for the difference between the total proceeds of $35.72 per share of Series B Preferred Stock and the full redemption price of $100 per share. The Company uses the effective interest method to calculate the accretion amount for each period.

Issuance costs of $44,000 were expensed on the date of issuance of the New Common Stock Warrants, as such warrants were recorded at fair value.

Conversion of Series B Preferred Stock

Through various dates during the three months ended March 31, 2024, the holders of 5,000 shares of Series B Preferred Stock converted their shares into 8,038 shares of Common Stock. Unamortized discounts to the Series B Preferred Stock of $269,000 were immediately recorded as a deemed dividend as of conversion date.

February 2024 Series B Preferred Stock and Series B Preferred Stock Warrants Repurchase

On February 13, 2024, the Company and its Series B Preferred Stock and Series B Preferred Stock Warrants holders entered into an arrangement where the Company agreed to repurchase 62,657 Series B Preferred Stock shares and 81,315 Series B Preferred Stock warrants for a total of $6,266,000. Unamortized discounts to the Series B Preferred Stock of $5,381,000 were immediately recorded as a deemed dividend as of repurchase date. The remaining fair value of the Series B Preferred Stock Warrant Liability of $824,000 was adjusted against additional paid-in-capital on repurchase date.

Other Deemed Dividends

Amortization and accretion of discounts for all Series B Preferred Stock during the three months ended March 31, 2024 amounted to $192,000, which were also recorded as a deemed dividend to the holders of Series B Preferred Stock.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

The total of deemed dividends (as discussed in this section, the Conversion of Series B Preferred Stock and February 2024 Series B Preferred Stock and Series B Preferred Stock Warrants Repurchase sections above) amounted to $5,842,000 for the three months ended March 31, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s condensed consolidated statement of operations.

Common Stock

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. At a Special Meeting of Stockholders on January 24, 2023, the Company’s stockholders approved certain amendments to the LTIP to: (i) increase the annual share limit of Common Stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of Common Stock outstanding to 15% of the shares of Common Stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP), and (ii) permit immediately quarterly calculations based on the number of shares of Common Stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year. At a Special Meeting of Stockholders on March 15, 2024, the Company’s stockholders further approved an amendment to the LTIP to increase the annual share limit of Common Stock that may be issued only for the 2024 fiscal year under the LTIP from 8% of the shares of Common Stock outstanding to 15% of the shares of Common Stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP). As of March 31, 2024, up to 263,570 shares of common stock are available for participants under the LTIP.

A summary of activity related to restricted stock awards for the three months ended March 31, 2024 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2024	5,382	$374
Granted	—	$—
Vested	(20)	$38,930
Forfeited	—	$—
Non-vested as of March 31, 2024	5,354	$231

As of March 31, 2024, the unamortized compensation costs related to the unvested restricted stock awards was approximately $1,138,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 0.7 years.

For the three months ended March 31, 2024, 20 shares of restricted stock units were released under the LTIP with an intrinsic value of less than $1,000. For the three months ended March 31, 2023, no shares of restricted stock issued under the LTIP, were released.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

2020 Stock Incentive Plan

A summary of activity related to restricted stock units under the Company’s 2020 Stock Incentive Plan for the three months ended March 31, 2024 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2024	1	$56,430
Granted	—	$—
Vested	(1)	$56,430
Forfeited	—	$—
Non-vested as of March 31, 2024	—	$—

As of March 31, 2024, there was no unamortized compensation costs.

For the three months ended March 31, 2024, 1 share of restricted stock units was released under the 2020 Stock Incentive Plan with an intrinsic value of less than $1,000. For the three months ended March 31, 2023, no shares of restricted stock, issued under the 2020 Stock Incentive Plan, were released.

Inducement Grant

On September 13, 2021, the Company issued 21 shares of restricted common stock to Eric Almgren, the Company’s Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). As of March 31, 2024, the unamortized compensation cost related to the unvested September 2021 Inducement Grant was approximately $121,000 which is being amortized on a straight-line basis over a period of approximately 0.5 years. The Company recorded stock-based compensation of $64,000 related to this grant for three months ended March 31, 2024. As of March 31, 2024, 16 shares are unvested.

For the three months ended March 31, 2024, no shares of restricted stock were released under the September 2021 Inducement Grant.

2022 Plan

A summary of activity related to restricted stock units under the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) for the three months ended March 31, 2024 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2024	17	$7,800
Granted	—	$—
Vested	(3)	$7,800
Forfeited	—	$—
Non-vested as of March 31, 2024	14	$7,800

As of March 31, 2024, the unamortized compensation cost related to the unvested restricted stock units was approximately $106,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years.

For the three months ended March 31, 2024, 3 shares of restricted stock units were released under the 2022 Plan with an intrinsic value of less than $1,000. For the three months ended March 31, 2023, no shares of restricted stock units were released under the 2022 Plan.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

February 2023 Offering

On January 31, 2023, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 1,344 shares of common stock and pre-funded warrants (the “February 2023 Pre-Funded Warrants”) to purchase up to 2,545 shares of common stock, at an exercise price of $0.015 per share of common stock, and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 5,833 shares of common stock, at an initial exercise price of $1,573.50 per share of common stock (the “February 2023 Offering”). In February and March of 2023, all the February 2023 Pre-Funded Warrants were exercised for cash.

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

March 2023 Offering

On March 27, 2023, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 5,581 shares of common stock of the Company and (ii) in a concurrent private placement, common stock purchase warrants, exercisable for an aggregate of up to 11,163 shares of common stock, at an initial exercise price of $286.50 per share (the “March 2023 Offering”).

On March 29, 2023, the Company closed the March 2023 Offering and received net proceeds of approximately $1.6 million, after deducting fees payable to the financial advisor and other offering expenses.

April 2023 Offering

On April 7, 2023, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold to such investors (i) in a registered direct offering, 4,954 shares of common stock of the Company and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 9,908 shares of Common Stock, at an initial exercise price of $211.50 per share of Common Stock (the “April 2023 Offering”).

On April 12, 2023, the Company closed the April 2023 Offering and received net proceeds of approximately $1.0 million, after deducting fees payable to the financial advisor and other offering expenses.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

October 2023 Warrant Repurchase

On October 16, 2023, the Company and certain of its common stock warrants holders entered into an arrangement where the Company agreed to repurchase outstanding common stock purchase warrants exercisable for an aggregate of up to 30,978 shares of Common Stock, at an exercise prices ranging from $193.50 to $286.50 per share of Common Stock for a total of $2,323,000. The repurchased warrants were previously classified as equity warrants and at the date of repurchase a charge was recorded to additional paid-in capital.

February 2024 Issuance of Common Stock and Pre-Funded Common Stock Warrants

On February 13, 2024, the Company consummated a public offering (the “February Public Offering”) of 158,227 units (the “February Units”) and 867,373 pre-funded units (the “February Pre-Funded Units”). Each February Unit was issued at $9.75 per unit and included one share of common stock and one common stock warrant (the “February Common Warrants”) exercisable for one share of common stock at a $9.75 exercise price. Each February Pre-Funded Unit was issued at $9.735 per unit and included one pre-funded common stock warrant (the “February Pre-Funded Warrants”), exercisable for one share of common stock at an initial exercise price of $0.015 and one February Common Warrant. The gross proceeds from the issuance of the February Units and the February Pre-Funded Units was $1,543,000 and $8,444,000, respectively, for total aggregate proceeds of $9,987,000 before broker fees and related expenses of approximately $998,000. As a result of certain price protection clauses, the February Common Warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Accordingly, of the $9,987,000 gross proceeds from the February public offering, an amount of $6,308,000, representing the fair value of the February Common Warrants as of the issuance date was allocated to the February Common Warrants liability, with the residual proceeds of $3,679,000 allocated to the Common Stock and February Pre-Funded Warrants, which met the criteria for equity classification.

Of the gross broker fees and related expenses of approximately $998,000, the Company allocated $368,000 to the issued Common Stock and February Pre-Funded Warrants, which were recorded as a reduction of additional paid-in-capital. The remaining issuance cost of $630,000 was allocated to the February Common Warrants and was expensed on the date of issuance as such warrants were recorded at fair value.

March 2024 Issuance of Common Stock, Prefunded Common Stock Warrants and Common Stock Warrants

On March 26, 2024, the Company entered into a Securities Purchase Agreement with certain purchasers where the Company issued 417,833 shares of common stock, 93,342 pre-funded common stock warrants (the “March Pre-Funded Warrants”) and common stock warrants (the “March Common Warrants”) to purchase up to 511,175 shares of common stock at an initial exercise price of $6.00 per share (known in aggregate as the “March 2024 Offering”). Total proceeds per the Securities Purchase Agreement amounted to $2,299,000 before broker fees and other related expenses of approximately $388,000. As a result of certain price protection clauses, the March Common Warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Accordingly, of the $2,299,000 gross proceeds from the March public offering, an amount of $1,227,000, representing the fair value of the March Common Warrants as of the issuance date was allocated to the March Common Warrants liability, with the residual proceeds of $1,072,000 allocated to the Common Stock and March Pre-Funded Warrants, which met the criteria for equity classification.

Of the gross broker fees and related expenses of approximately $388,000, the Company allocated $181,000 to the issued Common Stock and the March Pre-Funded Warrants, which were recorded as a reduction of additional paid-in-capital. The remaining issuance cost of $207,000 was allocated to the March Common Warrants and was expensed on the date of issuance as such warrants were recorded at fair value.

Warrants for Shares of Common Stock

A summary of the warrant activity and related information for the three months ended March 31, 2024 and the year ended 2023 is provided as follows.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

In connection with February 2023 Offering, the Company issued common stock purchase warrants to investors to purchase up to 5,833 shares of the Company’s common stock, at an initial exercise price of $1,573.50 per share. The grant date fair value of such warrants was $5,600,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the condensed consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $1,335.00; expected yield of 0.0%; expected volatility of 96%; risk-free interest rate of 3.67% and expected life of 5 years.

In connection with March 2023 Offering, the Company issued common stock purchase warrants to investors to purchase up to 11,163 shares of the Company’s common stock, at an initial exercise price of $286.50 per share. The grant date fair value of such warrant was $2,113,000, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $249.00; expected yield of 0.0%; expected volatility of 104%; risk-free interest rate of 3.67% and expected life of 5 years.

May 2023 Warrant Inducement

On May 15, 2023, the Company entered into warrant exercise inducement offer letters (the “May Inducement Letters”) with the holders of common stock purchase warrants exercisable for an aggregate of up to 9,907 shares of common stock at an initial exercise price of $211.50 per share issued on April 12, 2023 (the “April Warrants”). The April Warrant holders agreed to exercise for cash April Warrants to purchase up to 9,907 shares of common stock in exchange for the Company’s agreement to issue 19,815 new warrants (the “May Inducement Warrants”) on substantially the same terms as the April Warrants. The Company received net proceeds of approximately $1.9 million from the exercise of the April Warrants. Each May Inducement Warrant is exercisable at a price per share of common stock of $199.50, which was equal to the Minimum Price (as defined by the Nasdaq Listing Rules).

Each May Inducement Warrant is immediately exercisable upon issuance and will expire on the fifth anniversary of its issuance. The exercise price of the May Inducement Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. The May Inducement Warrants are callable by the Company at a redemption price of $75.00 per May Inducement Warrant, provided that the resale of the shares of common stock underlying the May Inducement Warrants are then registered or may be resold under Rule 144 under the Securities Act.

July 2023 Warrant Inducement

On July 26, 2023, the Company entered into warrant exercise inducement offer letters (the “July Inducement Letters”) with holders of the May Inducement Warrants pursuant to which the Company agreed to issue new inducement warrants (the “July Inducement Warrants”) to purchase a number of shares of Common Stock equal to 100% of the number of shares of Common Stock received upon exercise of the May Inducement Warrants during the period provided for in the July Inducement Letters, with such July Inducement Warrants to be issued on substantially the same terms as the May Inducement Warrants. The holders exercised 3,400 May Inducement Warrants pursuant to certain of the July Inducement Letters, and the Company received aggregate gross proceeds of approximately $678,000 from such exercises. In exchange for the exercises of the May Inducement Warrants, the Company issued July Inducement Warrants exercisable for an aggregate of up to 3,400 shares of common stock at an initial exercise price of $193.50 per share. The inducement offering period closed at 5:00 p.m. EDT on August 8, 2023.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Each July Inducement Warrant was immediately exercisable upon issuance and will expire on the fifth anniversary of its issuance. The exercise price of the July Inducement Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. The July Inducement Warrants are callable by the Company at a redemption price of $75.00 per July Inducement Warrant, provided that the resale of the shares of common stock underlying the July Inducement Warrants are then registered or may be resold under Rule 144 under the Securities Act.

During the three months ended March 31, 2023, 18 warrants to purchase common stock were exercised for cash, resulting in proceeds of approximately $32,000. In addition, during the three months ended March 31, 2023, 7,454 warrants were exercised using an alternative cashless exercise provision, resulting in the issuance 5,705 shares of common stock.

In connection with January 2024 Promissory Notes, the Company issued common stock purchase warrants to investors to purchase up to 66,665 shares of the Company’s common stock, at an initial exercise price of $22.23 per share. The grant date fair value of such warrant was $860,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the condensed consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $15.99; expected yield of 0.0%; expected volatility of 119%; risk-free interest rate of 4.31% and expected life of 5 years.

In connection with February Public Offering, the Company issued common stock purchase warrants to investors to purchase up to 1,025,600 shares of the Company’s common stock, at an initial exercise price of $9.75 per share. The grant date fair value of such warrant was $6,308,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the condensed consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $7.62; expected yield of 0.0%; expected volatility of 119%; risk-free interest rate of 4.31% and expected life of 5 years.

In connection with March 2024 Offering, the Company issued common stock purchase warrants to investors to purchase up to 511,175 shares of the Company’s common stock, at an initial exercise price of $6.00 per share. The grant date fair value of such warrant was $1,227,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the condensed consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $3.18; expected yield of 0.0%; expected volatility of 119%; risk-free interest rate of 4.21% and expected life of 5 years.

On March 26, 2024, the Company entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with certain holders of (i) the New Common Stock Warrants, (ii) the common stock purchase warrants dated January 23, 2024 (the “January 2024 Warrants”), and (iii) the February Common Warrants (together with the New Common Stock Warrants and the January 2024 Warrants, the “Original Warrants”), whereby the holders agreed to (i) amend the New Common Stock Warrants and the January 2024 Warrants so such warrants shall not be exercisable until one or more certificates of amendment to the Company’s certificate of incorporation, as amended, are filed with the Secretary of State of the State of Delaware to effectuate an increase in authorized shares of capital stock of the Company and a reverse stock split of the Company’s outstanding shares of common stock; and (ii) remove certain exercise price reset, right to reprice and/or share adjustment provisions in the Original Warrants, to be effective following the first adjustments following the April 2024 Reverse Stock Split.

During the three months ended March 31, 2024, and excluding the exercise of pre-funded warrants, no warrants to purchase common stock were exercised for cash or using the alternative cashless exercise provision.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

6.Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Information regarding warrants for common stock outstanding and exercisable as of March 31, 2024 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	March 31, 2024	Life (years)	March 31, 2024
$0.015 - $4.50	442,137	5.0	442,137
$6.00	1,536,938	5.0	163
$1,574.00	5,831	3.8	5,831
$14,955.00	12	3.4	12
$22,800 - $654,000	220	1.3	219
$15.44 *	1,985,138	5.0	448,362
*	Weighted average

Warrants exercisable as of March 31, 2024 exclude warrants to purchase 1 share of common stock issued to a marketing firm, which vest upon the achievement of certain milestones and warrants to purchase 1,536,775 shares of common stock issued to investors that participated in the February Public Offering and March 2024 Offering that requires shareholder approval prior to the warrants being exercisable.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2023 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2023	Life (years)	December 31, 2023
$22.50	188,025	4.9	467
$1,573.50	5,833	4.1	5,833
$14,955.00	13	3.6	13
$22,800.00	3	3.0	3
$30,000- $654,000	239	1.6	239
$135.00 *	194,113	4.9	6,555
*	Weighted Average

Warrants exercisable as of December 31, 2023 exclude warrants to purchase 1 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones and warrants to purchase 187,557 shares of common stock issued to investors that participated in the Inducement Agreement that requires shareholder approval prior to the warrants being exercisable.

7.	Income Taxes

The Company recorded no provision for income taxes for the three months ended March 31, 2024 and 2023.

The Company’s effective tax rate was 0.0% for the three months ended March 31, 2024 and 2023. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2024 and 2023 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

7.	Income Taxes, continued

As of March 31, 2024 and December 31, 2023, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three months ended March 31, 2024 and 2023 was calculated on a jurisdiction basis.

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

The following table reflects our lease assets and our lease liabilities at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Assets:
Operating lease right-of-use assets	$595	$616

Liabilities:
Operating lease liabilities, current	$20	$—
Operating lease liabilities, non-current	$633	$636

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the condensed consolidated balance sheets.

Lease Costs:

The components of lease costs were as follows (in thousands):

March 31, 2024
Operating lease cost	$53
Short term lease cost	8
Total lease cost	$61

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

8.	Commitments and Contingencies, continued

As of March 31, 2024, the maturity of operating lease liabilities was as follows (in thousands):

Payments due in:
Year ending December 31, 2024 (9 months remaining)	$59
Year ending December 31, 2025	185
Year ending December 31, 2026	190
Year ending December 31, 2027	196
Year ending December 31, 2028	201
Thereafter	98
Total minimum lease payments	929
Less: Amounts representing interest	(276)
Present value of capital lease obligations	$653

Lease Term and Discount Rate:

March 31, 2024
Weighted-average remaining lease term (in years)	5.25
Weighted-average discount rate	13.0%

The discount rate was calculated by using the Company’s estimated incremental borrowing rate.

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
March 31, 2024
Operating cash outflows from operating leases	$3

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

9.	Related Parties, continued

For the three months ended March 31, 2024 and 2023, Hansong Technology purchased modules from the Company of approximately $25,000 and $24,000, respectively, and made no payments to the Company during those same periods. At March 31, 2024 and 2023, Hansong Technology owed the Company approximately $29,000 and $190,000, respectively.

For the three months ended March 31, 2024 and 2023, Hansong Technology sold speaker products to the Company of approximately $0 and $36,000, respectively, and the Company made payments to Hansong Technology of approximately $25,000 and $256,000 respectively. At March 31, 2024 and 2023, the Company owed Hansong Technology approximately $225,000 and $1,118,000, respectively.

As of March 31, 2024 and December 31, 2023, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

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

As of March 31, 2024 and December 31, 2023, Mr. Howitt owned less than 1.0% of the outstanding shares of the Company’s common stock.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

10.	Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three months ended March 31, 2024 and 2023 was as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023
North America	$88	$153
Asia Pacific	87	297
Europe	80	19
Total	$255	$469

Substantially all of our long-lived assets are located in the United States.

11.	Subsequent Events

April 2024 Reverse Stock Split

On April 4, 2024, the Board approved the April 2024 Reverse Stock Split and authorized the filing of the Certificate of Amendment to effect such reverse stock split, which was effected on April 12, 2024.

Share Combination Event Adjustment for Certain Warrants

In connection with the April 2024 Reverse Stock Split and pursuant to the share combination event adjustment provisions of certain of the Company’s outstanding warrants, on April 22, 2024, (a) the aggregate number of shares of common stock underlying such warrants increased from an aggregate of up to 1,536,775 to an aggregate of up to 7,139,468, and (b) the exercise price of such warrants was downward adjusted to $1.8302 per share. Such shares will become exercisable upon receipt of stockholder approval for the issuance of such shares.

Nasdaq Decision and Partial Compliance Letter

On April 5, 2024, the Panel issued the April 2024 Decision granting the Company’s request for continued listing on the Nasdaq Capital Market, subject to the Company regaining compliance with certain requirements. On April 29, 2024, the Company received the April 29 Letter from Nasdaq notifying the Company that it has regained compliance with the Minimum Bid Price Requirement, as required by the April 2024 Decision. See Note 1 under the heading “Nasdaq Compliance.”

Initial April 2024 Registered Direct Offering and Concurrent Private Placement

On April 17, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 225,834 shares of common stock at $3.321 per share, and (ii) in a concurrent private placement, common stock purchase warrants (the “Initial April 2024 Warrants”) exercisable for an aggregate of up to 225,834 shares of common stock, at an initial exercise price of $3.196 per share (the “Initial April 2024 Registered Direct Offering and Concurrent Private Placement”).

The Initial April 2024 Warrants contain 4.99/9.99% beneficial ownership limitations, are exercisable upon issuance and expire on the fifth anniversary of the issuance date of such warrants. Issuance of shares of common stock upon “alternative cashless exercise” pursuant to the terms of such warrants is subject to stockholder approval.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

11.Subsequent Event, continued

The Initial 2024 Registered Direct Offering and Concurrent Private Placement closed on April 19, 2024 and the Company received gross proceeds of approximately $750,000 before deducting placement agent fees and other offering expenses payable by the Company.

On or about April 19, 2024, the investors in the Initial 2024 Registered Direct Offering and Concurrent Private Placement each entered into a warrant amendment agreement with the Company whereby such investors agreed to amend the “alternative cashless exercise” provision in Section 2(c) of the Initial April 2024 Warrants such that issuance of shares of common stock upon exercise of such “alternative cashless exercise” is subject to stockholder approval.

Second April 2024 Registered Direct Offering and Concurrent Private Placement

On April 19, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 361,904 shares of common stock at $5.25 per share, and (ii) in a concurrent private placement, common stock purchase warrants (the “Second April 2024 Warrants”) exercisable for an aggregate of up to 542,856 shares of common stock, at an initial exercise price of $5.06 per share (the “Second April 2024 Registered Direct Offering and Concurrent Private Placement”).

The Second April 2024 Warrants contain 4.99/9.99% beneficial ownership limitations, are exercisable upon issuance and expire on the fifth anniversary of the issuance date of such warrants. Issuance of shares of common stock upon “alternative cashless exercise” pursuant to the terms of such warrants is subject to stockholder approval.

The Second 2024 Registered Direct Offering and Concurrent Private Placement closed on April 23, 2024 and the Company received gross proceeds of approximately $1.9 million before deducting placement agent fees and other offering expenses payable by the Company.

Third April 2024 Registered Direct Offering and Concurrent Private Placement

On April 26, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 418,845 shares of common stock at $5.73 per share, and (ii) in a concurrent private placement, common stock purchase warrants (the “Third April 2024 Warrants”) exercisable for an aggregate of up to 418,845 shares of common stock, at an initial exercise price of $5.60 per share (the “Third April 2024 Registered Direct Offering and Concurrent Private Placement”).

The Third April 2024 Warrants contain 4.99/9.99% beneficial ownership limitations, are exercisable upon issuance and expire on the fifth anniversary of the issuance date of such warrants. Issuance of shares of common stock upon “alternative cashless exercise” pursuant to the terms of such warrants is subject to stockholder approval.

The Third 2024 Registered Direct Offering and Concurrent Private Placement closed on April 30, 2024 and the Company received gross proceeds of approximately $2.4 million before deducting placement agent fees and other offering expenses payable by the Company.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

11.Subsequent Event, continued

Initial May 2024 Registered Direct Offering and Concurrent Private Placement

On May 13, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 785,000 shares of common stock at $3.31 per share, and (ii) in a concurrent private placement, common stock purchase warrants (the “Initial May 2024 Warrants”) exercisable for an aggregate of up to 785,000 shares of common stock, at an initial exercise price of $3.18 per share (the “Initial May 2024 Registered Direct Offering and Concurrent Private Placement”).

The Initial May 2024 Warrants contain 4.99/9.99% beneficial ownership limitations, are exercisable upon issuance and expire on the fifth anniversary of the issuance date of such warrants. Issuance of shares of common stock upon “alternative cashless exercise” pursuant to the terms of such warrants is subject to stockholder approval.

The Initial May 2024 Registered Direct Offering and Concurrent Private Placement closed on May 15, 2024 and the Company received gross proceeds of approximately $2.6 million before deducting placement agent fees and other offering expenses payable by the Company.

Second May 2024 Registered Direct Offering and Concurrent Private Placement

On May 15, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 675,000 shares of common stock at $3.61 per share, and (ii) in a concurrent private placement, common stock purchase warrants (the “Second May 2024 Warrants”) exercisable for an aggregate of up to 675,000 shares of common stock, at an initial exercise price of $3.48 per share (the “Second May 2024 Registered Direct Offering and Concurrent Private Placement”).

The Second May 2024 Warrants contain 4.99/9.99% beneficial ownership limitations, are exercisable upon issuance and expire on the fifth anniversary of the issuance date of such warrants. Issuance of shares of common stock upon “alternative cashless exercise” pursuant to the terms of such warrants is subject to stockholder approval.

The Second May 2024 Registered Direct Offering and Concurrent Private Placement closed on May 17, 2024 and the Company received gross proceeds of approximately $2.4 million before deducting placement agent fees and other offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of WiSA Technologies, Inc.’s (“WiSA”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

Overview

We are an emerging technology company and our primary business focus is to enable immersive, wireless sound technology for intelligent devices and next-generation home entertainment systems. Our first generation product, which we continue to sell to consumer electronics companies, is based on our proprietary wireless modules. In 2023 we introduced our second generation technology, WiSA E. WiSA E is a proprietary technology that delivers seamless integration across platforms and devices, allowing for interoperable high-quality audio. WiSA E is System-on-Chip (SoC) agnostic, compatible with a wide range of SoCs and Wi-Fi agnostic, functioning efficiently across Wi-Fi compliant chips. Designed to be embedded into various devices, including TVs, mobile devices, set-top boxes, and projectors it provides interoperability between WiSA E audio source devices and playback equipment such as speakers, soundbars, subwoofers, smart speakers, and headphones, ensuring cost-effectiveness without compromising quality or performance.

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

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

Revenue for the three months ended March 31, 2024 was $255,000 a decrease of $214,000 or 46%, compared to the revenue for the three months ended March 31, 2023 of $469,000. The decrease was a result of lower Consumer Audio Product sales and Component revenue which decreased by $46,000 and $168,000, respectively compared to the three months ended March 31, 2023. The decrease in overall sales is primarily related to a slow-down in consumer spending on consumer electronics.

Gross Deficit and Operating Expenses

Gross Deficit

Gross deficit for the three months ended March 31, 2024 was ($83,000), an improvement of $1,170,000, compared to ($1,253,000) gross deficit for the three months ended March 31, 2023. The gross margin as a percent of sales was (33%) for the three months ended March 31, 2024, compared to (267%) for the three months ended March 31, 2023. The improvement in gross deficit and gross margin as a percent of sales compared to the prior period is mainly attributable to the fact that the three months ended March 31, 2023 included a $1.3 million increase in inventory reserves as a result of certain excess raw materials, primarily attributable to the out of balance inventory associated with longer lead time semiconductor chips whereas the three months ended March 31, 2024 did not have any increases to inventory reserves.

Research and Development

Research and development expenses for the three months ended March 31, 2024 were $1,715,000, a decrease of $178,000 compared to the research and development expenses for the three months ended March 31, 2023 of $1,893,000. The decrease in research and development expenses is primarily related to decreased consulting expenses of $109,000.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2024 were $929,000, a decrease of $365,000, compared to the sales and marketing expenses for the three months ended March 31, 2023 of $1,294,000. The decrease in sales and marketing expenses is primarily related to decreased salary and benefit expense of $174,000, and decreased consulting expenses and website expenses of $90,000 and $72,000, respectively.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 were $1,431,000, an increase of $69,000, compared to the general and administrative expenses for the three months ended March 31, 2023 of $1,362,000. The increase in general and administrative expenses is primarily related to increased investor relations expenses of $290,000, offset partially by deceased salary and benefit expense of $89,000 and legal fees of $110,000.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2024 was $1,265,000 an increase of $542,000, compared to the interest expense for the three months ended March 31, 2023 of $723,000. The increase for the three months ended March 31, 2024, was primarily due to the amortization of debt discounts associated with the January 2024 Promissory Note in the principal amount of $1,000,000 that the Company incurred in January 2024 and repaid in full in January 2024.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended March 31, 2024 was $8,129,000, compared to $5,604,000 for the three months ended March 31, 2023. The change in fair value of the warrant liability for the three months ended March 31, 2024 was due to the issuance of warrants in January 2024 associated with our short term note and the issuance of warrants in connection with our February Public Offering and March 2024 Offering, offset partially by the subsequent decrease in the price of our common stock price at March 31, 2024 compared to the price of our stock on the date of the warrant issuance as well as the decline in our stock price from December 31, 2023, related to existing warrant liabilities.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2024 were $2,763,000, compared to $411,000, as of December 31, 2023.

We recorded net income of $2,707,000 for the three months ended March 31, 2024 and used net cash in operating activities of $3,540,000. We incurred a net loss of $921,000 for the three months ended March 31, 2023 and used net cash in operating activities of $4,618,000. Excluding non-cash adjustments, the primary reasons for the decrease in the use of net cash from operating activities during the three months ended March 31, 2024, was related to a decrease in inventories and prepaid expenses and an increase in accounts payable, partially offset by a decrease in accrued liabilities.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In February 2023, we received net proceeds of approximately $5.3 million from the issuance of 3,889 shares of common stock (includes the exercise of 2,545 pre-funded warrants) and the issuance of 5,833 warrants to purchase common stock. In March 2023, we received net proceeds of approximately $1.6 million from the issuance of 5,581 shares of common stock and the issuance of 11,163 warrants to purchase common stock. In April 2023, we received net proceeds of approximately $1.0 million through the issuance of common stock and warrants. In May 2023, we received net proceeds of approximately $1.9 million in connection with a warrant inducement. In July 2023, we received net proceeds of approximately $0.6 million in connection with a warrant inducement. In September 2023, we secured a term loan in the principal amount of $650,000 from a related party. In October 2023, we received gross proceeds of approximately $4.8 million, prior to underwriting discounts, commissions, and offering expenses, from the issuance of 580 shares of preferred stock and the issuance of 1,160 warrants to purchase preferred stock. In December 2023, we received gross proceeds of approximately $2.1 million in connection with the Warrant Inducement Transaction. In January 2024, we received gross proceeds of $600,000 from the issuance of promissory notes and common stock purchase warrants to certain accredited investors. In February 2024, we received gross proceeds of approximately $10.0 million from the public offering of 1,025,600 units, with each unit consisting of one share of common stock (or pre-funded warrant in lieu thereof) and one warrant, each to purchase one (1) share of common stock. In March 2024 we received net proceeds of approximately $2.3 million from the issuance of 417,833 shares of common stock, 93,342 pre-funded common stock warrants and the issuance of 511,175 warrants to purchase common stock. We will need to raise additional proceeds via the issuance of equity securities and/or the sale of debt instruments in the second quarter of 2024 to fund operations for the third and fourth quarters of fiscal year 2024 (See Note 11 – Subsequent Events in Notes to Condensed Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures was effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Report have previously been included in Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”).

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

3.2

Certificate of Amendment to WiSA Technologies, Inc.’s Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 12, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2024).

4.1

Form of Promissory Note, dated January 23, 2024 by and between WiSA Technologies, Inc. and certain accredited investors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2024).

4.2

Form of Common Stock Purchase Warrant, dated January 23, 2024 by and between WiSA Technologies, Inc. and certain accredited investors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2024).

4.3	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024).
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024).
4.5	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2024).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2024).
10.1

Form of Securities Purchase Agreement, by and among the Company and certain accredited investors, dated January 22, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024).

10.2

Placement Agency Agreement, dated as of February 12, 2024, by and between WiSA Technologies, Inc. and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024).

10.3

Form of Securities Purchase Agreement by and among the Company and the investors signatory thereto, dated February 12, 2024 (incorporated by reference to Exhibit 10.79 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-276631), filed with the SEC on February 8, 2024).

10.4

Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-276631), filed with the SEC on February 5, 2024).

10.5	Form of Voting Agreement (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-276631), filed with the SEC on February 5, 2024).
10.6

Form of Warrant Amendment Agreement, by and between WiSA Technologies, Inc. and the signatories thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2024).

10.7

Placement Agency Agreement, dated as of March 26, 2024, by and between WiSA Technologies, Inc. and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2024).

10.8

Form of Securities Purchase Agreement, by and among the Company and certain purchasers, dated March 26, 2024 (incorporated by reference to the Company’s Current Report on Form 8 - K filed with the SEC on March 27, 2024).

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

WISA Technologies, Inc.

Date: May 20, 2024	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Gary Williams
Gary Williams
Vice President of Finance and Chief Accounting Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)