Form 10-Q
period 2024-06-30
WISA TECHNOLOGIES, INC.
filed 2024-08-14
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of   August 13, 2024 is 5,620,610.

WISA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$6,113	$411
Accounts receivable	117	294
Inventories	2,330	2,737
Prepaid expenses and other current assets	1,413	641
Total current assets	9,973	4,083
Property and equipment, net	65	93
Other assets	594	647
Total assets	$10,632	$4,823

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity / (Deficit)
Current Liabilities:
Accounts payable	$2,191	$2,320
Accrued liabilities	1,379	1,317
Total current liabilities	3,570	3,637
Warrant liabilities	25	5,460
Other liabilities	607	636
Total liabilities	4,202	9,733

Commitments and contingencies (Note 8)

Series B Convertible Redeemable Preferred Stock, par value $0.0001; 375,000 shares authorized; 0 and 38,335 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	247

Stockholders’ Equity / (Deficit):
Common stock, par value $0.0001; 300,000,000 shares authorized; 4,921,434 and 222,380 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	293,429	241,884
Accumulated deficit	(287,000)	(247,042)
Total stockholders’ equity / (deficit)	6,430	(5,157)
Total liabilities, convertible preferred stock and stockholders’ equity / (deficit)	$10,632	$4,823
(1)	The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated balance sheet as of that date.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2024 and 2023

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue, net	$345	$425	$600	$894
Cost of revenue	334	626	672	2,348
Gross profit (deficit)	11	(201)	(72)	(1,454)
Operating Expenses:
Research and development	1,789	1,933	3,504	3,826
Sales and marketing	865	1,089	1,794	2,383
General and administrative	2,762	1,470	4,193	2,832
Total operating expenses	5,416	4,492	9,491	9,041
Loss from operations	(5,405)	(4,693)	(9,563)	(10,495)

Interest expense, net	(4)	(37)	(1,269)	(760)
Change in fair value of warrant liabilities	(37,255)	246	(29,126)	5,850
Loss on debt extinguishment	—	(837)	—	(837)
Other expense, net	(1)	(3)	—	(3)
Loss before provision for income taxes	(42,665)	(5,324)	(39,958)	(6,245)
Provision for income taxes	—	2	—	2
Net loss	(42,665)	(5,326)	(39,958)	(6,247)
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	—	(5,842)	—
Net loss attributable to common stockholders	$(42,665)	$(5,326)	$(45,800)	$(6,247)
Net loss per common share - basic and diluted	$(11.89)	$(180.18)	$(21.95)	$(303.28)
Weighted average number of common shares used in computing net loss per common share	3,587,122	29,560	2,086,312	20,598

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

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2024 and 2023

(in thousands, except share and per share data)

(unaudited)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	38,335	$247	222,380	$1	$241,884	$(247,042)	$(5,157)
Stock-based compensation	—	—	4	—	380	—	380
Cumulative effect of ASU 2020-06 adoption	—	116	—	—	(116)	—	(116)
Issuance of Series B preferred stock in connection with warrant exercise, net of discounts	29,322	386	—	—	—	—	—
Issuance of common stock in connection with conversion of Series B preferred stock	(5,000)	(325)	8,038	—	325	—	325
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	5,842	—	—	(5,842)	—	(5,842)
Repurchase of Series B preferred stock and Series B preferred stock warrants	(62,657)	(6,266)	—	—	824	—	824
Issuance of common stock, pre-funded units and warrants, net of offering costs	—	—	1,442,518	—	4,210	—	4,210
Issuance of common stock in connection with reverse split rounding-up for fractional shares	—	—	84,255	—	—	—	—
Net income	—	—	—	—	—	2,707	2,707
Balance as of March 31, 2024	—	—	1,757,195	1	241,665	(244,335)	(2,669)
Stock-based compensation	—	—	255,915	—	241	—	241
Issuance of common stock in connection with warrant exercise	—	—	441,822	—	556	—	556
Issuance of common stock and warrants, net of offering costs	—	—	2,466,583	—	8,756	—	8,756
Issuance of common stock to vendors	—	—	—	—	360	—	360
Restricted stock awards cancelled	—	—	(82)	—	—	—	—
Release of vested restricted common stock	—	—	1	—	—	—	—
Conversion of liability warrants to equity warrants	—	—	—	—	41,851	—	41,851
Net loss	—	—	—	—	—	(42,665)	(42,665)
Balance as of June 30, 2024	—	—	4,921,434	$1	$293,429	$(287,000)	$6,430

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	—	—	4,750	$1	$226,324	$(228,321)	$(1,996)
Stock-based compensation	—	—	—	—	499	—	499
Restricted stock awards cancelled	—	—	(0)	—	—	—	—
Issuance of common stock in connection with convertible promissory note	—	—	450	—	708	—	708
Issuance of common stock in connection with warrant exercise	—	—	5,723	—	8,202	—	8,202
Issuance of common stock and warrants, net of offering costs	—	—	9,470	—	1,271	—	1,271
Net loss	—	—	—	—	—	(921)	(921)
Balance as of March 31, 2023	—	—	20,393	1	237,004	(229,242)	7,763
Stock-based compensation	—	—	—	—	481	—	481
Release of vested restricted common stock	—	—	1	—	—	—	—
Restricted stock awards cancelled	—	—	(1)	—	—	—	—
Issuance of common stock and warrants, net of offering costs	—	—	5,040	—	1,048	—	1,048
Issuance of common stock in connection with warrant exercise	—	—	9,908	—	1,894	—	1,895
Net loss	—	—	—	—	—	(5,326)	(5,326)
Balance as of June 30, 2023	—	—	35,341	$1	$240,427	$(234,568)	$5,861

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

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2024 and 2023

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(39,958)	$(6,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	777	980
Depreciation and amortization	48	65
Amortization of debt discounts	1,260	738
Change in fair value of warrant liability	29,126	(5,850)
Loss on extinguishment of convertible note payable	—	837
Changes in operating assets and liabilities:
Accounts receivable	177	172
Inventories	407	1,595
Prepaid expenses and other current assets	(418)	225
Other assets	53	47
Accounts payable	(534)	(1,105)
Accrued liabilities	46	(544)
Other liabilities	(29)	(39)
Net cash used in operating activities	(9,045)	(9,126)

Cash flows from investing activities:
Issuance of note receivable	(150)	—
Purchases of property and equipment	(20)	(16)
Net cash used in investing activities	(170)	(16)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with warrant exercise	556	—
Proceeds from issuance of common stock and warrants, net of offering costs	19,980	1,927
Proceeds from issuance of short-term loan, net of issuance costs	600	7,995
Proceeds from exercise of warrants	714	—
Repurchase of Series B preferred stock warrants	(6,266)	—
Repayment of short-term loan	(667)	—
Repayment of convertible note payable	—	(1,657)
Repayment of finance lease	—	(13)
Net cash provided by financing activities	14,917	8,252

Net decrease in cash and cash equivalents	5,702	(890)
Cash and cash equivalents as of beginning of period	411	2,897
Cash and cash equivalents as of end of period	$6,113	$2,007

Supplemental disclosure of cash flow information:
Cash paid for interest	$276	$20
Cash paid for income taxes	$—	$2

Noncash Investing and Financing Activities:
Conversion of liability warrants to equity warrants	$41,851	$—
Issuance of warrant liability in connection with financing	$8,701	$—
Deemed dividend on conversion of Series B preferred stock and repurchase of Series B preferred stock	$5,842	$—
Unpaid financings issuance costs	$421	$—
Cashless exercise of warrants	$587	$8,191
Issuance of common stock to vendors	$360	$—
warrant exercise in connection with loan settlement	$333	$—
Issuance of common stock in connection with Series B preferred stock	$325	$—
Issuance of warrant liability in connection with February 2023 offering	$—	$5,600
Issuance of common stock in connection with convertible promissory note	$—	$708
Record Right-of-Use Assets obtained in exchange for modified operating lease liabilities	$—	$554
Deferred offering costs reclassed from prepaid expenses	$—	$(97)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

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

Nasdaq Compliance

The Company is currently in compliance with the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), subject to the monitorings described below.

On April 29, 2024, Nasdaq notified the Company in a letter that the Company has regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550 (a)(2) (the “Minimum Bid Price Requirement”) as required by a hearing panel’s decision on April 5, 2024. The Company is subject to monitoring for a period of one year from the date of the letter. If, within that one-year monitoring period, Nasdaq’s Listing Qualifications staff (the “Staff”) finds the Company again out of compliance with the Minimum Bid Price Requirement, the Company will not be permitted to provide the Staff with a plan of compliance with respect to such deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period. Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with a hearings panel. The Company will have the opportunity to respond and present to the panel.

On July 3, 2024, Nasdaq notified the Company in a letter that the Company has regained compliance with the equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) as required by the panel’s April 5, 2024 decision. The Company is subject to monitoring for a period of one year from the date of the letter. If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Equity Rule, the Company will not be permitted to provide the Staff with a plan of compliance with respect to such deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period. Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with a hearings panel. The Company will have the opportunity to respond and present to the panel.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Reverse Stock Splits

April 2024 Reverse Stock Split

On April 4, 2024, the Board approved a 1-for-150 reverse stock split (the “April 2024 Reverse Stock Split”) of our outstanding shares of common stock and authorized the filing of a certificate of amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect the April 2024 Reverse Stock Split. On April 12, 2024, the April 2024 Reverse Stock Split was effected and the condensed consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the April 2024 Reverse Stock Split. The common stock began trading on a split-adjusted basis at the start of trading on April 15, 2024. Unless otherwise indicated, the information presented in this Quarterly Report on Form 10-Q (this “Report”) gives effect to the April 2024 Reverse Stock Split.

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

For the Three and Six Months Ended June 30, 2024 and 2023

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of June 30, 2024 and December 31, 2023, there was no allowance for credit losses. As of June 30, 2024, the Company had four customers accounting for 43%, 33%, 12%and 11% of accounts receivable. As of December 31, 2023, the Company had two customers accounting for 71% and 20% of accounts receivable.

The Company had four customers accounting for 33%, 27%, 20% and 11% of its net revenue for the three months ended June 30, 2024. The Company had four customers accounting for 28%, 27%, 19% and 10% of its net revenue for the six months ended June 30, 2024. The Company had four customers accounting for 35%, 13%, 12% and 11% of its net revenue for the three months ended June 30, 2023. The Company had two customers accounting for 29% and 17% of its net revenue for the six months ended June 30, 2023.

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

For the Three and Six Months Ended June 30, 2024 and 2023

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

Warrants for Common Shares, Convertible Redeemable Preferred Shares, and Derivative Financial Instruments

Warrants for our common shares, convertible redeemable preferred shares, and derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contain reset provisions that do not qualify for the scope exception are classified as equity or liabilities. The Company assesses classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

During the three months ended June 30, 2024 and 2023, net revenue consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Components	$314	$313	$473	$640
Consumer Audio Products	31	112	127	254
Total	$345	$425	$600	$894

Contract Balances

The Company receives payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when the Company has a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. The Company does not have any material contract assets as of June 30, 2024 and December 31, 2023. During the six month ended June 30, 2024, the Company did not recognize any revenue that was included in the contract liabilities balance as of December 31, 2023.

	June 30,	December 31,
(in thousands)	2024	2023
Contract Liabilities	$150	$19

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

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Research and Development

Research and development costs are charged to operations as incurred and includes salaries, consulting expenses and an allocation of facility costs.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and six months ended June 30, 2024 were $117,000 and $264,000, respectively. Advertising costs for the three and six months ended June 30,  2023 were $118,000 and $273,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2024 and 2023, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, warrants to purchase 9,793,531 shares of common stock, 260,441 shares of restricted stock, 16 shares of restricted stock issued under an inducement grant and 14 shares underlying restricted stock units, have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

As of June 30, 2023, warrants to purchase 37,572 shares of common stock, 69 shares of restricted stock, 18 shares of restricted stock issued under an inducement grant and 36 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of June 30, 2024 and December 31, 2023. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the condensed consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2024 and December 31, 2023, the Company recognized no interest and penalties.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The Company adopted this standard on January 1, 2024 using the modified retrospective method by applying the ASU to financial instruments outstanding as of January 1, 2024, with the cumulative effect of adoption recognized at that date through an adjustment to the opening balance of retained earnings. As such, the Company adopted the standard by eliminating any unamortized discount to the Series B Preferred Stock for the beneficial conversion feature. The cumulative effect of ASU 2020-06 adoption adjusted against additional paid-in-capital due to the absence of retained earnings on January 1, 2024 amounted to $116,000.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities. Furthermore, the Update improves disclosures used to assess income tax information that affects cash flow forecasts and capital allocation decisions. The Update is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis. The Company is currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” aiming to enhance the transparency and relevance of segment information provided in financial statements. The amendments in this Update require that a public entity disclose significant segment expenses, profit or loss and assets, etc. for each reportable segment, on an annual and interim basis. The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

2.	Going Concern

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of June 30, 2024, the Company had cash and cash equivalents of $6.1 million and reported net cash used in operations of $9.0 million during the six months ended June 30, 2024. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to attain profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

3.	Balance Sheet Components

Inventories (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$648	$621
Work in progress	22	—
Finished goods	1,660	2,116
Total inventories	$2,330	$2,737

Note receivable:

On June 13, 2024, the Company entered into a Senior Secured Promissory Note and Security Agreement (“Promissory Note and Security Agreement”) with an unaffiliated third-party company (“the Borrower”). Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $150,000 (“June 2024 Note”). The June 2024 Note matures on October 11, 2024. Borrowings under the June 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. Note receivable is included in other assets on the condensed consolidated balance sheets. There was no note receivable at December 31, 2023.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

3.Balance Sheet Components, continued

Property and equipment, net (in thousands):

	June 30,	December 31,
	2024	2023
Machinery and equipment	$758	$741
Tooling	14	11
	772	752
Less: Accumulated depreciation and amortization	(707)	(659)
Property and equipment, net	$65	$93

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 were approximately of $28,000 and $32,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 were approximately  $48,000 and $65,000, respectively.

Accrued liabilities (in thousands):

	June 30,	December 31,
	2024	2023
Accrued vacation	$448	$418
Accrued audit fees	161	211
Accrued legal fees	158	—
Accrued rebate	151	215
Customer advance	150	19
Accrued compensation	130	127
Accrued lease liability, current portion	67	—
Accrued other	114	327
Total accrued liabilities	$1,379	$1,317

4.	Borrowings

Convertible Promissory Note

On August 15, 2022, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”), by and between the Company and an institutional investor (the “Convertible Note Investor”), pursuant to which the Company agreed to issue to the Investor a senior secured convertible note in the principal amount of $3,600,000 (the “Convertible Note”) and a warrant to purchase up to 140 shares of the Company’s common stock, at an initial exercise price of $14,955.00 per share, in consideration for $3,000,000. Pursuant to the August Purchase Agreement, upon the closing of the private placement, pursuant to which Maxim Group LLC (“Maxim”) acted as placement agent (the “Private Placement”), the Company received gross proceeds of $3,000,000. After the deduction of banker fees, commitment fees and other expenses associated with the transaction, the Company received net proceeds of $2,483,000. The Company used the net proceeds primarily for working capital and general corporate purposes.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

4.	Borrowings, continued

The Convertible Note matured on August 15, 2024, does not bear interest and ranks senior to the Company’s existing and future indebtedness and is secured to the extent and as provided in the Security Agreements. The Convertible Note is convertible in whole or in part at the option of the Convertible Note Investor into shares of Common stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note defines “Conversion Price” as equal to the lesser of (a) 90% of the average of the five lowest daily VWAPs (as defined in the Convertible Note) during the previous twenty trading days prior to delivery to the Company of the Convertible Note Investor’s applicable notice of conversion and (b) $13,890.00 (the “Base Conversion Price”). The Base Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $75.00 per share (the “Floor Price”).

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

Effective August 24, 2022, the Company and the Investor agreed to amend Section 3.1(b) of the Convertible Note to provide that the Conversion Price could not be lower than the Floor Price until stockholder approval has been obtained, after which stockholder approval the Floor Price may be reduced to no lower than $37.50, subject to adjustment pursuant to the terms of the Convertible Note. The changes were effected by cancellation of the Convertible Note and the issuance of a replacement senior secured convertible note (the “New Convertible Note”) to the Investor. The New Convertible Note contains identical terms as the Convertible Note, except for the amendment to the Section 3.1(b).

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

4.	Borrowings, continued

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

September 2023 Short-Term Loan Agreement

On September 8, 2023, the Company entered into that certain Loan and Security Agreement with the Meriwether Group Capital Hero Fund LP (“Meriwether Hero Fund”). Pursuant to the Loan and Security Agreement, the Meriwether Hero Fund agreed to provide the Company with bridge financing in the form of a term loan in the original principal amount of $650,000, which term loan will be senior in priority to the Company’s present and future indebtedness (“Meriwether Loan”). The Meriwether Loan was to mature on November 7, 2023, subject to further extension. In addition, the Company had the right to request additional funding under the Loan and Security Agreement.

Borrowings under the Meriwether Loan bore interest at a rate per annum equal to 18%. On the maturity date, subject to any extension, the Company was obligated to make a payment equal to all unpaid principal and accrued interest. Pursuant to Meriwether Loan, the Company was required to pay to the Meriwether Hero Fund a fully earned, non-refundable, origination fee in the amount of$50,000. The Company was also required to pay to the Meriwether Hero Fund a fully earned, non-refundable, exit fee in the amount of $50,000 due and payable on the maturity date.

The Meriwether Loan also provided that all present and future indebtedness and the obligations of the Company to the Meriwether Hero Fund shall be secured by a first priority security interest in all real and personal property collateral of the Company.

The Meriwether Loan contained customary representations, warranties and affirmative and negative covenants. In addition, the Meriwether Loan contained customary events of default that entitle the Meriwether Hero Fund to cause the Company’s indebtedness under the Meriwether Loan to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the term loan.

On October 10, 2023, the Meriwether Hero Fund, agreed to extend the Meriwether Loan maturity date from November 7, 2023 to December 7, 2023, for a fee of $20,000.

On December 7, 2023, the Company repaid the full amount of the Meriwether Loan, including all fees and accrued interest.

January 2024 Short-Term Loan Agreement

On January 19, 2024, the Company issued promissory notes in the aggregate principal amount of $1,000,000 (the “January 2024 Promissory Notes”) and common stock purchase warrants to purchase up to an aggregate of 66,665 shares (the “January 2024 Warrant Shares”) of the Company’s common stock, at an initial exercise price of $22.23 per share with four accredited investors (each an “Investor” and together the “Investors”). In connection with the January 2024 Promissory Notes, the Company received gross proceeds of $600,000, before fees and other expenses associated with the transaction.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

4.	Borrowings, continued

The January 2024 Promissory Note was to mature on the earlier to occur of: (i) July 17, 2024 and (ii) the full or partial exercise of certain Series B Preferred Stock purchase warrants currently held by the Investor, issuable for at least 9,322 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), upon such full or partial exercise. The January 2024 Promissory Notes did not bear interest except upon the occurrence of an Event of Default (as defined in the January 2024 Promissory Notes). The January 2024 Promissory Notes were not convertible into shares of Common Stock or Series B Preferred Stock.

Between the dates of January 26, 2024 and February 2, 2024, the January 2024 Promissory Notes were repaid in full following the exercise of certain of the Company’s Series B Preferred Stock purchase warrants for a total of 29,322 shares of Series B Preferred Stock. The 2024 Promissory Notes were settled via the payment of $667,000 in cash and a $333,000 offset to the amount due by one of the investors from the exercise of 9,322 Series B Preferred Stock purchase warrants.

In connection with the issuance of the January 2024 Warrant Shares (see Note 5 – Fair Value Measurements), the fair value of the warrants and the original issue discount for interest were recorded as debt discounts totaling $1,260,000. The debt discounts were to be amortized to interest expense over the respective term using the effective interest method. In connection with the full repayment of the January 2024 Promissory Notes, the Company recognized $1,260,000 of interest expense in the six months ended June 30, 2024.

5.	Fair Value Measurements

The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

●	Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.
●	Level 2 – Pricing is provided by third-party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.
●	Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity. The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy, are as follows:

(in thousands)	June 30, 2024
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities	$—	$—	$25

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

5.Fair Value Measurements, continued

(in thousands)	December 31, 2023
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:	—	—	—
Warrant liabilities	$—	$—	$5,460

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2024 or 2023.

Warrant Liabilities

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2024 and 2023. For June 30, 2024, the fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: common stock price of $2.57; exercise prices between $3.196 and $1,574.00; expected yield of 0.0%; expected volatility of 143%; risk-free interest rate of 4.52% and expected life between 3.1 and 3.6 years.

During the three months ended June 30, 2024, the Company amended the terms of certain warrant agreements to remove certain exercise price reset, right to reprice and/or share adjustment provisions (“Reset Provisions”) following a reverse split, in addition to other revisions to the warrants. In April 2024, the Company effected the April 2024 Reverse Stock Split thereby removing the Reset Provisions (“Reset Amendment Effective Date”) and in accordance with provisions in certain of the warrants issued warrants to purchase an additional 5,602,693 shares of common stock. Accordingly, the Company remeasured the warrant liability for each of the amended warrants following the Reset Amendment Effective Date and recorded that amount to change in fair value of warrant liabilities with a corresponding increase to warrant liabilities. Following the Reset Amendment Effective Date, such warrants were no longer deemed to be liability warrants but were now classified as equity warrants. In connection with this reclassification the Company reclassed approximately $41.9 million from warrant liabilities to additional paid in capital.

	For the six months ended June 30,
(in thousands)	2024	2023
Beginning balance	$5,460	$8,945
Additions	8,701	5,600
Change in fair value	29,126	(5,850)
Exercise of warrant liabilities	(587)	(8,191)
Repurchase	(824)	—
Conversion of liability warrants to equity warrants	(41,851)	—
Ending balance	$25	$504

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liabilities in the condensed consolidated statements of operations.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity

Series B Preferred Stock, Series B Preferred Stock Warrants

On October 16, 2023, the Company consummated a public offering for an aggregate of 87,000 Series B Units (“Series B Units”). Each Series B Unit consists of one share of the Company’s Series B Preferred Stock and two warrants, each to purchase one share of Series B Preferred Stock (“Series B Preferred Stock Warrant”). Each share of Series B Preferred Stock is convertible at the holder’s option at any time, through a two-year period, into the number of shares of the Company’s common stock determined by dividing the $100 stated value per share of the Series B Preferred Stock by a conversion price of $62.205 per share. Each share of Series B Preferred Stock is convertible into 1 share of common stock, and each Series B Preferred Stock Warrant entitles the holder to purchase one share of Series B Preferred Stock at an initial exercise price of $55 per share. Dividends are paid in additional fully paid and nonassessable Series B Preferred Stock, at a 20% dividend rate, non-cumulative. If any shares of Series B Preferred Stock are outstanding at the end of the two-year period, the holder would be entitled to a cash redemption value equal to the $100 stated value per share. The gross proceeds from the sale of Series B Units were $4,785,000, before broker fees and related expenses of approximately $830,000.

Exercise of Series B Preferred Stock Warrants

On December 5, 2023, the Company executed an Inducement Agreement (the “Inducement Agreement”) with the holders of Series B Preferred Stock Warrants, reducing the exercise price to $35.72 per share of Series B Preferred Stock. Any holder that exercised Series B Preferred Stock Warrants under the Inducement Agreement received a new Common Stock Warrant (“New Common Stock Warrants”) for each Series B Preferred Stock Warrant exercised. Each New Common Stock Warrant entitles the holder to purchase 2 shares of common stock at an initial exercise price of $22.23 per share.

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

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

Through various dates during the six months ended June 30, 2024, holders of Series B Preferred Stock Warrants exercised their warrants into 29,332 shares of Series B Preferred Stock at an exercise price of $35.72 per share. For each exercised Series B Preferred Stock Warrant, the holder received one share of Series B Preferred Stock and one New Common Stock Warrant. Each New Common Stock Warrant entitles the holder to purchase 2 shares of Common Stock at an initial exercise price of $22.23 per share. Due to certain price protections included with the New Common Stock Warrants, the warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Total proceeds from the exercise of the 29,332 Series B Preferred Stock Warrants amounted to $1,047,000, and the remaining fair value of the Series B Preferred Stock Warrant Liability immediately prior to the exercise of $587,000 resulted in a total of $1,634,000 recorded for the new 29,332 shares of Series B Preferred Stock, of which $1,188,000 was allocated to the New Common Stock Warrants liability based on their fair value and $446,000 was allocated to the Series B Preferred Stock using the residual method of allocation. In connection with this new issuance, the Company recorded additional discounts to the Series B Preferred Stock for the New Common Stock Warrants of $1,188,000 and issuance costs of $61,000. The Company also accretes to Series B Preferred Stock, against additional paid-in-capital as a deemed dividend, for the difference between the total proceeds of $35.72 per share of Series B Preferred Stock and the full redemption price of $100 per share. The Company uses the effective interest method to calculate the accretion amount for each period.

Issuance costs of $44,000 were expensed on the date of issuance of the New Common Stock Warrants, as such warrants were recorded at fair value.

Conversion of Series B Preferred Stock

Through various dates during the six months ended June 30, 2024, the holders of 5,000 shares of Series B Preferred Stock converted their shares into 8,038 shares of Common Stock. Unamortized discounts to the Series B Preferred Stock of $269,000 were immediately recorded as a deemed dividend as of conversion date.

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

Other Deemed Dividends

Amortization and accretion of discounts for all Series B Preferred Stock during the six months ended June 30, 2024 amounted to $192,000, which were also recorded as a deemed dividend to the holders of Series B Preferred Stock.

The total of deemed dividends (as discussed in this section, the Conversion of Series B Preferred Stock and February 2024 Series B Preferred Stock and Series B Preferred Stock Warrants Repurchase sections above) amounted to $5,842,000 for the six months ended June 30, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s condensed consolidated statement of operations.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Common Stock

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. At a Special Meeting of Stockholders on January 24, 2023, the Company’s stockholders approved certain amendments to the LTIP to: (i) increase the annual share limit of Common Stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of Common Stock outstanding to 15% of the shares of Common Stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP), and (ii) permit immediately quarterly calculations based on the number of shares of Common Stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year. At a Special Meeting of Stockholders on March 15, 2024, the Company’s stockholders further approved an amendment to the LTIP to increase the annual share limit of Common Stock that may be issued only for the 2024 fiscal year under the LTIP from 8% of the shares of Common Stock outstanding to 15% of the shares of Common Stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP). As of June 30, 2024, up to 477,774 shares of common stock are available for grants to participants under the LTIP.

A summary of activity related to restricted stock awards for the six months ended June 30, 2024 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2024	5,382	$374.00
Granted	255,915	$2.64
Vested	(774)	$674.09
Forfeited	(82)	$681.69
Non-vested as of June 30, 2024	260,441	$9.22

As of June 30, 2024, the unamortized compensation costs related to the unvested restricted stock awards was approximately $1,620,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2 years.

For the six months ended June 30, 2024, 774 shares of common stock were issued upon vesting of outstanding restricted stock, pursuant to the LTIP with an intrinsic value of less than $2,000. For the six months ended June 30, 2023, 24 shares of common stock were issued upon vesting of outstanding restricted stock, pursuant to the LTIP with an intrinsic value of less than $5,000.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

2020 Stock Incentive Plan

A summary June 30, 2024 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2024	1	$56,430.00
Granted	—	$—
Vested	(1)	$56,430.00
Forfeited	—	$—
Non-vested as of June 30, 2024	—	$—

As of June 30, 2024, there was no unamortized compensation costs.

For the six months ended June 30, 2024, 1 share of common stock was issued upon vesting of outstanding restricted stock units pursuant to the 2020 Stock Incentive Plan with an intrinsic value of less than $1,000. For the six months ended June 30, 2023, no shares of common stock, issued under the 2020 Stock Incentive Plan, were released.

Inducement Grant

On September 13, 2021, the Company issued 21 shares of restricted common stock to Eric Almgren, the Company’s Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). As of June 30, 2024, the unamortized compensation cost related to the unvested September 2021 Inducement Grant was approximately $57,000 which is being amortized on a straight-line basis over a period of approximately 0.2 years. The Company recorded stock-based compensation of $64,000 and $128,000 related to this grant for three and six months ended June 30, 2024. As of June 30, 2024, 16 shares are unvested.

For the six months ended June 30, 2024, no shares of restricted stock were released under the September 2021 Inducement Grant.

2022 Plan

A summary of activity related to restricted stock units under the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) for the six months ended June 30, 2024 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2024	17	$7,800.00
Granted	—	$—
Vested	(3)	$7,800.00
Forfeited	—	$—
Non-vested as of June 30, 2024	14	$7,800.00

As of June 30, 2024, the unamortized compensation cost related to the unvested restricted stock units was approximately $94,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2 years.

For the six months ended June 30, 2024, 3 shares of common stock were issued upon vesting of outstanding restricted stock units pursuant to the 2022 Plan with an intrinsic value of less than $1,000. For the six months ended June 30, 2023, no shares of common stock, issued under the 2022 Plan, were released.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

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

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

February 2024 Issuance of Common Stock and Pre-Funded Common Stock Warrants

On February 13, 2024, the Company consummated a public offering (the “February Public Offering”) of 158,227 units (the “February Units”) and 867,373 pre-funded units (the “February Pre-Funded Units”). Each February Unit was issued at $9.75 per unit and included one share of common stock and one common stock warrant (the “February Common Warrants”) exercisable for one share of common stock at a $9.75 exercise price. Each February Pre-Funded Unit was issued at $9.735 per unit and included one pre-funded common stock warrant (the “February Pre-Funded Warrants”), exercisable for one share of common stock at an initial exercise price of $0.015 and one February Common Warrant. The gross proceeds from the issuance of the February Units and the February Pre-Funded Units were $1,543,000 and $8,444,000, respectively, for total aggregate proceeds of $9,987,000 before broker fees and related expenses of approximately $998,000. As a result of certain price protection clauses, the February Common Warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Accordingly, of the $9,987,000 gross proceeds from the February public offering, an amount of $6,308,000, representing the fair value of the February Common Warrants as of the issuance date was allocated to the February Common Warrants liability, with the residual proceeds of $3,679,000 allocated to the Common Stock and February Pre-Funded Warrants, which met the criteria for equity classification.

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

April 2024 Issuances of Common Stock and Common Stock Warrants

On April 17, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 225,834 shares of common stock at $3.321 per share, and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 225,834 shares of common stock, at an initial exercise price of $3.196 per share (the “Initial April 2024 Registered Direct Offering and Concurrent Private Placement”). The Initial 2024 Registered Direct Offering and Concurrent Private Placement closed on April 19, 2024 and the Company received gross proceeds of approximately $750,000 before deducting placement agent fees and other offering expenses of approximately $159,000.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

On April 19, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 361,904 shares of common stock at $5.25 per share, and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 542,856 shares of common stock, at an initial exercise price of $5.06 per share (the “Second April 2024 Registered Direct Offering and Concurrent Private Placement”). The Second 2024 Registered Direct Offering and Concurrent Private Placement closed on April 23, 2024 and the Company received gross proceeds of approximately $1.9 million before deducting placement agent fees and other offering expenses of approximately $268,000.

On April 26, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 418,845 shares of common stock at $5.73 per share, and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 418,845 shares of common stock, at an initial exercise price of $5.60 per share (the “Third April 2024 Registered Direct Offering and Concurrent Private Placement”). The Third 2024 Registered Direct Offering and Concurrent Private Placement closed on April 30, 2024 and the Company received gross proceeds of approximately $2.4 million before deducting placement agent fees and other offering expenses of approximately $298,000.

May 2024 Issuances of Common Stock and Common Stock Warrants

On May 13, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 785,000 shares of common stock at $3.31 per share, and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 785,000 shares of common stock, at an initial exercise price of $3.18 per share (the “Initial May 2024 Registered Direct Offering and Concurrent Private Placement”). The Initial May 2024 Registered Direct Offering and Concurrent Private Placement closed on May 15, 2024 and the Company received gross proceeds of approximately $2.6 million before deducting placement agent fees and other offering expenses of approximately $314,000.

On May 15, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 675,000 shares of common stock at $3.61 per share, and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 675,000 shares of common stock, at an initial exercise price of $3.48 per share (the “Second May 2024 Registered Direct Offering and Concurrent Private Placement”). The Second May 2024 Registered Direct Offering and Concurrent Private Placement closed on May 17, 2024 and the Company received gross proceeds of approximately $2.4 million before deducting placement agent fees and other offering expenses of approximately $290,000.

For the three months ended June 30, 2024, the Company’s board of directors approved the issuance of a total of 136,203 shares of common stock to two vendors for investor relations services. The fair value of such common shares was calculated to be $360,000 and was recorded to other assets and additional paid in capital. The fair value of such shares will be amortized over the service period of each agreement which ranged from 6 months to 12 months. The shares of common stock will be issued in July 2024.

Warrants for Shares of Common Stock

A summary of the warrant activity and related information for the six months ended June 30, 2024 and the year ended 2023 is provided as follows.

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

For the Three and Six Months Ended June 30, 2024 and 2023

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

May 2023 Warrant Inducement

On May 15, 2023, the Company entered into warrant exercise inducement offer letters with the holders of common stock purchase warrants exercisable for an aggregate of up to 9,907 shares of common stock at an initial exercise price of $211.50 per share issued on April 12, 2023 (the “April Warrants”). The April Warrant holders agreed to exercise for cash April Warrants to purchase up to 9,907 shares of common stock in exchange for the Company’s agreement to issue 19,815 new warrants (the “May Inducement Warrants”) on substantially the same terms as the April Warrants. The Company received net proceeds of approximately $1.9 million from the exercise of the April Warrants. Each May Inducement Warrant is exercisable at a price per share of common stock of $199.50, which was equal to the Minimum Price (as defined by the Nasdaq Listing Rules).

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

For the Three and Six Months Ended June 30, 2024 and 2023

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

In connection with the January 2024 Promissory Notes, the Company issued common stock purchase warrants to investors to purchase up to 66,665 shares of the Company’s common stock, at an initial exercise price of $22.23 per share. The grant date fair value of such warrant was $860,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the condensed consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $15.99; expected yield of 0.0%; expected volatility of 119%; risk-free interest rate of 4.31% and expected life of 5 years.

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

In connection with the Initial April 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 225,834 shares of the Company’s common stock, at an initial exercise price of $3.196 per share. The grant date fair value of such warrant was $1,255,000, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $6.06; expected yield of 0.0%; expected volatility of 135%; risk-free interest rate of 4.63% and expected life of 5 years.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

In connection with the Second April 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 542,856 shares of the Company’s common stock, at an initial exercise price of $5.06 per share. The grant date fair value of such warrant was $2,595,000, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $5.39; expected yield of 0.0%; expected volatility of 135%; risk-free interest rate of 4.63% and expected life of 5 years.

In connection with the Third April 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 418,845 shares of the Company’s common stock, at an initial exercise price of $5.60 per share. The grant date fair value of such warrant was $2,048,000, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $5.54; expected yield of 0.0%; expected volatility of 135%; risk-free interest rate of 4.63% and expected life of 5 years.

In connection with the Initial May 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 785,000 shares of the Company’s common stock, at an initial exercise price of $3.18 per share. The grant date fair value of such warrant was $2,453,000, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $3.50; expected yield of 0.0%; expected volatility of 137%; risk-free interest rate of 4.35% and expected life of 5 years.

In connection with the Second May 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 675,000 shares of the Company’s common stock, at an initial exercise price of $3.48 per share. The grant date fair value of such warrant was $1,944,000, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $3.26; expected yield of 0%; expected volatility of 137%; risk-free interest rate of 4.35% and expected life of 5 years.

During the three months ended June 30, 2024, 438,611 warrants, including pre-funded warrants, to purchase common stock were exercised for cash, resulting in net proceeds of approximately $556,000. In addition, during the three months ended June 30, 2024, 3,225 warrants were exercised using an alternative cashless exercise provision, resulting in the issuance 3,211 shares of common stock. During the three months ended June 30, 2023, 1,486,132 warrants to purchase common stock were exercised for cash, resulting in net proceeds of approximately $1,895,000. In addition, during the three months ended June 30, 2023, 17,143 warrants were exercised using an alternative cashless exercise provision, resulting in the issuance 12,856 shares of common stock.

Information regarding warrants for common stock outstanding and exercisable as of June 30, 2024 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	June 30, 2024	Life (years)	June 30, 2024
$0.015 - $3.48	8,832,641	4.9	1,693,173
$5.06 - $6.00	954,827	4.8	954,827
$1,574.00	5,831	3.6	5,831
$14,995.00	12	3.1	12
$22,800 - $393,000	220	1.1	219
$4.45 *	9,793,531	4.9	2,654,062
*	Weighted average

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

6.Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Warrants exercisable as of June 30, 2024 exclude warrants to purchase 7,139,469 shares of common stock issued to investors that participated in the February Public Offering and March 2024 Offering that require shareholder approval prior to the warrants being exercisable.

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

The Company recorded no provision for income taxes for the three and six months ended June 30, 2024. The Company recorded a provision for income taxes of $2,000 and $2,000 for the three and six months ended June 30, 2023, respectively.

The Company’s effective tax rate was 0.0% for the three and six months ended June 30, 2024 and 2023. The difference between the effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2024 and 2023 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of June 30, 2024 and December 31, 2023, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three and six months ended June 30, 2024 and 2023 was calculated on a jurisdiction basis.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

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

The following table reflects our lease assets and our lease liabilities at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Assets:
Operating lease right-of-use assets	$575	$616

Liabilities:
Operating lease liabilities, current	$67	$—
Operating lease liabilities, non-current	$607	$636

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the condensed consolidated balance sheets.

Lease Costs:

The components of lease costs were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Operating lease cost	$42	$95
Short term lease cost	$7	15
Total lease cost	$49	$110

As of June 30, 2024, the maturity of operating lease liabilities was as follows (in thousands):

Payments due in:
Year ending December 31, 2024 (6 months remaining)	$59
Year ending December 31, 2025	185
Year ending December 31, 2026	191
Year ending December 31, 2027	197
Year ending December 31, 2028	203
Thereafter	93
Total minimum lease payments	928
Less: Amounts representing interest	(254)
Present value of capital lease obligations	$674

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

8.	Commitments and Contingencies, continued

Lease Term and Discount Rate:

June 30, 2024
Weighted-average remaining lease term (in years)	5.00
Weighted-average discount rate	13.0%

The discount rate was calculated by using the Company’s estimated incremental borrowing rate.

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Operating cash outflows from operating leases	$—	$3

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

For the three months ended June 30, 2024 and 2023, Hansong Technology purchased modules from the Company of approximately $10,000 and $24,000, respectively, and made payments to the Company of approximately $0 and $189,000, respectively. At June 30, 2024 and 2023, Hansong Technology owed the Company approximately $39,000 and $29,000, respectively. For the three months ended June 30, 2024 and 2023, Hansong Technology sold speaker products to the Company of approximately $1,000 and $21,000, respectively, and the Company made payments to Hansong Technology of approximately $63,000 and $794,000 respectively. At June 30, 2024 and 2023, the Company owed Hansong Technology approximately $163,000 and $350,000, respectively.

For the six months ended June 30, 2024 and 2023, Hansong Technology purchased modules from the Company of approximately $35,000 and $48,000, respectively, and made payments to the Company of approximately $0 and $189,000, respectively. For the six months ended June 30, 2024 and 2023, Hansong Technology sold speaker products to the Company of approximately $1,000 and $59,000, respectively, and the Company made payments to Hansong Technology of approximately $88,000 and $1,053,000, respectively.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

9.	Related Parties, continued

As of June 30, 2024 and December 31, 2023, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

David Howitt

Mr. Howitt has served as a member of the Company’s board of directors since December 2021. Mr. Howitt is founder and CEO of Meriwether Group LLC, (“Meriwether”), a strategic consulting firm that works with disruptive consumer brands by integrating their visions, developing growth strategies, scaling their brands, and increasing revenue in order to build enterprise value. Meriwether is the manager of Meriwether Accelerators LLC. Meriwether which is also majority-owned by Mr. Howitt, owns a 25% general partner interest in Meriwether Hero Fund.

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

As of June 30, 2024 and December 31, 2023, Mr. Howitt owned less than 1.0% of the outstanding shares of the Company’s common stock.

10.	Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Asia Pacific	$264	$301	$351	$598
North America	26	112	115	265
Europe	55	12	134	31
Total	$345	$425	$600	$894

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

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions; WiSA’s ability to continue as a going concern; WiSA’s ability to maintain the listing of its common stock on Nasdaq; WiSA’s ability to manage costs and execute on its operational and budget plans; and, WiSA’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Overview

We are an emerging technology company and our primary business focus is to enable immersive, wireless sound technology for intelligent devices and next-generation home entertainment systems. Our first generation product, which we continue to sell to consumer electronics companies, is based on our proprietary wireless modules. In 2023 we introduced our second generation technology, WiSA E. WiSA E is a proprietary technology that delivers seamless integration across platforms and devices, allowing for interoperable high-quality audio. WiSA E is System-on-Chip (“SoC”) agnostic, compatible with a wide range of SoCs and Wi-Fi agnostic, functioning efficiently across Wi-Fi compliant chips. Designed to be embedded into various devices, including TVs, mobile devices, set-top boxes, and projectors it provides interoperability between WiSA E audio source devices and playback equipment such as speakers, soundbars, subwoofers, smart speakers, and headphones, ensuring cost-effectiveness without compromising quality or performance.

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

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Revenue

Revenue for the three months ended June 30, 2024 was $345,000 a decrease of $80,000 or 19% compared to the revenue for the three months ended June 30, 2023 of $425,000. The decrease was a result of lower Consumer Audio Product sales which decreased by $81,000 compared to the three months ended June 30, 2023. The decrease in sales is primarily related to fewer products sold (due in part to a slowdown in spending on consumer electronics.)

Revenue for the six months ended June 30, 2024 was $600,000 a decrease of $294,000 or 33% compared to the revenue for the six months ended June 30, 2023 of $894,000. The decrease was a result of lower Component revenue which decreased by $167,000 compared to the six months ended June 30, 2023, and lower Consumer Audio Product sales, which decreased by $127,000, compared to the six months ended June 30, 2023. The decrease in overall sales is primarily related to fewer products sold (due in part to a slowdown in spending on consumer electronics.)

Gross Profit and Operating Expenses

Gross Profit (Deficit)

Gross profit for the three months ended June 30, 2024 was $11,000 compared to a gross deficit of ($201,000) for the three months ended June 30, 2023. The gross margin as a percent of sales was 3% for the three months ended June 30, 2024, compared to (47%) for the three months ended June 30, 2023. The improvement in gross profit and gross margin as a percent of sales compared to the prior period is mainly attributable to the fact that the three months ended June 30, 2023 included a $169,000 increase in inventory reserves as a result of certain excess raw materials, primarily attributable to the out of balance inventory associated with longer lead time semiconductor chips, whereas the three months ended June 30, 2024 did not have any increases to inventory reserves.

Gross deficit for the six months ended June 30, 2024 was ($72,000), compared to a gross deficit of ($1,454,000) for the six months ended June 30, 2023. The improvement in gross deficit between periods is mainly attributable to lower cost of revenue of sales. The gross margin as a percent of sales was (12%) for the six months ended June 30, 2024, compared to (163%) for the six months ended June 30, 2023. The improvement in gross deficit and gross margin as a percent of sales compared to the prior period is mainly attributable to the fact that the six months ended June 30, 2023 included a $1.4 million increase in inventory reserves as a result of certain excess raw materials, primarily attributable to the out of balance inventory associated with longer lead time semiconductor chips, whereas the six months ended June 30, 2024 did not have any increases to inventory reserves.

Research and Development

Research and development expenses for the three months ended June 30, 2024 were $1,789,000, a decrease of $144,000, compared to the research and development expenses for the three months ended June 30, 2023 of $1,933,000. The decrease in research and development expenses is primarily related to decreased legal fees and consulting expenses of $77,000 and $68,000, respectively.

Research and development expenses for the six months ended June 30, 2024 were $3,504,000, a decrease of $322,000 compared to the research and development expenses for the six months ended June 30, 2023 of $3,826,000. The decrease in research and development expenses is primarily related to decreased consulting expenses, which includes outside engineering, reduced legal fees and reduced stock based compensation of $165,000, $82,000 and $69,000, respectively.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2024 were $865,000, a decrease of $224,000 compared to the sales and marketing expenses for the three months ended June 30, 2023 of $1,089,000. The decrease in sales and marketing expenses is primarily related to decreased salary and benefit expense of $134,000 and decreased website expenses of $66,000.

Sales and marketing expenses for the six months ended June 30, 2024 were $1,794,000, a decrease of $589,000 compared to the sales and marketing expenses for the six months ended June 30, 2023 of $2,383,000. The decrease in sales and marketing expenses is primarily related to decreased salary and benefit expense of $308,000 and decreased website expenses, consulting expenses and public relations expenses of $138,000, $56,000 and $42,000, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 were $2,762,000, an increase of $1,292,000 compared to the general and administrative expenses for the three months ended June 30, 2023 of $1,470,000. The increase in general and administrative expenses is primarily related to increased investor relations expenses of $1,015,000, which includes stock-based compensation charges of $156,000, and increased legal fees and shareholder expenses of $244,000 and $103,000, respectively, offset partially by decreased stock-based compensation expense of $165,000.

General and administrative expenses for the six months ended June 30, 2024 were $4,193,000, an increase of $1,361,000, compared to the general and administrative expenses for the three months ended June 30, 2023 of $2,832,000. The increase in general and administrative expenses is primarily related to increased investor relations expenses of $1,304,000, which includes stock-based compensation charges of $156,000, and increased legal fees and shareholder expenses of $134,000 and $131,000, respectively, offset partially by decreased stock-based compensation expense of $253,000.

Interest Expense, net

Interest expense, net for the three months ended June 30, 2024 was $4,000, a decrease of $33,000 compared to the interest expense for the three months ended June 30, 2023 of $37,000. Interest expense, net for the six months ended June 30, 2024 was $1,269,000, an increase of $509,000 compared to the interest expense for the six months ended June 30, 2023 of $760,000.

The increase in interest expense, net for the six months ended June 30, 2024, was primarily due to the amortization of debt discounts associated with the January 2024 Promissory Note in the principal amount of $1,000,000 that the Company incurred in January 2024 and repaid in full in January 2024.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended June 30, 2024 was a loss of $37,255,000, compared to a gain of $246,000 for the three months ended June 30, 2023. The change in fair value of the warrant liability for the three months ended June 30, 2024 was due to the issuance of additional warrants to purchase 5,602,693 shares of common stock and the subsequent valuing of such warrants. The additional warrants were issued as a result of provision in certain of the warrant agreements that was triggered following the Company’s reverse stock split that occurred in April 2024.

Change in fair value of warrant liability for the six months ended June 30, 2024 was a loss of $29,126,000 compared to a gain of $5,850,000 for the six months ended June 30, 2023. The change in fair value of the warrant liability for the six months ended June 30, 2024 was due to the issuance of additional warrants to purchase 5,602,693 shares of common stock and the subsequent valuing of such warrants. The additional warrants were issued as a result of provision in certain of the warrant agreements that was triggered following the Company’s reverse stock split that occurred in April 2024.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2024 were $6,113,000 compared to $411,000, as of December 31, 2023.

We recorded a net loss of $39,958,000 for the six months ended June 30, 2024 and used net cash in operating activities of $9,045,000. We incurred a net loss of $6,247,000 for the six months ended June 30, 2023 and used net cash in operating activities of $9,126,000. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the six months ended June 30, 2024, was related to an increase in prepaid expenses and decrease in accounts payable, partially offset by a decrease in inventories.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In January 2024, we received gross proceeds of $600,000 from the issuance of promissory notes and common stock purchase warrants to certain accredited investors. In February 2024, we received gross proceeds of approximately $10.0 million from the public offering of 1,025,600 units, with each unit consisting of one share of common stock (or pre-funded warrant in lieu thereof) and one warrant, each to purchase one (1) share of common stock. In March 2024 we received net proceeds of approximately $2.3 million from the issuance of 417,833 shares of common stock, 93,342 pre-funded common stock warrants and the issuance of 511,175 warrants to purchase common stock. On April 19, 2024, we received net proceeds of approximately $591,000 from the issuance of 225,834 shares of common stock and the issuance of 225,834 warrants to purchase common stock. On April 23, 2024, we received net proceeds of approximately $1.6 million from the issuance of 361,904 shares of common stock and the issuance of 542,856 warrants to purchase common stock. On April 30, 2024, we received net proceeds of approximately $2.1 million from the issuance of 418,845 shares of common stock and the issuance of 418,845 warrants to purchase common stock. On May 15, 2024, we received net proceeds of approximately $2.3 million from the issuance of 785,000 shares of common stock and the issuance of 785,000 warrants to purchase common stock. On May 17, 2024, we received net proceeds of approximately $2.1 million from the issuance of 675,000 shares of common stock and the issuance of 675,000 warrants to purchase common stock. We will need to raise additional proceeds via the issuance of equity securities and/or the sale of debt instruments in the fourth quarter of 2024 to fund operations for fiscal year 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Report have previously been included in Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1

Certificate of Amendment to the Company’s Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 25, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2024).

3.2

Certificate of Amendment to the Company’s Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 12, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2024).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2024).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024).
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2024).
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).
10.1

Placement Agency Agreement, dated as of April 17, 2024, by and between the Company and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2024).

10.2

Form of Securities Purchase Agreement, by and among the Company and certain purchasers, dated April 17, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2024).

10.3

Placement Agency Agreement, dated as of April 19, 2024, by and between the Company and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024).

10.4

Form of Securities Purchase Agreement, by and among the Company and certain purchasers, dated April 19, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024).

10.5

Placement Agency Agreement, dated as of April 26, 2024, by and between the Company and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2024).

10.6

Form of Securities Purchase Agreement, by and among the Company and certain purchasers, dated April 26, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2024).

10.7

Placement Agency Agreement, dated as of May 13, 2024, by and between the Company and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024).

10.8

Form of Securities Purchase Agreement, by and among the Company and certain purchasers, dated May 13, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024).

10.9

Placement Agency Agreement, dated as of May 15, 2024, by and between the Company and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).

10.10

Form of Securities Purchase Agreement, by and among the Company and certain purchasers, dated May 15, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).

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

WISA Technologies, Inc.

Date: August 14, 2024	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Gary Williams
Gary Williams
Vice President of Finance and Chief Accounting Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)