Form 10-Q
period 2024-09-30
WISA TECHNOLOGIES, INC.
filed 2024-11-14
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of November 13, 2024 is 7,767,828.

WISA TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2024

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$3,921	$411
Accounts receivable	177	294
Inventories	1,860	2,737
Prepaid expenses and other current assets	1,099	641
Total current assets	7,057	4,083
Property and equipment, net	62	93
Notes receivable	323	—
Other assets	575	647
Total assets	$8,017	$4,823

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity / (Deficit)
Current Liabilities:
Accounts payable	$1,689	$2,320
Accrued liabilities	1,434	1,317
Total current liabilities	3,123	3,637
Warrant liabilities	19	5,460
Other liabilities	580	636
Total liabilities	3,722	9,733

Commitments and contingencies (Note 8)

Series B Convertible Redeemable Preferred Stock, par value $0.0001; 375,000 shares authorized; 0 and 38,335 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	247

Stockholders’ Equity / (Deficit):
Common stock, par value $0.0001; 300,000,000 shares authorized; 7,767,828 and 222,380 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	296,386	241,884
Accumulated deficit	(292,092)	(247,042)
Total stockholders’ equity / (deficit)	4,295	(5,157)
Total liabilities, convertible preferred stock and stockholders’ equity / (deficit)	$8,017	$4,823
(1)	The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated balance sheet as of that date.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2024 and 2023

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue, net	$1,172	$769	$1,772	$1,663
Cost of revenue	946	2,438	1,618	4,786
Gross profit (deficit)	226	(1,669)	154	(3,123)
Operating Expenses:
Research and development	2,225	1,838	5,729	5,664
Sales and marketing	983	1,404	2,777	3,787
General and administrative	2,261	1,428	6,454	4,260
Total operating expenses	5,469	4,670	14,960	13,711
Loss from operations	(5,243)	(6,339)	(14,806)	(16,834)

Interest income (expense), net	9	(52)	(1,260)	(812)
Decrease (increase) in fair value of warrant liabilities	6	284	(29,120)	6,134
Loss on debt extinguishment	—	—	—	(837)
Other income (expense), net	136	(4)	136	(7)
Loss before provision for income taxes	(5,092)	(6,111)	(45,050)	(12,356)
Provision for income taxes	—	—	—	2
Net loss	(5,092)	(6,111)	(45,050)	(12,358)
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	—	(5,842)	—
Deemed dividend on issuance of common stock and warrants in connection with amendment to warrants to purchase common stock	(2,253)	—	(2,253)	—
Net loss attributable to common stockholders	$(7,345)	$(6,111)	$(53,145)	$(12,358)
Net loss per common share - basic and diluted	$(1.39)	$(144.98)	$(16.81)	$(443.57)
Weighted average number of common shares used in computing net loss per common share	5,278,064	42,150	3,162,227	27,861

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

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2024 and 2023

(in thousands, except share and per share data)

(unaudited)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	38,335	$247	222,380	$1	$241,884	$(247,042)	$(5,157)
Stock-based compensation	—	—	4	—	380	—	380
Cumulative effect of ASU 2020-06 adoption	—	116	—	—	(116)	—	(116)
Issuance of Series B preferred stock in connection with warrant exercise, net of discounts	29,322	386	—	—	—	—	—
Issuance of common stock in connection with conversion of Series B preferred stock	(5,000)	(325)	8,038	—	325	—	325
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	5,842	—	—	(5,842)	—	(5,842)
Repurchase of Series B preferred stock and Series B preferred stock warrants	(62,657)	(6,266)	—	—	824	—	824
Issuance of common stock, pre-funded units and warrants, net of offering costs	—	—	1,442,518	—	4,210	—	4,210
Issuance of common stock in connection with reverse split rounding-up for fractional shares	—	—	84,255	—	—	—	—
Net income	—	—	—	—	—	2,707	2,707
Balance as of March 31, 2024	—	—	1,757,195	1	241,665	(244,335)	(2,669)
Stock-based compensation	—	—	255,915	—	241	—	241
Issuance of common stock in connection with warrant exercise	—	—	441,822	—	556	—	556
Issuance of common stock and warrants, net of offering costs	—	—	2,466,583	—	8,756	—	8,756
Issuance of common stock to vendors	—	—	—	—	360	—	360
Restricted stock awards cancelled	—	—	(82)	—	—	—	—
Release of vested restricted common stock	—	—	1	—	—	—	—
Conversion of liability warrants to equity warrants	—	—	—	—	41,851	—	41,851
Net loss	—	—	—	—	—	(42,665)	(42,665)
Balance as of June 30, 2024	—	—	4,921,434	1	293,429	(287,000)	6,430
Stock-based compensation	—	—	532,973	—	345	—	345
Issuance of common stock in connection with warrant amendment	—	—	887,356	—	—	—	—
Issuance of common stock in connection with warrant exercise	—	—	1,193,721	—	2,372	—	2,372
Restricted stock awards cancelled	—	—	(3,859)	—	—	—	—
Issuance of common stock to vendors	—	—	236,203	—	240	—	240
Net loss	—	—	—	—	—	(5,092)	(5,092)
Balance as of September 30, 2024	—	—	7,767,828	$1	$296,386	$(292,092)	$4,295

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	—	—	4,750	$1	$226,324	$(228,321)	$(1,996)
Stock-based compensation	—	—	—	—	499	—	499
Restricted stock awards cancelled	—	—	(0)	—	—	—	—
Issuance of common stock in connection with convertible promissory note	—	—	450	—	708	—	708
Issuance of common stock in connection with warrant exercise	—	—	5,723	—	8,202	—	8,202
Issuance of common stock and warrants, net of offering costs	—	—	9,470	—	1,271	—	1,271
Net loss	—	—	—	—	—	(921)	(921)
Balance as of March 31, 2023	—	—	20,393	1	237,004	(229,242)	7,763
Stock-based compensation	—	—	—	—	481	—	481
Release of vested restricted common stock	—	—	1	—	—	—	—
Restricted stock awards cancelled	—	—	(1)	—	—	—	—
Issuance of common stock and warrants, net of offering costs	—	—	5,040	—	1,048	—	1,048
Issuance of common stock in connection with warrant exercise	—	—	9,908	—	1,895	—	1,895
Net loss	—	—	—	—	—	(5,326)	(5,326)
Balance as of June 30, 2023	—	—	35,341	1	240,428	(234,568)	5,861
Stock-based compensation	—	—	5,127	—	518	—	518
Issuance of common stock in connection with warrant exercise	—	—	3,400	—	617	—	617
Net loss	—	—	—	—	—	(6,111)	(6,111)
Balance as of September 30, 2023	—	—	43,868	$1	$241,563	$(240,679)	$885

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

WISA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2024 and 2023

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	(45,050)	$(12,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,323	1,498
Depreciation and amortization	59	82
Amortization of debt discounts	1,260	779
Increase (decrease) in fair value of warrant liability	29,120	(6,134)
Loss on extinguishment of convertible note payable	—	837
Changes in operating assets and liabilities:
Accounts receivable	117	(160)
Inventories	877	3,901
Prepaid expenses and other current assets	(215)	(149)
Other assets	72	67
Accounts payable	(842)	(84)
Accrued liabilities	59	(319)
Other liabilities	(56)	(61)
Net cash used in operating activities	(13,276)	(12,101)

Cash flows from investing activities:
Issuance of notes receivable	(323)	—
Purchases of property and equipment	(28)	(50)
Net cash used in investing activities	(351)	(50)

Cash flows from financing activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net of issuance costs	19,558	7,995
Proceed from issuance of common stock in connection with warrant exercise	3,198	2,545
Proceed from exercises of Series B preferred stock warrants	714	—
Proceeds from issuance of short-term loan, net of issuance costs	600	598
Repurchase of Series B preferred stock warrants	(6,266)	—
Repayment of short-term loan	(667)	—
Repayment of convertible note payable, net of issuance costs	—	(1,657)
Repayment of finance lease	—	(15)
Net cash provided by financing activities	17,137	9,466

Net decrease in cash and cash equivalents	3,510	(2,685)
Cash and cash equivalents as of beginning of period	411	2,897
Cash and cash equivalents as of end of period	3,921	$212

Supplemental disclosure of cash flow information:
Cash paid for interest	276	$20
Cash paid for income taxes	—	$2

Noncash Investing and Financing Activities:
Conversion of liability warrants to equity warrants	$41,851	$—
Issuance of warrant liability in connection with financing	$8,701	$—
Deemed dividend on conversion of Series B preferred stock and repurchase of Series B preferred stock	$5,842	$—
Repurchase of Series B preferred stock warrants	$824	$—
Issuance of common stock to vendors	$600	$—
Cashless exercise of warrants	$587	$8,191
Warrant exercise in connection with loan settlement	$333	$—
Issuance of common stock in connection with Series B preferred stock	$325	$—
Unpaid financings issuance costs	$269	$—
Issuance of warrant liability in connection with February 2023 offering	$—	$5,601
Issuance of common stock in connection with convertible promissory note	$—	$708
Record Right-of-Use Assets obtained in exchange for modified operating lease liabilities	$—	$554
Deferred offering costs reclassed from prepaid expenses	$—	$97
Accrual of legal fees for the short-term loan	$—	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

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

Nasdaq Compliance

The Company is currently in compliance with the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), subject to the monitoring described below.

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

For the Three and Nine Months Ended September 30, 2024 and 2023

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

For the Three and Nine Months Ended September 30, 2024 and 2023

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of September 30, 2024 and December 31, 2023, there was no allowance for credit losses. As of September 30, 2024, the Company had three customers accounting for 33%, 25%, and 22% of accounts receivable. As of December 31, 2023, the Company had two customers accounting for 71% and 20% of accounts receivable.

The Company had one customer accounting for 56% of its net revenue for the three months ended September 30, 2024. The Company had three customers accounting for 38%, 15% and 12% of its net revenue for the nine months ended September 30, 2024. The Company had three customers accounting for 40%, 28%, and 21% of its net revenue for the three months ended September 30, 2023. The Company had four customers accounting for 22%, 17%, 16% and 15% of its net revenue for the nine months ended September 30, 2023.

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

For the Three and Nine Months Ended September 30, 2024 and 2023

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

For the Three and Nine Months Ended September 30, 2024 and 2023

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

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

During the three and nine months ended September 30, 2024 and 2023, net revenue consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Components	$984	$258	$1,457	$899
Consumer Audio Products	188	511	315	764
Total	$1,172	$769	$1,772	$1,663

Contract Balances

The Company receives payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead-time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when the Company has a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. The Company does not have any material contract assets as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
(in thousands)	2024	2023
Contract Liabilities	$233	$19

During the nine months ended September 30, 2024, the Company recognized approximately $4,000 of revenue that was included in the contract balances as of December 31, 2023.

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

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Research and Development

Research and development costs are charged to operations as incurred and include salaries, consulting expenses and an allocation of facility costs.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and nine months ended September 30, 2024 were $201,000 and $465,000, respectively. Advertising costs for the three and nine months ended September 30, 2023 were $238,000 and $511,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2024 and 2023, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and nine months ended September 30, 2024 and 2023.

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

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per common share calculation, Series A 8% Senior Convertible Preferred Stock (“Series A Preferred Stock”), warrants exercisable for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities. Net loss is adjusted for any deemed dividends to preferred and common stockholders to compute income available to common stockholders.

As of September 30, 2024, warrants to purchase 9,375,730 shares of common stock, 698,279 shares of restricted stock, 70,016 shares of restricted stock issued under an inducement grants and 14 shares underlying restricted stock units, have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

As of September 30, 2023, warrants to purchase 37,569 shares of common stock, 69 shares of restricted stock, 18 shares of restricted stock issued under an inducement grant and 36 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of September 30, 2024 and December 31, 2023. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the condensed consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2024 and December 31, 2023, the Company recognized no interest and penalties.

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

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

2.	Going Concern

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of September 30, 2024, the Company had cash and cash equivalents of $3.9 million and reported net cash used in operations of $13.3 million during the nine months ended September 30, 2024. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to attain profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

3.	Balance Sheet Components

Inventories (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$483	$621
Work in progress	139	—
Finished goods	1,238	2,116
Total inventories	$1,860	$2,737

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

3.Balance Sheet Components, continued

Property and equipment, net (in thousands):

	September 30,	December 31,
	2024	2023
Machinery and equipment	$766	$741
Tooling	14	11
	780	752
Less: Accumulated depreciation and amortization	(718)	(659)
Property and equipment, net	$62	$93

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 were approximately of $11,000 and $18,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 were approximately $59,000 and $82,000, respectively.

Notes receivable:

On June 13, 2024, the Company entered into a Senior Secured Promissory Note and Security Agreement (“Promissory Note and Security Agreement”) with an unaffiliated third-party company (“the Borrower”). Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $150,000 (“June 2024 Note”). The June 2024 Note matures on October 11, 2024. Borrowings under the June 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. As described in Note 11 – Subsequent Events, on October 23, 2024, the Borrower and the Company agreed to amend the June 2024 Note maturity date to January 31, 2025.

On August 7, 2024, the Company entered into a second Promissory Note and Security Agreement with the Borrower. Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $100,000 (“August 2024 Note”). The August 2024 Note matures on December 5, 2024. Borrowings under the August 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. As described in Note 11 – Subsequent Events, on October 23, 2024, the Borrower and the Company agreed to amend the August 2024 Note maturity date to January 31, 2025.

On September 23, 2024, the Company entered into a third Promissory Note and Security Agreement with the Borrower. Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $73,485 (“September 2024 Note”). The September 2024 Note matures on December 5, 2024. Borrowings under the June 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. As described in Note 11 – Subsequent Events, on October 23, 2024, the Borrower and the Company agreed to amend the September 2024 Note maturity date to January 31, 2025.

The Company evaluates the collectability of the notes receivable regularly and assesses a need for an allowance for credit losses based on historical experience, current conditions, and reasonable forecasts. As of September 30, 2024, no allowance for credit losses has been deemed necessary for the outstanding notes receivable.

At September 30, 2024, the Company had recognized approximately $3,000 of interest income on the Notes Receivable.

There was no note receivable at December 31, 2023.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

3.Balance Sheet Components, continued

Accrued liabilities (in thousands):

	September 30,	December 31,
	2024	2023
Accrued vacation	$416	$418
Customer advance	233	19
Accrued audit fees	192	211
Accrued legal fees	173	—
Accrued rebate	115	215
Accrued lease liability, current portion	101	—
Accrued compensation	27	127
Accrued other	177	327
Total accrued liabilities	$1,434	$1,317

4.	Borrowings

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

The Convertible Note, with an original maturity date of August 15, 2024, does not bear interest and ranks senior to the Company’s existing and future indebtedness and is secured to the extent and as provided in the Security Agreements. The Convertible Note is convertible in whole or in part at the option of the Convertible Note Investor into shares of Common stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note defines “Conversion Price” as equal to the lesser of (a) 90% of the average of the five lowest daily VWAPs (as defined in the Convertible Note) during the previous twenty trading days prior to delivery to the Company of the Convertible Note Investor’s applicable notice of conversion and (b) $13,890.00 (the “Base Conversion Price”). The Base Conversion Price is subject to full ratchet antidilution protection, subject to a floor conversion price of $75.00 per share (the “Floor Price”).

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

For the Three and Nine Months Ended September 30, 2024 and 2023

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

For the Three and Nine Months Ended September 30, 2024 and 2023

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

In connection with the issuance of the January 2024 Warrant Shares (see Note 5 – Fair Value Measurements), the fair value of the warrants and the original issue discount for interest were recorded as debt discounts totaling $1,260,000. The debt discounts were to be amortized to interest expense over the respective term using the effective interest method. In connection with the full repayment of the January 2024 Promissory Notes, the Company recognized $1,260,000 of interest expense in the nine months ended September 30, 2024.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

5.	Fair Value Measurements

The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

●	Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.
●	Level 2 – Pricing is provided by third-party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.
●	Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity. The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by level within the fair value hierarchy, are as follows:

(in thousands)	September 30, 2024
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities	$—	$—	$19

(in thousands)	December 31, 2023
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities	$—	$—	$5,460

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2024 or 2023.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

5.Fair Value Measurements, continued

Warrant Liabilities

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2024 and 2023. For September 30, 2024, the fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: common stock price of $1.77; exercise prices between $3.196 and $1,574.00; expected yield of 0.0%; expected volatility of 162%; risk-free interest rate of 3.58% and expected life between 2.9 and 3.3 years.

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

	For the nine months ended September 30,
(in thousands)	2024	2023
Beginning balance	$5,460	$8,945
Additions	8,701	5,601
Change in fair value	29,120	(6,134)
Exercise of warrant liabilities	(587)	(8,191)
Repurchase	(824)	—
Conversion of liability warrants to equity warrants	(41,851)	—
Ending balance	$19	$221

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liabilities in the condensed consolidated statements of operations.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

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

For the Three and Nine Months Ended September 30, 2024 and 2023

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

Through various dates during the nine months ended September 30, 2024, holders of Series B Preferred Stock Warrants exercised their warrants into 29,332 shares of Series B Preferred Stock at an exercise price of $35.72 per share. For each exercised Series B Preferred Stock Warrant, the holder received one share of Series B Preferred Stock and one New Common Stock Warrant. Each New Common Stock Warrant entitles the holder to purchase 2 shares of common stock at an initial exercise price of $22.23 per share. Due to certain price protections included with the New Common Stock Warrants, the warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Total proceeds from the exercise of the 29,332 Series B Preferred Stock Warrants amounted to $1,047,000, and the remaining fair value of the Series B Preferred Stock Warrant Liability immediately prior to the exercise of $587,000 resulted in a total of $1,634,000 recorded for the new 29,332 shares of Series B Preferred Stock, of which $1,188,000 was allocated to the New Common Stock Warrants liability based on their fair value and $446,000 was allocated to the Series B Preferred Stock using the residual method of allocation. In connection with this new issuance, the Company recorded additional discounts to the Series B Preferred Stock for the New Common Stock Warrants of $1,188,000 and issuance costs of $61,000. The Company also accretes to Series B Preferred Stock, against additional paid-in-capital as a deemed dividend, for the difference between the total proceeds of $35.72 per share of Series B Preferred Stock and the full redemption price of $100 per share. The Company uses the effective interest method to calculate the accretion amount for each period.

Issuance costs of $44,000 were expensed on the date of issuance of the New Common Stock Warrants, as such warrants were recorded at fair value.

Conversion of Series B Preferred Stock

Through various dates during the nine months ended September 30, 2024, the holders of 5,000 shares of Series B Preferred Stock converted their shares into 8,038 shares of common stock. Unamortized discounts to the Series B Preferred Stock of $269,000 were immediately recorded as a deemed dividend as of conversion date.

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

Other Deemed Dividends

Amortization and accretion of discounts for all Series B Preferred Stock during the nine months ended September 30, 2024 amounted to $192,000, which were also recorded as a deemed dividend to the holders of Series B Preferred Stock.

The total of deemed dividends (as discussed in this section, the Conversion of Series B Preferred Stock and February 2024 Series B Preferred Stock and Series B Preferred Stock Warrants Repurchase sections above) amounted to $5,842,000 for the nine months ended September 30, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s condensed consolidated statement of operations.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Common Stock

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. At a Special Meeting of Stockholders on January 24, 2023, the Company’s stockholders approved certain amendments to the LTIP to: (i) increase the annual share limit of common stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP), and (ii) permit immediately quarterly calculations based on the number of shares of common stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year. At a Special Meeting of Stockholders on March 15, 2024, the Company’s stockholders further approved an amendment to the LTIP to increase the annual share limit of common stock that may be issued only for the 2024 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP). As of September 30, 2024, up to 466,000 shares of common stock are available for grants to participants under the LTIP.

A summary of activity related to restricted stock awards for the nine months ended September 30, 2024 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2024	5,382	$374.00
Granted	718,888	$2.49
Vested	(22,050)	$30.82
Forfeited	(3,941)	$22.41
Non-vested as of September 30, 2024	698,279	$4.82

As of September 30, 2024, the unamortized compensation costs related to the unvested restricted stock awards was approximately $2,442,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years.

For the nine months ended September 30, 2024, 22,050 shares of common stock were issued upon vesting of outstanding restricted stock, pursuant to the LTIP with an intrinsic value of approximately $38,000. For the nine months ended September 30, 2023, 24 shares of common stock were issued upon vesting of outstanding restricted stock, pursuant to the LTIP with an intrinsic value of less than $5,000.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

2020 Stock Incentive Plan

A summary September 30, 2024 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2024	1	$56,430.00
Granted	—	$—
Vested	(1)	$56,430.00
Forfeited	—	$—
Non-vested as of September 30, 2024	—	$—

As of September 30, 2024, there was no unamortized compensation costs.

For the nine months ended September 30, 2024, 1 share of common stock was issued upon vesting of outstanding restricted stock units pursuant to the 2020 Stock Incentive Plan with an intrinsic value of less than $1,000. For the three and nine months ended September 30, 2023, 71 shares of common stock, issued under the 2020 Stock Incentive Plan, were released with an intrinsic value of $92.00.

Inducement Grants

On September 13, 2021, the Company issued 21 shares of restricted common stock to Eric Almgren, the Company’s Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). As of September 30, 2024, all compensation cost related to the September 2021 Inducement Grant was expensed. The Company recorded stock-based compensation of $40,000 and $168,000 related to this grant for three and nine months ended September 30, 2024. As of September 30, 2024, 16 shares are unvested. For the nine months ended September 30, 2024, no shares of restricted stock were released under the September 2021 Inducement Grant.

On September 30, 2024, the Company issued 70,000 shares of restricted common stock at a fair value per share of $1.77, to Stanley Mbugua, the Company’s Vice President of Finance, as an inducement grant (“September 2024 Inducement Grant”). As of September 30, 2024, the unamortized compensation cost related to the unvested September 2024 Inducement Grant was approximately $124,000 which is being amortized on a straight-line basis over a period of approximately 3.0 years. The Company did not record any stock-based compensation related to this grant for three and nine months ended September 30, 2024. As of September 30, 2024, 70,000 shares are unvested.

2022 Plan

A summary of activity related to restricted stock units under the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) for the nine months ended September 30, 2024 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2024	17	$7,800.00
Granted	—	$—
Vested	(3)	$7,800.00
Forfeited	—	$—
Non-vested as of September 30, 2024	14	$7,800.00

As of September 30, 2024, the unamortized compensation cost related to the unvested restricted stock units was approximately $82,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

For the nine months ended September 30, 2024, 3 shares of common stock were issued upon vesting of outstanding restricted stock units pursuant to the 2022 Plan with an intrinsic value of less than $1,000. For the nine months ended September 30, 2023, no shares of common stock, issued under the 2022 Plan, were released.

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

April 2023 Offering

On April 7, 2023, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold to such investors (i) in a registered direct offering, 4,954 shares of common stock of the Company and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 9,908 shares of common stock, at an initial exercise price of $211.50 per share (the “April 2023 Offering”).

On April 12, 2023, the Company closed the April 2023 Offering and received net proceeds of approximately $1.0 million, after deducting fees payable to the financial advisor and other offering expenses.

October 2023 Warrant Repurchase

On October 16, 2023, the Company and certain of its common stock warrants holders entered into an arrangement where the Company agreed to repurchase outstanding common stock purchase warrants exercisable for an aggregate of up to 30,978 shares of common stock, at an exercise prices ranging from $193.50 to $286.50 per share for a total of $2,323,000. The repurchased warrants were previously classified as equity warrants and at the date of repurchase a charge was recorded to additional paid-in capital.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

February 2024 Issuance of Common Stock and Pre-Funded Common Stock Warrants

On February 13, 2024, the Company consummated a public offering (the “February 2024 Public Offering”) of 158,227 units (the “February Units”) and 867,373 pre-funded units (the “February Pre-Funded Units”). Each February Unit was issued at $9.75 per unit and included one share of common stock and one common stock warrant (the “February Common Warrants”) exercisable for one share of common stock at a $9.75 exercise price. Each February Pre-Funded Unit was issued at $9.735 per unit and included one pre-funded common stock warrant (the “February Pre-Funded Warrants”), exercisable for one share of common stock at an initial exercise price of $0.015 and one February Common Warrant. The gross proceeds from the issuance of the February Units and the February Pre-Funded Units were $1,543,000 and $8,444,000, respectively, for total aggregate proceeds of $9,987,000 before broker fees and related expenses of approximately $998,000. As a result of certain price protection clauses, the February Common Warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Accordingly, of the $9,987,000 gross proceeds from the February 2024 Public Offering, an amount of $6,308,000, representing the fair value of the February Common Warrants as of the issuance date was allocated to the February Common Warrants liability, with the residual proceeds of $3,679,000 allocated to the common stock and February Pre-Funded Warrants, which met the criteria for equity classification.

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

For the Three and Nine Months Ended September 30, 2024 and 2023

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

For the three months ended June 30, 2024, the Company’s board of directors approved the issuance of a total of 136,203 shares of common stock to two vendors for investor relations services. The fair value of such common shares was calculated to be $360,000 and was recorded to other assets and additional paid in capital. The fair value of such shares will be amortized over the service period of each agreement which ranged from 6 months to 12 months. The shares of common stock were issued in July 2024.

Exchange Agreements

On September 10, 2024, the Company entered into exchange agreements (each, an “Exchange Agreement”) with certain holders (the “Holders”) of common stock purchase warrants exercisable for an aggregate of up to 5,135,182 shares of common stock, originally issued on February 13, 2024 and having a then-current exercise price of $1.83 (such warrants, the “February 2024 Warrants”). Pursuant to the Exchange Agreements, the Holders agreed to exchange their February 2024 Warrants for newly issued common stock purchase warrants exercisable for an aggregate of up to 5,135,182 shares of common stock, at an exercise price of $2.21 per share (such warrants, the “Exchange Warrants”, and such shares of common stock issuable upon exercise thereof, the “Exchange Warrant Shares”). The Exchange Warrants are immediately exercisable.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

6.Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Warrant Side Letter Agreements

Also on September 10, 2024, following completion of the transactions contemplated by the September 2024 Warrant Inducement (see below), the Company entered into side letter agreements (each, a “Side Letter Agreement”) with the Holders with respect to (i) those certain common stock purchase warrants of the Company, originally issued to the Holders on March 27, 2024, as amended (the “March 2024 Warrants”), (ii) those certain common stock purchase warrants of the Company, originally issued to the Holders on April 19, 2024, as amended (the “1st April 2024 Warrants”), (iii) those certain common stock purchase warrants of the Company, originally issued to the Holders on April 23, 2024 (the “2nd April 2024 Warrants”), (iv) those certain common stock purchase warrants of the Company, originally issued to the Holders on April 30, 2024 (the “3rd April 2024 Warrants”), (v) those certain common stock purchase warrants of the Company, originally issued to the Holders on May 15, 2024 (the “1st May 2024 Warrants”), and (vi) those certain common stock purchase warrants of the Company, originally issued to the Holders on May 17, 2024 (the “2nd May 2024 Warrants”, and collectively with the March 2024 Warrants, the 1st April 2024 Warrants, the 2nd April 2024 Warrants, the 3rd April 2024 Warrants, and the 1st May 2024 Warrants, the “Original Warrants”), which Holders are also parties to (i) that certain securities purchase agreement, dated as of March 26, 2024 (the “March 2024 Purchase Agreement”), (ii) that certain securities purchase agreement, dated as of April 17, 2024 (the “1st April 2024 Purchase Agreement”), (iii) that certain securities purchase agreement, dated as of April 19, 2024 (the “2nd April 2024 Purchase Agreement”), (iv) that certain securities purchase agreement, dated as of April 26, 2024 (the “3rd April 2024 Purchase Agreement”), (v) that certain securities purchase agreement, dated as of May 13, 2024 (the “1st May 2024 Purchase Agreement”), and (vi) that certain securities purchase agreement, dated as of May 15, 2024 (the “2nd May 2024 Purchase Agreement”, and collectively with the March 2024 Purchase Agreement, the 1st April 2024 Purchase Agreement, the 2nd April 2024 Purchase Agreement, the 3rd April 2024 Purchase Agreement, and the 1st May Purchase Agreement, the “Original Purchase Agreements”) with the Company.

Pursuant to the Side Letter Agreements, (a) the Holders agreed to (i) amend the “Fundamental Transaction” provisions in the Original Warrants, so that the “Black Scholes Value” clauses in such provisions will be removed in their entirety, effective immediately following receipt of stockholder approval of (a) the issuance of the New Warrant Shares (as defined below) and (b) the issuance of shares of common stock pursuant to the alternative cashless exercise provisions of the 1st April 2024 Warrants, the 2nd April 2024 Warrants, the 3rd April 2024 Warrants, the 1st May 2024 Warrants, and the 2nd May 2024 Warrants, (ii) remove the “Stockholder Meeting” provisions in the March 2024 Purchase Agreement, effective immediately, (iii) amend the “Stockholder Meeting” provisions in the remaining Original Purchase Agreements such that the Company is first obligated to call a stockholder meeting to approve the issuance of the shares of common stock issuable upon exercise of the Original Warrants no later than December 31, 2024, and thereafter, to re-call a stockholder meeting, if necessary, every six months until such stockholder approval is obtained, and (iv) remove the “Subsequent Equity Sales” and “Registration Statement” provisions in the March 2024 Purchase Agreement; and (b) as inducements to and in consideration for each Holder’s agreement to amend the Original Warrants and the Original Purchase Agreements in accordance with the applicable Side Letter Agreement, the Company agreed to issue to the Holders an aggregate of 887,356 shares of common stock (the “New Shares”) and common stock purchase warrants (each, a “New Warrant”, and collectively, the “New Warrants”) exercisable for up to an aggregate of 5,391,747 shares of common stock (the “New Warrant Shares”), such New Shares to be issued upon execution of the Side letter Agreements, and such New Warrants to be issued upon the receipt of stockholder approval referred to in (a)(i) above. The New Warrants will have a per share exercise price equal to $2.21, will contain 4.99/9.99% beneficial ownership limitations, will be exercisable at any time on or after the Stockholder Approval Date (as defined in the New Warrants) and will expire five years thereafter.

Once exercisable, the New Warrants may be exercised, in certain circumstances, on a cashless basis pursuant to the formula contained in the New Warrants. The holder of a New Warrant may also effect an “alternative cashless exercise” commencing on the Stockholder Approval Date. In such event, the aggregate number of shares of common stock issuable in such alternative cashless exercise pursuant to any given notice of exercise electing to effect an alternative cashless exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the New Warrant in accordance with the terms of the New Warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 1.0.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

6.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

The fair value of the 887,356 shares of common stock was calculated to be approximately $2.1 million, based on the common stock price of the date of issuance of $2.40. The incremental fair value of the Exchange Warrants was calculated to be approximately $123,000 and was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of the exchange of $2.40; expected yield of 0.0%; expected volatility of 143%; risk-free interest rate of 3.43% and expected life of 5 years. The fair value of approximately $2,253,000, which is the combination of the issuance of 887,356 common shares and the Exchange Warrants were treated as equity instruments. The approximately $2,253,000 is considered a deemed dividend for the three and nine months ended September 30, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s condensed consolidated statement of operations.

For the three months ended September 30, 2024, the Company’s board of directors approved the issuance of a total of 100,000 shares of common stock to one vendor for financial advisory services. The fair value of such common shares was calculated to be $240,000 and was recorded to other assets and additional paid in capital. The fair value of such shares will be amortized over the service period of 12 months. The shares of common stock were issued in July 2024.

Warrants for Shares of Common Stock

A summary of the warrant activity and related information for the nine months ended September 30, 2024 and the year ended 2023 is provided as follows.

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

For the Three and Nine Months Ended September 30, 2024 and 2023

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

In connection with February 2024 Public Offering, the Company issued common stock purchase warrants to investors to purchase up to 1,025,600 shares of the Company’s common stock, at an initial exercise price of $9.75 per share. The grant date fair value of such warrant was $6,308,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the condensed consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $7.62; expected yield of 0.0%; expected volatility of 119%; risk-free interest rate of 4.31% and expected life of 5 years.

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

For the Three and Nine Months Ended September 30, 2024 and 2023

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

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

6.Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

September 2024 Warrant Inducement

On September 10, 2024, the Company entered into warrant exercise inducement offer letters (the “September 2024 Inducement Letters”) with holders of the Exchange Warrants pursuant to which the Company agreed to issue new inducement warrants (the “September 2024 Inducement Warrants”) to purchase a number of shares of common stock equal to 65% of the number of shares of common stock received upon exercise of the Exchange Warrants during the period provided for in the September 2024 Inducement Letters, with such September 2024 Inducement Warrants to be issued on substantially the same terms as the Exchange Warrants. The holders exercised 1,193,721 Exchange Warrants pursuant to the September 2024 Inducement Letters, and the Company received aggregate gross proceeds of approximately $2.6 million from such exercises. In exchange for the exercises of the Exchange Warrants, the Company issued September 2024 Inducement Warrants exercisable for an aggregate of up to 775,920 shares of common stock at an exercise price of $2.21 per share. Each September 2024 Inducement Warrant is subject to shareholder approval and will expire on the fifth anniversary of such approval. As amended, the inducement offering period is set to close at 5:00 p.m. ET on November 30, 2024.

The grant date fair value of the 775,920 warrants was approximately $1,574,000, which were treated as equity instruments. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of between $1.71 and $2.40; expected yield of 0%; expected volatility of 143%; risk-free interest rate of between 3.43% and 3.52% and expected life of 5 years.

During the three months ended September 30, 2024, 1,193,721 warrants to purchase common stock were exercised for cash, resulting in net proceeds of approximately $2.4 million. During the nine months ended September 30, 2024, 1,632,332 warrants, including pre-funded warrants, to purchase common stock were exercised for cash, resulting in net proceeds of approximately $2.9 million. In addition, during the nine months ended September 30, 2024, 3,225 warrants were exercised using an alternative cashless exercise provision, resulting in the issuance 3,211 shares of common stock. During the three months ended September 30, 2023, 3,400 warrants to purchase common stock were exercised for cash, resulting in net proceeds of approximately $617,000. During the nine months ended September 30, 2023, 19,031 warrants to purchase common stock were exercised for cash, resulting in net proceeds of approximately $9.8 million.

Information regarding warrants for common stock outstanding and exercisable as of September 30, 2024 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	September 30, 2024	Life (years)	September 30, 2024
$1.83 - $2.21	6,721,667	3.2	3,941,461
$3.18 - $3.48	1,693,173	4.6	1,693,173
$5.06 - $6.00	954,827	4.6	954,827
$1,574.00 - $30,000.00	5,860	3.3	5,860
$38,250.00 - $262,500.00	203	0.8	202
$4.76*	9,375,730	3.6	6,595,523
*	Weighted average

Warrants exercisable as of September 30, 2024 exclude warrants to purchase 2,780,207 shares of common stock issued to investors that participated in the March 2024 Offering that require shareholder approval prior to the warrants being exercisable.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

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

The Company recorded no provision for income taxes for the three and nine months ended September 30, 2024. The Company recorded a provision for income taxes of $0 and $2,000 for the three and nine months ended September 30, 2023, respectively.

The Company’s effective tax rate was 0.0% for the three and nine months ended September 30, 2024. The Company’s effective tax rate was (0.02)% for the nine months ended September 30, 2023. The difference between the effective tax rate and the federal statutory tax rate for the three and nine months ended September 2023 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of September 30, 2024 and December 31, 2023, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three and nine months ended September 30, 2024 and 2023 was calculated on a jurisdiction basis.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

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

The following table reflects our lease assets and our lease liabilities at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Assets:
Operating lease right-of-use assets	$556	$616

Liabilities:
Operating lease liabilities, current	$101	$—
Operating lease liabilities, non-current	$580	$636

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the condensed consolidated balance sheets.

Lease Costs:

The components of lease costs were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Operating lease cost	$41	$136
Short term lease cost	$9	24
Total lease cost	$50	$160

As of September 30, 2024, the maturity of operating lease liabilities was as follows (in thousands):

Payments due in:
Year ending December 31, 2024 (3 months remaining)	$45
Year ending December 31, 2025	185
Year ending December 31, 2026	191
Year ending December 31, 2027	197
Year ending December 31, 2028	203
Thereafter	93
Total minimum lease payments	914
Less: Amounts representing interest	(233)
Present value of capital lease obligations	$681

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

8.	Commitments and Contingencies, continued

Lease Term and Discount Rate:

September 30, 2024
Weighted-average remaining lease term (in years)	4.75
Weighted-average discount rate	13.0%

The discount rate was calculated by using the Company’s estimated incremental borrowing rate.

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Operating cash outflows from operating leases	$15	$18

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

For the three months ended September 30, 2024 and 2023, Hansong Technology purchased modules from the Company of approximately $3,000 and $20,000, respectively, and made payments to the Company of approximately $38,000 and $0, respectively. At September 30, 2024 and 2023, Hansong Technology owed the Company approximately $4,000 and $49,000, respectively. For the three months ended September 30, 2024 and 2023, Hansong Technology sold speaker products to the Company of approximately $0 and $24,000, respectively, and the Company made payments to Hansong Technology of approximately $96,000 and $50,000, respectively. At September 30, 2024 and 2023, the Company owed Hansong Technology approximately $67,000 and $324,000, respectively.

For the nine months ended September 30, 2024 and 2023, Hansong Technology purchased modules from the Company of approximately $38,000 and $69,000, respectively, and made payments to the Company of approximately $38,000 and $189,000, respectively. For the nine months ended September 30, 2024 and 2023, Hansong Technology sold speaker products to the Company of approximately $1,000 and $83,000, respectively, and the Company made payments to Hansong Technology of approximately $184,000 and $1,103,000, respectively.

WISA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

9.	Related Parties, continued

As of September 30, 2024 and December 31, 2023, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

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

As of September 30, 2024 and December 31, 2023, Mr. Howitt owned less than 1.0% of the outstanding shares of the Company’s common stock.

10.	Segment Information

The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Asia Pacific	$877	$252	$1,229	$850
North America	161	504	275	769
Europe	134	8	268	39
Other	—	5	—	5
Total	$1,172	$769	$1,772	$1,663

Substantially all of our long-lived assets are located in the United States.

11.	Subsequent Events

Notes Receivable - Maturity Date

On October 23, 2024, the Company and the Borrower agreed to extend the maturity dates of the June 2024 Note, August 2024 Note and September 2024 Note to January 31, 2025.

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

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Revenue

Revenue for the three months ended September 30, 2024 was $1,172,000, an increase of $403,000, or 52%, compared to revenue for the three months ended September 30, 2023 of $769,000. The increase in revenue was a result of an increase in Components sales of $726,000, partially offset by a decrease in Consumer Audio Product sales of $323,000.

Revenue for the nine months ended September 30, 2024 was $1,772,000, an increase of $109,000, or 7%, compared to the revenue for the nine months ended September 30, 2023 of $1,663,000. The increase in revenue was a result of an increase in Component sales of $558,000, partially offset by a decrease in Consumer Audio Product sales of $449,000.

Gross Profit and Operating Expenses

Gross Profit (Deficit)

Gross profit for the three months ended September 30, 2024 was $226,000 compared to a gross deficit of ($1,669,000) for the three months ended September 30, 2023. The gross margin (deficit) as a percent of sales was 19% for the three months ended September 30, 2024, compared to (217%) for the three months ended September 30, 2023. The improvement in gross profit and gross margin as a percent of sales compared to the prior period is mainly attributable to: (a) an increase of $403,000 in revenue between comparable periods and (b) the three months ended September 30, 2023 included a $1.4 million increase in inventory reserves as a result of certain excess raw materials, primarily attributable to the out of balance inventory associated with longer lead time semiconductor chips, whereas the three months ended September 30, 2024 included a $22,000 increase in inventory reserves.

Gross margin for the nine months ended September 30, 2024 was $154,000, compared to a gross deficit of ($3,123,000) for the nine months ended September 30, 2023. The gross margin (deficit) as a percent of sales was 9% for the nine months ended September 30, 2024, compared to (188%) for the nine months ended September 30, 2023. The improvement in gross profit and gross margin as a percent of sales compared to the prior period is mainly attributable to the fact that the nine months ended September 30, 2023 included a $2.8 million increase in inventory reserves as a result of certain excess raw materials, primarily attributable to the out of balance inventory associated with longer lead time semiconductor chips, whereas the nine months ended September 30, 2024 included a $22,000 increase in inventory reserves.

Research and Development

Research and development expenses for the three months ended September 30, 2024 were $2,225,000, an increase of $387,000, compared to the research and development expenses for the three months ended September 30, 2023 of $1,838,000. The increase in research and development expenses is primarily related to increased salary and benefit expense of $225,000, and increased recruiting fees and consulting expenses of $103,000 and $40,000, respectively.

Research and development expenses for the nine months ended September 30, 2024 were $5,729,000, an increase of $65,000 compared to the research and development expenses for the nine months ended September 30, 2023 of $5,664,000. The increase in research and development expenses is primarily related to increased salary and benefit expense of $230,000 and recruiting fees of $84,000, offset partially by reduced consulting fees, legal fees and stock-based compensation of $130,000, $89,000 and $88,000, respectively.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2024 were $983,000, a decrease of $421,000 compared to the sales and marketing expenses for the three months ended September 30, 2023 of $1,404,000. The decrease in sales and marketing expenses is primarily related to decreased salary and benefit expense of $151,000 and decreased consulting expenses, tradeshow expenses and advertising expenses of $61,000, $44,000 and $37,000, respectively.

Sales and marketing expenses for the nine months ended September 30, 2024 were $2,777,000, a decrease of $1,010,000 compared to the sales and marketing expenses for the nine months ended September 30, 2023 of $3,787,000. The decrease in sales and marketing expenses is primarily related to decreased salary and benefit expense of $459,000 and decreased website expenses, consulting expenses, stock-based compensation, and public relations expenses of $155,000, $117,000, $48,000 and $47,000, respectively.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 were $2,261,000, an increase of $833,000, compared to the general and administrative expenses for the three months ended September 30, 2023 of $1,428,000. The increase in general and administrative expenses is primarily related to increased investor relations expenses of $736,000, which includes stock-based compensation charges of $156,000, and increased legal fees of $202,000, offset partially by decreased stock-based compensation expense of $128,000.

General and administrative expenses for the nine months ended September 30, 2024 were $6,454,000, an increase of $2,194,000, compared to the general and administrative expenses for the three months ended September 30, 2023 of $4,260,000. The increase in general and administrative expenses is primarily related to increased investor relations expenses of $1,728,000, which includes stock-based compensation charges of $312,000, and increased legal fees $336,000, offset partially by decreased stock-based compensation expense of $381,000.

Interest Income (Expense), net

Interest income, net for the three months ended September 30, 2024 was $9,000 compared to net interest expense of $52,000 for the three months ended September 30, 2023, a net change of $61,000. Interest expense, net for the nine months ended September 30, 2024 was $1,260,000, an increase of $448,000 compared to the interest expense for the nine months ended September 30, 2023 of $812,000.

The increase in interest expense, net for the nine months ended September 30, 2024, was primarily due to the amortization of debt discounts associated with the January 2024 Promissory Note in the principal amount of $1,000,000 that the Company incurred in January 2024 and repaid in full in January 2024.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended September 30, 2024 was a gain of $6,000, compared to a gain of $284,000 for the three months ended September 30, 2023. The change in fair value of the warrant liabilities for the three months ended September 30, 2024 was primarily due to the decrease in the price of our common stock at September 30, 2024 compared to the price of our common stock on the date of the warrant issuance as well as the decline in our common stock price from June 30, 2024, related to existing warrant liabilities.

Change in fair value of warrant liability for the nine months ended September 30, 2024 was a loss of $29,120,000 compared to a gain of $6,134,000 for the nine months ended September 30, 2023. The change in fair value of the warrant liability for the nine months ended September 30, 2024 was due to the issuance of additional warrants to purchase 5,602,693 shares of common stock and the subsequent valuing of such warrants. The additional warrants were issued as a result of provision in certain of the warrant agreements that was triggered following the Company’s reverse stock split that occurred in April 2024. The change in fair value of the warrant liabilities for the nine months ended September 30, 2023 was due to the issuance of warrants in February 2023 and the subsequent decrease in the price of our common stock at September 30, 2023 compared to the price of our common stock on the date of the warrant issuance as well as the decline in our common stock price from December 31, 2022, related to existing warrant liabilities.

Loss on Debt Extinguishment

During the three and nine months ended September 30, 2024, the Company recorded a loss on debt extinguishment of $0. During the three and nine months ended September 30, 2023, the Company recorded a loss on debt extinguishment of $0 and $837,000. The loss is directly related to the Company’s April 2023 repayment of the Convertible Note in the amount of $1,656,744. The repayment of the entirety of the outstanding balance of such note, included the unpaid principal, interest through the payoff date, and a pre-payment premium of $276,000. The loss also includes the expensing of the related unamortized debt discounts totaling $894,000, offset partially by a $333,000 gain on termination of a derivative liability that was established in connection with the Convertible Note.

Other Income (Expense), net

Other income, net for the three months ended September 30, 2024 was $136,000 compared to net interest expense of $4,000 for the three months ended September 30, 2023, a net change of $140,000. Other income, net for the nine months ended September 30, 2024 was $136,000, an increase of $143,000 compared to the other expense, net for the nine months ended September 30, 2023 of $7,000.

The increase in other income, net for the three and nine months ended September 30, 2024, was due to the receipt of an Employee Retention Credit (“ERC”) refund of $141,000, net of fees. The ERC refund was for the three month period ended June 30, 2020.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2024 were $3,921,000 compared to $411,000, as of December 31, 2023.

We recorded a net loss of $45,050,000 for the nine months ended September 30, 2024 and used net cash in operating activities of $13,276,000. We incurred a net loss of $12,358,000 for the nine months ended September 30, 2023 and used net cash in operating activities of $12,101,000. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the nine months ended September 30, 2024, was related to an increase in prepaid expenses and inventories, which was partially offset by a decrease in accounts payable.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants, sale of debt instruments and revenue from the sale of our products. In January 2024, we received gross proceeds of $600,000 from the issuance of promissory notes and common stock purchase warrants to certain accredited investors. In February 2024, we received gross proceeds of approximately $10.0 million from the public offering of 1,025,600 units, with each unit consisting of one share of common stock (or pre-funded warrant in lieu thereof) and one warrant, each to purchase one (1) share of common stock. In March 2024 we received net proceeds of approximately $2.3 million from the issuance of 417,833 shares of common stock, 93,342 pre-funded common stock warrants and the issuance of 511,175 warrants to purchase common stock. On April 19, 2024, we received net proceeds of approximately $591,000 from the issuance of 225,834 shares of common stock and the issuance of 225,834 warrants to purchase common stock. On April 23, 2024, we received net proceeds of approximately $1.6 million from the issuance of 361,904 shares of common stock and the issuance of 542,856 warrants to purchase common stock. On April 30, 2024, we received net proceeds of approximately $2.1 million from the issuance of 418,845 shares of common stock and the issuance of 418,845 warrants to purchase common stock. On May 15, 2024, we received net proceeds of approximately $2.3 million from the issuance of 785,000 shares of common stock and the issuance of 785,000 warrants to purchase common stock. On May 17, 2024, we received net proceeds of approximately $2.1 million from the issuance of 675,000 shares of common stock and the issuance of 675,000 warrants to purchase common stock. In September 2024, we received net proceeds of approximately $2.4 million from the exercise of 1,193,721 warrants to purchase common stock. We will need to raise additional proceeds via the issuance of equity securities and/or the sale of debt instruments in the fourth quarter of 2024 to fund operations for fiscal year 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

4.1	Form of Common Stock Purchase Warrant (Exchange Warrant) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).
4.2	Form of Common Stock Purchase Warrant (Inducement Warrant) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).
4.3	Form of Common Stock Purchase Warrant (New Warrant) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).
10.1

Asset Purchase Agreement, dated September 4, 2024, by and between WiSA Technologies, Inc. and Data Vault Holdings Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).

10.2

Form of Exchange Agreement, dated September 10, 2024, by and among the Company and the signatories thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).

10.3

Form of Inducement Agreement, dated September 10, 2024, by and among the Company and the signatories thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).

10.4

Form of Side Letter Agreement, dated September 10, 2024, by and among the Company and the signatories thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).

10.5

Form of Inducement Agreement between Stanley Mbugua and the Company, dated as of September 30, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2024)

10.6

Employment Agreement between Stanley Mbugua and the Company, dated as of September 30, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2024)

10.7

Form of Amendment to Inducement Agreement between the Company and each Holder, dated as of September 30, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2024)

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

WISA Technologies, Inc.

Date: November 14, 2024	By:	/s/ Brett Moyer
Brett Moyer
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Gary Williams
Gary Williams
Vice President of Finance and Chief Accounting Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)