Form 10-K
period 2024-12-31
Datavault AI Inc.
filed 2025-03-31
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-38608

Datavault AI Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-1135279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15268 NW Greenbrier Pkwy

Beaverton, OR 97006

Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (408) 627-4716

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DVLT	The Nasdaq Capital Market

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $12,377,000 based on the closing price of $2.57 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 64,202,635 shares of its common stock outstanding as of March 27, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of Datavault AI Inc’s (“Datavault”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to Datavault’s ability to remain listed on the Nasdaq Capital Market; Datavault’s need for financing in the near term to support its ongoing operations; the volatility of the market price for Datavault’s common stock; market, economic and other conditions; Datavault’s ability to continue as a going concern; Datavault’s ability to manage costs and execute on its operational and budget plans; risks related to M&A activity including our ability to close certain acquisitions and realize the anticipated benefits from those acquisitions; our ability to realize the anticipated benefits from the asset purchase from EOS Technology Holdings Inc.; and Datavault’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.	Business

Overview

We were formed as a Delaware limited liability company on July 23, 2010 and converted into a Delaware corporation, effective December 31, 2017. Effective as of March 11, 2022, we changed our name to WiSA Technologies, Inc. On December 31, 2024, we purchased certain intellectual property assets from EOS Technology Holdings Inc., followed by changing our name to Datavault AI Inc. on February 13, 2025. As we expand the business in the future with the assets from this acquisition, we plan to focus on cyber secure privacy protected data management and monetization and acoustic science innovations, as well as continuing to use wireless audio to transmit data and audio for consumer use and will solidify our position as an innovative leader in next-generation data technology. Our established leadership in wireless HD spatial audio transmission semiconductors, technology modules and proprietary platforms are precision engineered in the United States from our Headquarters in Beaverton, Oregon. Our inventions transform what our future customers will be able to achieve with data and multi-channel HD wireless audio. Datavault AI stands at the forefront of innovation, delivering cutting-edge Web 3.0 data management and high-performance computing (HPC) solutions to a global audience.

Datavault AI is a pioneering technology licensing company that owns a portfolio of patented, secure platforms designed to redefine how data is managed, valued, and monetized in the modern era. Leveraging our proprietary HPC capabilities and advanced software, we aim to empower future customers worldwide with revolutionary data solutions. Once the acquired intellectual property assets are fully integrated and a revenue stream is established, we expect that the heart of our offerings will be our artificial intelligence (AI)-driven agents—branded as Data Vault®, DataValue®, DataScore®, and Data Vault Bank®. These tools harness generative AI to deliver enterprise-grade data management solutions, that are differentiated by privacy first, cyber secure utilities tailored for the HPC landscape and the Web 3.0 paradigm.

Valuation, scoring based on a myriad of industry specific parameters as well as the ability to analyze our future customers’ data regarding their ownership, meta indexing, touch-less appraisal, cyber secure, regulatory compliant and reporting analytics are among the resources that the Data Vault platform will be able unlock for our future customers. One key characteristic of Web 3.0 systems is the decentralized access to blockchain systems and the ability to mint smart contracts and other tools that change what organizations can achieve. AI adds yield management that will focus on our future customers’ revenue, generated by data objects that our AI Agents - DataValue, DataScore and Data Vault Bank, will work on in parallel to maximize both inventory and yield. Combination and derivative data, non-competitive, or controversial data is identified, objectified and priced through automation systems and Information Data Exchange unlocks. Without the need to support storage, compute or other technology commodities, the company will focus on high yield data sets where Datavault AI and its future customers will stand to make value and revenue through actionable intelligence. Without increasing the cyber or data security vulnerabilities, and without an activation or installing software, the capabilities in our Web 3.0 Data Vault platform will be adjunctive, trained on customizable and ubiquitous data sources from any network and in any format. Telecom, VOIP, wireless, CCTV, IPTV, video surveillance, computer vision, and traditional databases are all compatible in a meta form. In Data Vault, these data sets can be perceived, experienced, anchored, and minted into immortality in the form of non-fungible tokens, or sold directly to buyers on our Information Data Exchange. In addition to compatibility, Datavault AI solutions are fortified with the blockchain characteristic of immutability and integrations with blockchains of any type, which sets our technology apart, and our Information Data Exchange provides for scalable, peer-to-peer transactional capability.

Our technology ensures data ownership immutability, experiential data observability, precise data asset valuation, and secure monetization—which we believe will unlock unprecedented opportunities for businesses in an increasingly data-driven world on which our executive leadership, with our engineering and software development teams, can capitalize. Datavault AI has two synergistic platforms (Data Science and Acoustic Science) that plan to optimize the revenue generation of the Company.

Data Science

Our Data Sciences Platform will be anchored by our flagship Data Vault® platform—a patented, cyber-secure asset tokenization platform that sets a new standard for trust and innovation in Web 3.0 data science. Central to this platform are our industry-first Sumerian® crypto-anchors, which will be able to empower future customers to verify, validate, and monetize both physical and digital assets with confidence. We believe this groundbreaking technology will enable future customers to seamlessly track and monetize historical, current, and future data tied to any asset, integrating effortlessly with existing systems. By layering blockchain and AI-driven metadata atop diverse data sources, Data Vault® plans to provide licensees with a framework for indexing, valuing, scoring, and monetizing assets in immersive 2D and 3D experiential environments. Complementing this, our patented Information Data Exchange® (IDE) will offer a secure, privacy-compliant marketplace where tokenized data and assets can be marketed, bought, and sold directly between owners and buyers. This division will enable enterprises to unlock the full potential of their data assets and provide the ability to turn data from a cost center into cash that can enrich their balance sheets.

Products and services of Datavault AI’s Data Sciences Platform, which we anticipate will be significant revenue generators in the future, include Data Vault®—our multi-patented Web 3.0 data perception, visualization, valuation & monetization software platform for high performance computing. Data Vault will be monetized through licensing and software as a service (SaaS) contracts. AI driven agents will be used within Data Vault to create new data assets and valuable insights for Datavault AI’s future customers in the data and AI space. DataScore, DataValue, and Digital Twin Institute are Data Vault outputs that will be able to be monetized through revenue splits with future Datavault AI customers. Our technology creates connections for our customers to their decentralized blockchains with capacity to connect to any qualified chain and the ability to create proprietary new blockchains for our future licensed customers. Data Vault integrates data sets, mints digital assets on any blockchain and provides industry first crypto anchors, metadata asset indexing, blockchain tokenization systems management, data ownership monetization with Data Vault Bank automated smart contract production, VerifyU—our academic accreditation system, asset tokenization, name image likeness (NIL) monetization, Information Data Exchange®, encrypted data monetization, tokenized data and assets, each of which are easily tracked and will be easily monetized, all within the IDE, in one cohesive platform.

Data Science Division Overview

Datavault AI, through its flagship product Data Vault®, will deliver a pioneering Web 3.0 data management platform offered as a SaaS solution. Data Vault® aims to redefine how organizations acquire, value, analyze, refine, and monetize their data assets by changing how it is valued, indexed, understood, experienced and turned into cash when it can be done compliantly and in a privacy, cyber secure and regulatory compliant first platform compliance. This transformative technology integrates advanced Web 3.0 anchor technologies—including blockchain, AI, machine learning (ML), tracking and tracing systems, voice recognition, and 3D visualization—into a patented architecture that will empower future clients to unlock the full potential of their data. The technology uses AI agents that will be trained on our future clients’ datasets to maximize the usefulness of data across our culture customers’ enterprises. Secondarily, the platform’s will look to maximize the yield of data systems to offset their costs. Unlike traditional data management systems, Data Vault® ensures that organizations retain complete ownership and control over their data, providing a secure and scalable foundation for enterprise innovation in the Web 3.0 and supercomputing era without ever moving, changing, ingesting, storing or altering our future customers’ data in any way. The patented technology will solve for data privacy and security while also opening up data owners to a Global data marketplace that will give our future customers more capital to deploy in their core businesses and tools that will make their revenue generation advanced, and will keep pace with an entirely new Web 3.0 paradigm in how data is valued, protected and monetized to the benefit of Datavault AI clients. Industry specific Agents and data objects of all types will result from the use of the platform by our future clients.

Our platform’s Information Data Exchange (IDE) introduces robust transactional capabilities, enabling seamless, secure, and transparent data interactions between data owners and users. This facilitates a fair and equitable exchange of value, addressing the growing need for trusted data ecosystems as AI and ML technologies proliferate. With decades of expertise in enterprise solutions and cybersecurity, our team has engineered Data Vault® to serve as a comprehensive data valuation, visualization, and monetization platform. Its versatility will support a wide range of industries, including Biotech, Fintech, Hospitality, Casinos, Food Safety, Education, and Sports & Entertainment, unlocking scalable Web 3.0 opportunities tailored to each sector’s unique needs.

Addressing the Data Challenges of the Future

In an era defined by rapid technological advancement, the rise of AI presents both unprecedented opportunities and significant risks. Unreliable or unsecured data undermines the integrity of AI systems, threatening the viability of corporations that depend on these technologies to remain competitive. Data Vault® leverages blockchain technology to protect, price, and produce measurable value from data assets, ensuring that organizations can trust the data powering their AI-driven initiatives. By providing observability and management of data rights across diverse sources, our platform mitigates risks related to data misuse, including threats to future customers’ name, image, likeness, and other sensitive data assets. Data Vault® addresses the challenge head-on. With compliance, cyber security and immutable audit trails, our technology will provide a unified framework for enterprises to index, value, score, and monetize their data assets through our patented information Data Exchange. We plan for Datavault AI to become an important and trusted partner for businesses navigating the complexities of the digital Web 3.0 economy.

Acoustic Division Overview

Our Acoustic Division, anchored by our patented Adio® ultrasonic platform, is at the forefront of using wireless audio to transmit data and audio for the consumer’s use while enabling our future customers to monetize their usage and data. Our technology addresses the needs for enhanced experiences in live events, trade shows, retail environment, consumers home entertainment systems, and on premise digital signage.

Acoustic Science

Our Acoustic Sciences Platform now features a fusion of WiSA’s proven and wireless standard technology and the category creating ADIO inaudible tone, data over sound, and mobile quick response technology. ADIO technology was acquired with plans to enhance the revenue production and productization of WiSA E technology. Prior to the acquisition of IP assets from EOS Technology Holdings Inc., we had established a leadership position in audio innovation within high-definition wireless audio transmission technology. These multi-patented spatial and multichannel HD sound transmission technologies—including intellectual property covering audio timing, synchronization, and multi-channel Interference Cancellation—will integrate with the Adio technology we acquired in the acquisition. Adio is a set of IP pioneering data-over-sound, sonic anchor, and inaudible tone transmission and receiver technologies. Together, these capabilities create a powerful synergy, blending the extensive intellectual property portfolio that we recently acquired with WiSA’s legacy audio solutions. We believe this collaboration will deliver transformative value across multiple markets, including sports and entertainment, education, retail, commercial, government, and scientific sectors. By combining these exclusive patented technologies, we will not only enhance current and future customer experiences but also plan to redefine how data and sound converge can drive business success.

Adio®: A Patented Ultrasonic Platform Powering Web 3.0 Innovation

Adio® represents a groundbreaking advancement in data-over-sound technology, leveraging ultrasonic signals to provide fully implemented use cases across industries such as advertising, biotech, fintech, e-commerce, AI, ML, broadcasting, streaming, event venues, food safety, ticketing, farming, logistics, livestock management, and credential validation. This patented Web 3.0 anchor technology, branded Sumerian® integrates seamlessly with Datavault’s broader data management ecosystem, enabling data tokenization, objectification, and tracking. When paired with complementary patented technologies—such as P-Chip’s micro transponder technology and BASF’s polymer solutions—Adio® achieves first-mover status in key market verticals, delivering a robust technology stack with significant competitive advantages.

Our extensive patent portfolio underpins Adio®’s market leadership, featuring key issued claims that secure long-term ownership of critical verticals. This IP spans both sender and receiver functionalities, covering applications in music tones, broadcasting, tracking and logistics, user and data validation, verification, and streaming. With U.S. and international patent coverage, this IP establishes a formidable barrier to entry for competitors, protecting both core and ancillary feature sets that drive Adio®’s versatility and scalability.

How Adio Works

Adio® enhances consumer and enterprise experiences by simplifying interactions with data and content. Consumers will opt in via a single interface command, granting permission for Adio®’s listening utility to detect ultrasonic tones and deliver tailored responses—such as offers, multimedia content, or data visualizations—directly to their smartphones. Unlike QR codes, which require camera-based interaction, Adio® uses microphones to ingest tones, reducing friction and improving accessibility. These tones can be programmed for timed releases, encrypted file delivery, or networked data links, triggering responses like URLs, virtual reality experiences, or serialized multimedia content. When integrated with Web 3.0 blockchain technology, Adio® supports digital rights management, authenticity verification, credentialing, tokenomics, and data validation, creating a secure and innovative ecosystem for both consumers and businesses.

Market Positioning and Use Cases

Adio® delivers an industry-first patented data-over-sound content delivery system that transcends traditional audio applications, unlocking future revenue potential. In advertising and marketing, it enables brands to engage consumers through inaudible tones embedded in broadcasts or live events. In food safety and asset tracking, Adio® pairs with marking technologies—such as molecular polymers, micro transponders, Wi-Fi, Bluetooth, radio frequency identification, near-field communication, and social media—to provide end-to-end traceability and authenticity validation. Transmission channels range from dedicated tone transmitters to streaming platforms, radio, satellite, and social media, ensuring compatibility with existing sound infrastructure. We believe this seamless integration, coupled with straightforward and cost-effective installation, will give our future customers a technical edge and will foster creativity in delivery.

Strategic Vision and Growth Opportunities

Our Acoustic Platform is committed to driving innovation in the wireless audio market with Adio and WiSA. As a founding member of the WiSA Association, we promote interoperability and consumer choice through certified, logo-bearing products that ensure seamless performance across brands. Our WiSA marketing strategy emphasizes two emerging needs: immersive multichannel audio and robust wireless performance. Our Adio strategy will enable our future customers to simultaneously transmit data to their customer for advertising, education, and public service announcements. Jointly licensing Adio and WiSA software to premium audio brands and smart device manufacturers, we aim to revolutionize how consumers experience media content across mobile devices, televisions, soundbars, set-top boxes, and personal computers. By combining our expertise in wireless audio with our innovative Adio® platform, we will redefine how sound can deliver both entertainment and utility across a variety of use cases.

Historically, our Acoustic Platform focused on developing modules that wirelessly transmit and receive audio directly to speakers. In late 2023, we introduced WiSA E, a software-based wireless technology leveraging standard Wi-Fi chips, marking a significant evolution in our offerings. Looking forward, we intend to license our proprietary software—currently embedded in our wireless modules—to third-party manufacturers, enabling them to integrate our technology into a broad range of Wi-Fi-enabled smart devices.

Comprehensive Datavault AI Market Opportunity and Strategic Vision

Datavault AI, through its patented Data Vault® platform, is uniquely positioned at the intersection of Web 3.0, AI, and enterprise data management, offering a first-to-market solution that aligns with the growing demand for decentralized, secure, and value-driven data ecosystems. Our Data Vault platform’s use cases span operational enhancements—such as improving supply chain transparency in Food Safety, enabling secure patient data monetization in Biotech, or powering real-time analytics in Sports & Entertainment—to broader strategic initiatives that redefine how enterprises engage with their data and digital twins that will change what we can perceive from data today. By integrating cutting-edge technologies into cohesive solutions and customer centric offerings for future customers, and licensing where our future customers connect to utilities we create which will help achieve our solutions on future customers’ networks, we can provide our future clients with the tools to not only adapt to the Web 3.0 landscape, but to lead within it. Our solutions will provide for immediate acclamation to a world in Web 3.0 where data has become power itself.

Looking ahead, Datavault AI is committed to expanding the capabilities of Data Vault®, enhancing its utility across additional industries and use cases. As the volume and complexity of data continue to grow, our focus remains on delivering innovative solutions that will empower our future clients to maintain sovereignty over their data while capitalizing on its economic potential. Through continuous investment in research and development, strategic partnerships, and customer-centric innovation, we aim to solidify our leadership in the data management space and drive long-term value for our stakeholders by building a new customer base and revenue stream.

Our Business Focus

Datavault AI is dedicated to pioneering the future of data and audio technology through our innovative Data Vault® and Adio® platforms, delivering transformative Web 3.0 solutions that empower enterprises and consumers alike. Our Data Platform will redefine data management by providing a first-to-market SaaS platform that enables organizations to acquire, value, refine, and monetize their data assets with unparalleled security and control. Simultaneously, our Acoustic Platform will leverage our patented ultrasonic Adio® technology to deliver immersive wireless audio and data-over-sound applications, unlocking new utility across industries ranging from entertainment to food safety. Together, these platforms position Datavault AI at the forefront of the digital and audio innovation landscape, addressing the growing demand for trusted, scalable, and value-driven ecosystems in the Web 3.0 era.

Our strategic focus is to accelerate growth and expand our market presence through a dual-pronged approach of mergers and acquisitions (M&A) and direct organic sales growth. We intend to pursue targeted M&A opportunities to acquire complementary technologies, intellectual property, and customer bases that enhance our Data Vault® and Adio® offerings, broaden our industry reach, and strengthen our competitive moat. Concurrently, we are committed to scaling our direct sales efforts to penetrate key verticals—such as biotech, fintech, hospitality, and advertising—capitalizing on our first-mover advantages and robust patent portfolios. By integrating acquired assets with our existing platforms and leveraging our sales channels, we aim to rapidly expand our footprint, drive revenue growth, and deliver long-term value to our shareholders through future revenue and customer streams. Our leadership remains focused on executing a disciplined growth strategy that maximizes enterprise value through organic innovation and strategic consolidation.

Human Capital Resources

As of March 12, 2025, we had 66 domestic employees with 63 of those employees classified as full-time. In the United States, we had 66 employees, including 36 employees that work in our research and development department, 11 employees in our sales and marketing department, 2 employees that work in our facilities and IT department and 8 employees that work in our general and administrative department. In addition, we have one logistics employee in China, one sales employee in Taiwan and one sales employee in Korea. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Raw Materials

Our WiSA E code is exclusively on Realtek for 5ghz and Espressif for 2.4 ghz. Our HT chips are sole sourced but we have plenty of inventory. Speakers are sole sourced from Hansong but there are numerous other ODMs that could build speakers. Historically, the company strategically partners with its vendors for specific products. In each category, they are the primary source for parts. Each has excess capacity to meet any surge in volume. Each can be replaced with another vendor should a supply problem develop.

In 2025 and beyond, with the Data Vault IP acquisition and WiSA E software, we expect our revenue to shift to more software and less hardware.

No materials supplier makes up more than 10% of our purchases.

Reliance Upon One or a Few Customers

For the year ended December 31, 2024, Richsound Research Ltd. accounted for 29%, Sagemcom Broadband SAS 19%, Amazon 18% and Edom Technologies Co, Ltd. 10% of our net revenue. For the year ending December 31, 2023, Amazon accounted for 25%, Edom Technologies Co, Ltd. 19%, Focus Camera 14% and Guo Guang Electric Co 13% of our net revenue. It has been our experience that a large percentage of our sales have been attributable to a relatively small number of customers in any particular period.

Industry Background

Datavault AI operates within the burgeoning Web 3.0 ecosystem, a next-generation internet framework defined by decentralization, blockchain technology, and user-centric data control. Web 3.0 represents a seismic shift from the centralized, platform-dominated Web 2.0 model toward a decentralized digital landscape where individuals and enterprises wield greater autonomy over their data, identity, and transactions. According to Market Research Future, the global Web 3.0 blockchain market was valued at $2.2 billion in 2021 and is projected to reach $38.6 billion by 2030, growing at a compound annual growth rate (CAGR) of 43.6% from 2024 to 2030. This expansion is fueled by rising demand for data privacy, the proliferation of digital assets like cryptocurrencies and non-fungible tokens (NFTs), and advancements in internet infrastructure, such as 5G and 6G deployment.

The Web 3.0 market intersects two pivotal trends shaping Datavault AI’s strategic focus. First, the integration of AI and ML into enterprise operations is driving demand for secure, decentralized data ecosystems. Grand View Research estimates the broader Web 3.0 market, encompassing blockchain and AI-driven applications, at $2.25 billion in 2023, with a projected CAGR of 49.3% through 2030, reflecting the urgency for platforms like Data Vault® to address data valuation and monetization needs in sectors such as biotech, fintech, and hospitality. Second, the audio technology sector is evolving toward wireless, multifunctional solutions, with Straits Research forecasting the Web 3.0 blockchain market—spanning innovative applications like Adio®’s data-over-sound technology—to grow from $3.34 billion in 2023 to $93.46 billion by 2032 at a CAGR of 44.8%. This convergence of data and audio innovation within Web 3.0 creates a fertile landscape for Datavault AI’s offerings.

While established technology giants and blockchain startups vie for dominance, we believe the market remains ripe for pioneers who While established technology giants and blockchain startups vie for dominance, we believe the market remains ripe for pioneers who can deliver scalable, practical solutions. Datavault AI plans to capitalize on this through its patented Data Vault® platform, which will empower enterprises to maintain data sovereignty amid growing cybersecurity threats, and its Adio® technology, which will leverage ultrasonic signals and blockchain to unlock novel use cases in advertising, supply chain tracking, and beyond. As consumer and regulatory emphasis on data ownership intensifies—evidenced by the rapid adoption of decentralized finance (DeFi) and NFTs, with NFT funding surging to $4.8 billion in 2021 per CB Insights—we believe Datavault AI is poised to deliver shareholder value by bridging these industry trends with actionable, Web 3.0-enabled solutions for our future customers.

References for market size and growth projections:

- Web 3.0 blockchain market: $2.2 billion (2021) to $38.6 billion (2030), CAGR 43.6% (Market Research Future).

- Broader Web 3.0 market: $2.25 billion (2023), CAGR 49.3% through 2030 (Grand View Research).

- Web 3.0 blockchain market: $3.34 billion (2023) to $93.46 billion (2032), CAGR 44.8% (Straits Research).

- NFT funding: $4.8 billion in 2021 (CB Insights).

Our Technology

The combined patented data and acoustic technologies breakdown by platform follows;

Data Sciences Platform	Patented Technology Stack
Acoustic Data Perception	WiSA® - Wireless HD Transmission Technology
Data Ownership	Data Vault® - Data Experience AI Agent
Data Visualization	Data Vault Bank® - Smart Contract AI Agent
Data Valuation	DataValue® - Data Valuation AI Agent
Data Scoring	DataScore® - Data Scoring AI Agent
Data Anchoring	Sumerian® - Crypto Anchors
Data Monetization	Information Data Exchange® - Buy & Sell Data

Acoustic Sciences Platform	Patented Technology Stack
Adio Tones	Adio® - Inaudible Tones Technology
WiSA Spatial, HD Transmission	WiSA®
WiSA Association

Recent Developments

Nathaniel Bradley Inducement

We granted Mr. Bradley, effective January 2, 2025, an inducement award agreement (the “Inducement Award Agreement”), pursuant to which Mr. Bradley was granted 1,200,000 units of our restricted stock (the “Units”) as an inducement material to Mr. Bradley’s entering into employment with us. The Units were approved by the Board and granted outside of our 2020 Stock Incentive Plan and 2018 Long-Term Stock Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The Inducement Award Agreement contemplates half of the Units vesting in equal 3-month installments over a 36-month period beginning March 20, 2025, and the other half of the Units vesting upon our aggregate revenue equaling or exceeding $40 million over any trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date.

February 26, 2025 RSA Grant to Employees, Directors and Officers

On February 26, 2025, we granted 6.1 million RSA awards from the 2018 Long-Term Stock Incentive Plan to our employees, directors and officers with a grant date fair value of $1.04 per share. The award includes 2.2 million performance-based grants to certain executives which will vest upon the achievement of revenue milestones with the remaining awards containing service-based vesting requirements and are earned in equal increments over the subsequent twelve quarters.

Share Exchange Agreement

On March 16, 2025, we entered into a share exchange agreement (the “Share Exchange Agreement”) with NYIAX, Inc., a Delaware corporation (“NYIAX”), for the exchange of 900,000 NYIAX shares of common stock, par value $0.0001 per share (the “Shares”) for aggregate consideration of up to 5,000,000 shares of our common stock, par value $0.0001 per share (collectively, the “Exchange”). NYIAX operates a NASDAQ-integrated trading platform that enables trading of long-term media contracts. Using patented blockchain-powered technology, the platform brings financial market standards to advertising transactions, improving transparency and automation.

The Share Exchange Agreement provides that as consideration for the Shares transferred by NYIAX to us, we will issue to NYIAX (i) 3,000,000 newly issued, fully paid and nonassessable shares of our common stock (the “Closing Shares”), and (ii) 2,000,000 newly issued, fully paid and nonassessable shares of our common stock (the “Additional Shares”). The Closing Shares shall be issued in four equal quarterly tranches starting from the closing.

The Additional Shares shall be issued only upon completion of a complete advertising cycle for a third party clientele, and upon the parties’ mutual written agreement that the Adio Platform has been integrated into the NYIAX Platform upon completion of the advertising cycle. The Additional Shares shall be issued within thirty (30) days from the completion of the integration.

The Share Exchange Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including, without limitation, certain agreements.

Intellectual Property Cross-License Agreement

In connection with the Exchange, on March 16, 2025, we, entered into a white label, co-marketing and intellectual property cross-license agreement (the “License Agreement”) with NYIAX, where we received a non-exclusive license under certain of NYIAX’s jointly owned patent rights and know-how, and a non-exclusive license to white label NYIAX’s proprietary software-as-a-service advertising brokerage platform, all within the field of data, information and asset monetization and exchange. In exchange, we granted to NYIAX a non-exclusive license under certain of our wholly owned patent rights, know-how and trademarks, including with respect to our Adio Platform, in the field of advertising buying, selling and brokerage.

As consideration for the’ services provided by NYIAX pursuant to the License Agreement and the rights to access and use the NYIAX Platform granted to us, we will issue to NYIAX 2,530,000 newly issued, fully paid and nonassessable shares (such shares, the “Consideration Shares”) of our common stock

As consideration for the rights granted to NYIAX under the License Agreement, NYIAX shall pay to us a license fee in the form of a convertible promissory note in the aggregate amount $2,500,000 (the “NYIAX Convertible Note”). The NYIAX Convertible Note is due on the first anniversary of the closing. NYIAX agreed to pay interest to us on the aggregate unconverted and then outstanding principal amount of the NYIAX Convertible Note at the rate of four percent (4%) per annum, accruing from the closing. The NYIAX Convertible Note may be prepaid in full at NYIAX’s election.

The NYIAX Convertible Note will automatically convert at the earlier of (i) the maturity date, and (ii) the first underwritten public offering of NYIAX pursuant to an effective registration statement under the Securities Act, covering the offer and sale by NYIAX of its equity securities, as a result of or following which NYIAX shall be a reporting issuer under the Securities Exchange Act of 1934, as amended, and NYIAX Common Stock is listed on the trading market, at a conversion price of $2.00 per share.

The License Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including, without limitation, certain agreements.

Software Development Agreement

In connection with the Exchange, on March 16, 2025, we entered into a software development agreement (the “Software Development Agreement”) with NYIAX, pursuant to which NYIAX has engaged us to develop certain software and provide certain additional professional services as the parties will agree under one or more statements of work.

The Software Development Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including, without limitation, certain agreements.

Registered Direct Transaction

On February 13, 2025, we closed an offering (the “February 2025 Offering”) pursuant to the securities purchase agreement (the “February 2025 Purchase Agreement”) with the investors (the “February 2025 Investors”), In the February 2025 Offering, we issued and sold to the February 2025 Investors in a registered direct offering, (a) an aggregate of 4,757,126 shares of our common stock, par value $0.0001 per share, and (b) common stock purchase warrants (the “February 2025 Warrants”, and together with the shares, the “February 2025 Securities”) exercisable for an aggregate of up to 4,757,126 shares of common stock, at an exercise price of $1.14 per share (the “February 2025 Warrant Shares”) at a combined offering price of $1.14 per share, for aggregate gross proceeds of approximately $5.4 million.

The February 2025 Warrants will be immediately exercisable upon issuance and will expire on the fifth anniversary of the issuance date of the February 2025 Warrants. Once issued, the February 2025 Warrants may be exercised, in certain circumstances, on a cashless basis pursuant to the formula contained in the February 2025 Warrants.

Under the February 2025 Purchase Agreement, we agreed, subject to certain exceptions, (i) not to offer for sale, issue, sell contract to sell, pledge or otherwise dispose of any of our shares of common stock or securities convertible into common stock until 30 days after the closing date of the February 2025 Offering, and (ii) not to issue certain securities if the issuance would constitute a variable rate transaction for a period of 4 months from the closing date of the February 2025 Offering, in each case unless we are required to complete a financing prior to the applicable date in order to satisfy Nasdaq’s continued listing requirements.

The February 2025 Securities to be issued in the registered direct offering and the February 2025 Warrant Shares issuable upon exercise of the February 2025 Warrants are being offered pursuant to our shelf registration statement on Form S-3 (File 333-267211) (the “Shelf Registration Statement”), initially filed by us with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on September 1, 2022 and declared effective on September 13, 2022.

Placement Agency Agreement

In connection with the February 2025 Offering, on February 13, 2025, we entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a “reasonable best efforts” basis in connection with the February 2025 Offering. Pursuant to the Placement Agency Agreement, we agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the gross proceeds raised in the February 2025 Offering and reimburse the Placement Agent an amount up to $75,000 for expenses in connection with the February 2025 Offering. We also agreed to issue the Placement Agent (or its designees) a private warrant (the “Placement Agent Warrant”) to purchase up to 5.0% of the aggregate number of February 2025 Securities sold in the offering, or warrants to purchase up to 475,713 shares of common stock (such shares, the “Placement Agent Warrant Shares”), at an exercise price equal to 125.0% of the offering price per share of common stock, or $1.425 per share. The Placement Agent Warrants will be exercisable 6 months after the commencement of sales in the February 2025 Offering and will expire on the five year anniversary of the initial exercise date.

EOS Technology Holdings Inc. Asset Purchase

On December 31, 2024 (the “DV Closing Date”), we completed the previously announced asset purchase of information technology assets, certain patents and trademarks (collectively, the “Acquired Assets”) from EOS Technology Holdings Inc. (“EOS Holdings”). At the DV Closing, pursuant to an asset purchase agreement, by and between us and EOS Holdings, dated as of September 4, 2024, and as amended by that certain amendment to the asset purchase agreement, dated as of November 14, 2024, and as further amended from time to time (the “DV Asset Purchase Agreement”), we acquired the Acquired Assets for an aggregate purchase price consisting of (i) $10,000,000 paid in the form of a promissory note issued by us to EOS Holdings (the “DV Convertible Note”), and (ii) 40,000,000 shares (the “Closing Stock Consideration”) of validly issued, fully paid and nonassessable shares of our restricted common stock, par value $0.0001 per share, issued by us to EOS Holdings and its designees.

Executive Leadership

On December 31, 2024, Brett Moyer, formerly Chief Executive Officer of the Company, assumed the role of Chief Financial Officer in connection with the DV Closing. On December 31, 2024, we and Mr. Moyer entered into a new employment agreement, dated as of December 31, 2024 (the “Moyer Employment Amendment”). In his capacity as our Chief Financial Officer, pursuant to the Moyer Employer Agreement, Mr. Moyer will receive an initial base salary of $420,000 per year, with an opportunity to receive an annual bonus, made available to our senior management from time to time by the Board. Pursuant to the Moyer Employment Agreement, we will pay to Mr. Moyer a stay bonus of $400,000, payable in quarterly instalments during 2025.

On December 31, 2024, pursuant to the Asset Purchase Agreement, the Board appointed Nathaniel Bradley as our new principal executive officer and a member of the Board, effective upon the Closing. On December 31, 2024, we and Mr. Bradley entered into an employment agreement, dated as of December 31, 2024 (the “Bradley Employment Amendment”). In his capacity as our Chief Executive Officer, pursuant to the Bradley Employment Agreement, Mr. Bradley will receive an initial base salary of $450,000 per year, with an opportunity to receive an annual bonus, made available to our senior management from time to time by the Board.

Name Change

On February 13, 2025, we filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to change its name to “Datavault AI Inc.”

Our Corporate Information

We were formed as a limited liability company in Delaware on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017. Effective March 11, 2022, we changed our name to “WiSA Technologies, Inc.” On December 31, 2024, we completed the purchase of certain information technology assets, patents and trademarks from EOS Technology Holdings Inc. Effective as of February 13, 2025, we changed our name to “Datavault AI Inc.” The address of our corporate headquarters is 15268 NW Greenbrier Pkwy, Beaverton, OR 97006. Our website address is https://ir.datavaultsite.com. The information contained in or accessible through our website is not part of this prospectus and is intended for informational purposes only.

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

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “DVLT.”

Holders

As of March 27, 2024, there were approximately 485 holders of record of our common stock. This number does not include shares of common stock held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

Information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Report have previously been included in Current Reports on Form 8-K filed with the SEC with the exception of the transactions listed below:

On July 16, 2024, we issued 100,000 shares of Common Stock to an investor relations service provider as compensation for services provided.

Also on July 16, 2024, we issued 36,203 shares of Common Stock to another investor relations service provider as compensation for services provided.

On August 5, 2024, we issued 100,000 shares of Common Stock to an affiliate of an investment banking firm as compensation for services provided.

Each of the foregoing issuances was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) promulgated thereunder. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

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

Overview

Datavault AI is a pioneering technology licensing company that owns a portfolio of patented, secure platforms designed to redefine how data is managed, valued, and monetized in the modern era. Leveraging our proprietary HPC capabilities and advanced software, we aim to empower customers worldwide with revolutionary data solutions. At the heart of our offerings are our artificial intelligence (AI)-driven agents—branded as Data Vault®, DataValue®, DataScore®, and Data Vault Bank®. These tools harness generative AI to deliver enterprise-grade data management solutions tailored for the HPC landscape and the Web 3.0 paradigm. Our technology ensures data ownership immutability, experiential data observability, precise data asset valuation, and secure monetization—which we believe will unlock unprecedented opportunities for businesses in an increasingly data-driven world on which our executive leadership, with our engineering and software development teams, can capitalize. Datavault AI operates through two synergistic platforms (Data Science and Acoustic Science) to optimize our revenue generation.

The operating results presented in our historical financial statements represent the audio business and may not be indicative of our results following the asset purchase from EOS Technology Holdings Inc. We expect to derive a higher portion of revenues from the assets purchased from EOS Technology Holdings Inc. as compared to the revenue generated by the legacy Company. We have incurred, and expect to continue to incur, increased salaries and benefits expense due to hiring the additional employees it will take to monetize the economic benefit of the assets purchased in the Data Vault transaction. Other corporate costs are expected to increase such as legal and research and development expenses due to increased patent activity as well as sales and marketing expenses.

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

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

Revenue for the year ended December 31, 2024 was $2,674,000, an increase of $591,000 or 28%, compared to the revenue of $2,083,000 for the year ended December 31, 2023. The increase in overall sales is primarily related to an increase in engineering revenue to one customer.

Gross Profit (Deficit) and Operating Expenses

Gross Profit (Deficit)

Gross profit for the year ended December 31, 2024 was $376,000, an increase of $3,833,000 compared to a gross deficit of $3,457,000 for the year ended December 31, 2023. The gross margin as a percent of sales was 14% for the year ended December 31, 2024, compared to (166%) for the year ended December 31, 2023. The increase in gross profit and gross margin as a percent of sales is mainly attributable to the year ended December 31, 2023 having a $2,875,000 increase in inventory reserves as a result of certain excess raw materials, primarily attributable to the out of balance inventory associated with longer lead time semiconductor chips.

Research and Development

Research and development expenses for the year ended December 31, 2024 were $7,818,000, an increase of $362,000 compared to expenses of $7,456,000 for the year ended December 31, 2023. The increase in research and development expenses is primarily related to increased salaries and benefits expense of $556,000 and recruitment fees expense of $84,000 offset by decreases in outside consultants of $164,000 and legal of $95,000.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2024 were $3,974,000, a decrease of $1,203,000 compared to expenses of $5,177,000 for the year ended December 31, 2023. The decrease in sales and marketing expenses is primarily related to decreased salary and benefit expense of $515,000 and decreased website expenses, advertising, trade shows, consulting expenses, stock-based compensation, and public relations expenses of $204,000, $155,000, $60,000, $117,000, $94,000 and $93,000, respectively.

General and Administrative

General and administrative expenses for the year ended December 31, 2024 were $9,722,000, an increase of $4,355,000 compared to expenses of $5,367,000 for the year ended December 31, 2023. The increase in general and administrative expenses is primarily related to increased investor relations expenses of $2,607,000, which includes stock-based compensation charges of $334,000, increased legal fees of $458,000, increased stock-based compensation expense of $648,000, increased salaries and benefits of $133,000, an increase in consultants expense of $147,000, an increase in shareholder expense of $197,000 and an increase in bonus of $85,000.

Interest Expense, net

Interest expense, net for the year ended December 31, 2024 was $1,272,000 compared to $932,000 for the year ended December 31, 2023.

Interest expense for the year ended December 31, 2024 was primarily due to the amortization of debt discounts associated with the January 2024 Promissory Note in the principal amount of $1,000,000 that the Company incurred in January 2024 and repaid in full in the three months ended March 31, 2024.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the year ended December 31, 2024 was a loss of $29,120,000 compared to a gain of $4,510,000 for the year ended December 31, 2023. The change in fair value of the warrant liability for the year ended December 31, 2024 was due to the issuance of additional warrants to purchase 5,602,693 shares of common stock and the subsequent valuing of such warrants which were impacted by the Company’s higher stock price throughout the year. The additional warrants were issued as a result of provision in certain of the warrant agreements that was triggered following the Company’s reverse stock split that occurred in April 2024. The change in fair value of the warrant liability for the year ended December 31, 2023 was due to the issuance of warrants during the year ended December 2023 associated with our common stock and Series B Preferred Stock offerings and the subsequent decrease in our common stock price at year end compared to the price of our stock on the date of the warrants were issued.

Loss on Debt Extinguishment

During the year ended December 31, 2024, the Company recorded a loss on debt extinguishment of $0. During the year ended December 31, 2023, the Company recorded a loss on debt extinguishment of $837,000. The loss is directly related to the Company’s April 2023 repayment of the Convertible Note in the amount of $1,656,744. The repayment of the entirety of the outstanding balance of such note, included the unpaid principal, interest through the payoff date, and a pre-payment premium of $276,000. The loss also includes the expensing of the related unamortized debt discounts totaling $894,000, offset partially by a $333,000 gain on termination of a derivative liability that was established in connection with the Convertible Note.

Deemed Dividend on Exchange of Convertible Preferred Stock for Common Stock

During the year ended December 31, 2024, the Company recorded a deemed dividend of $5,842,000 which was primarily related to the accretion upon the repurchase of 62,657 Series B Preferred Stock shares and extinguishment of 81,315 Series B Preferred Stock warrants.

During the year ended December 31, 2023, the Company recorded a deemed dividend of $6,360,000, which was primarily related to the accretion upon the conversion of 110,278 shares of Series B Preferred Stock to 177,282 shares of common stock.

Deemed Dividend on Issuance of Common Stock and Warrants Issued in Connection with Amendments to Warrants to Purchase Common Stock

During the year ended December 31, 2024, the Company recorded a deemed dividend of $10,475,000 primarily related to excess fair value of equity instruments transferred to warrant holders in connection with modifications and exchanges to equity classified common stock warrants. No such deemed dividend was recorded during the year ended December 31, 2023.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2024 were $3,330,000, compared to $411,000 as of December 31, 2023.

We used net cash in operating activities of $17,526,000 for the year ended December 31, 2024. For the year ended December 31, 2023, we used net cash in operating activities of $14,826,000. Excluding the net loss and non-cash adjustments, the increase in the use of net cash from operating activities during the year ended December 31, 2024, was primarily related to the increase in prepaid expenses and other current assets and a decrease in accounts payable offset by a decrease in inventories.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. Cash provided by financing activities for the year ended December 31, 2024 was $22,002,000. In January 2024, we received gross proceeds of $600,000 from the issuance of promissory notes and common stock purchase warrants to certain accredited investors. In February 2024, we received gross proceeds of approximately $10.0 million from the public offering of 1,025,600 units, with each unit consisting of one share of common stock (or pre-funded warrant in lieu thereof) and one warrant, each to purchase one (1) share of common stock. In March 2024 we received gross proceeds of approximately $2.3 million from the issuance of 417,833 shares of common stock, 93,342 pre-funded common stock warrants and the issuance of 511,175 warrants to purchase common stock. On April 19, 2024, we received net proceeds of approximately $591,000 from the issuance of 225,834 shares of common stock and the issuance of 225,834 warrants to purchase common stock. On April 23, 2024, we received net proceeds of approximately $1.6 million from the issuance of 361,904 shares of common stock and the issuance of 542,856 warrants to purchase common stock. On April 30, 2024, we received net proceeds of approximately $2.1 million from the issuance of 418,845 shares of common stock and the issuance of 418,845 warrants to purchase common stock. On May 15, 2024, we received net proceeds of approximately $2.3 million from the issuance of 785,000 shares of common stock and the issuance of 785,000 warrants to purchase common stock. On May 17, 2024, we received net proceeds of approximately $2.1 million from the issuance of 675,000 shares of common stock and the issuance of 675,000 warrants to purchase common stock. In September 2024, we received net proceeds of approximately $2.4 million from the exercise of 1,193,721 warrants to purchase common stock. In November and December 2024, we received net proceeds of $4.9 million from the exercise of 3,821,442 warrants to purchase common stock.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We have incurred net operating losses each year since inception. As of December 31, 2024, we had cash and cash equivalents of $3.3 million and reported net cash used in operations of $17.5 million during the year ended December 31, 2024. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to attain profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

Based on current operating levels, we will need to raise additional funds during the next 12 months by selling additional equity or incurring debt (See Note 13 – Subsequent Events for additional information). To date, the Company has funded its operations primarily through issuance of equity securities and proceeds from the exercise of warrants to purchase common stock and the sale of debt instruments. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date of this prospectus.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on their evaluation as of December 31, 2024, the end of the period covered by this Report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Report, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Company’s internal control over financial reporting was effective as of December 31, 2024. This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Other Executive Management and Directors

The following table sets forth the names and ages, as of the date of this prospectus, and titles of the individuals who will serve as our executive officers and members of our Board as of March 27, 2025:

Name	Position	Age
Nathaniel Bradley	President, Chief Executive Officer and Board member	49
Brett Moyer	Chief Financial Officer and Chairman of the Board	67
Kimberly Briskey	Director (1)	37
Dr. Jeffrey M. Gilbert	Director (2)(3)	53
David Howitt	Director	56
Helge Kristensen	Director	64
Sriram Peruvemba	Director (1)(2)	59
Robert Tobias	Director (2)(3)	61
Wendy Wilson	Director (1)	57

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Nathaniel Bradley, Chief Executive Officer, Director. Mr. Bradley, age 49, has served as Chief Executive Officer and sole member of the board of Data Vault since October 2018, and as Chief Executive Officer of Intellectual Property Network, Inc. since January 2008. Prior to joining Data Vault, Mr. Bradley served as Chief Technology Officer of Parallax Health Sciences, Inc. between 2018 and 2021. Mr. Bradley holds no public company directorships other than with the Company and has only held the aforementioned position in the Company during the previous five years. Mr. Bradley earned a bachelor’s degrees in business administration and marketing from the University of Phoenix. The Company believes that Mr. Bradley’s extensive experience as an inventor across diverse fields such as Internet broadcasting, mobile advertising, behavioral healthcare, blockchain, cybersecurity, AI, and data science gives him the qualifications and skills to serve as a director.

Brett Moyer, Chief Financial Officer and Chairman of the Board . Brett Moyer is a founding member of the Company and has served as the President and Chief Executive Officer of the Company and as a member of its Board since August 2010. From August 2002 to July 2010, Mr. Moyer served as president and chief executive officer of Focus Enhancements, Inc., a developer and marketer of proprietary video technology and UWB wireless chips. From February 1986 to May 1997, Mr. Moyer worked at Zenith Electronics Inc. a consumer electronic company, where he had most recently been the vice president and general manager of its Commercial Products Division. Between August 2017 and October 2019, Mr. Moyer served as a member of the board of directors of DionyMed Brands Inc., a company which operated a multi-state, vertically integrated operating platform that designs, develops, markets and sold a portfolio of branded cannabis products. From June 2016 to November 2018, Mr. Moyer served as a member of the board of directors of Alliant International University, a private university offering graduate study in psychology, education, business management, law and forensic studies, and bachelor’s degree programs in several fields. From 2003 to December 2015, he served as a member of the board of directors of HotChalk, Inc., a developer of software for the educational market, and from March 2007 to September 2008, he was a member of the board of directors of NeoMagic Corporation, a developer of semiconductor chips and software that enable multimedia applications for handheld devices. Mr. Moyer received a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Master’s of Business Administration with a concentration in finance and accounting from Thunderbird School of Global Management. The Company believes that Mr. Moyer is qualified to serve on the Board because of his extensive experience as an executive with technology and electronic companies.

Directors

Kimberly Briskey, Director

Kimberly Briskey has been a member of the Board since June 2024. Ms. Briskey currently serves as Brand CFO of Eddie Bauer at SPARC Group LLC, where she leads a finance and accounting team managing an $800M multichannel business. She joined SPARC Group LLC in August 2020. Previously, she served as Sr. Director of DTC Finance and Company Planning at SPARC Group LLC. She has expertise in financial planning, long-range budgeting, and operational oversight. Her extensive experience includes senior roles at Lucky Brand, Beyond Yoga, J Brand, and GUESS? INC., driving financial efficiencies and profitability across various retail and e-commerce channels. Ms. Briskey holds a Bachelor of Science in Global Business and Marketing from Arizona State University and a Professional Designation in Product Development from the Fashion Institute of Design and Merchandising. The Company believes that Ms. Briskey is qualified to serve on the Board because of her years of experience as a growth-oriented financial executive in global organizations.

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

Involvement in Certain Legal Proceedings

On July 9, 2021, the U.S. District Court in the Southern District of New York entered a final judgment against Parallax Heath Sciences, Inc., Paul Arena and Nathaniel Bradley (collectively, the “Defendants”) pursuant to a civil lawsuit filed by the SEC against the Defendants (SDNY 1:21-cv-05812). Mr. Bradley settled the civil lawsuit without admitting or denying any allegations. Pursuant to the judgment, Mr. Bradley was (a) permanently enjoined from violating Section 17(a)(3) of the Securities Act, (b) barred for a period of three years from engaging in certain activities involving “penny stocks” as defined in Rule 3a51-1 under the Exchange Act, and (c) required to pay a civil penalty of $40,000. On October 29, 2019, DionyMed Brands Inc., a British Columbia company which Mr. Moyer had been serving as a director, was placed in receivership and Mr. Moyer resigned.

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

Our Board currently consists of nine (9) members: Nathaniel Bradley, Brett Moyer, David Howitt, Dr. Jeffrey M. Gilbert, Helge Kristensen, Sriram Peruvemba, Robert Tobias, Wendy Wilson and Kimberly Briskey. All of our directors will serve until our next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

Director Independence

As our common stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Marketplace Rules of The Nasdaq Stock Market LLC. Our Board affirmatively determined that Dr. Jeffrey M. Gilbert, Sriram Peruvemba, Kimberly Briskey, Robert Tobias and Wendy Wilson are “independent directors,” as that term is defined in the Marketplace Rules of The Nasdaq Stock Market LLC (the “Nasdaq Rules”). Under the corporate governance rules of Nasdaq, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

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

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, our Board has determined that (a) the following members of our Board have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director: Nathaniel Bradley, Brett Moyer, Helge Kristensen and David Howitt, and (b) other than such directors, each of our directors is “independent” as that term is defined under the Nasdaq Rules. In making this determination, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our shares of common stock by each non-employee director. Our Board has determined that (i) Ms. Briskey, Mr. Peruvemba and Ms. Wilson satisfy the independence standards for the Board’s audit committee established by the Nasdaq Rules and Rule 10A-3 of the Exchange Act, (ii) Mr. Peruvemba, Dr. Gilbert and Mr. Tobias satisfy the independence standards for the Board’s compensation committee established by the Nasdaq Rules and are “independent directors” for such committee’s purposes and (iii) Mr. Tobias and Dr. Gilbert satisfy the independence standards for the Board’s nominating and corporate governance committee established by the Nasdaq Rules and are “independent directors” for such committee’s purposes.

Board Meetings and Attendance

During fiscal year 2024, the Board held 4 physical/telephonic meetings. No incumbent director attended, either in person or via telephone, fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board, for which at the time of the meeting they were a member of the Board. The Board also approved certain actions by unanimous written consent.

Annual Meeting Attendance

The Company held its 2024 Annual Meeting of Stockholders on December 20, 2024.

Stockholder Communications with the Board

Stockholders wishing to communicate with the Board, the non-management directors, or with an individual Board member may do so by writing to the Board, to the non-management directors, or to the particular Board member, and mailing the correspondence to: c/o Nathaniel Bradley, Chief Executive Officer, Datavault AI Inc., 15268 NW Greenbrier Pkwy, Beaverton, OR 97006. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed.

Board Committees

Our Board has an audit committee, a compensation committee and a nominating and corporate governance committee. Each Board committee has a charter, which is available on our website at https://ir.datavaultsite.com/corporate-governance/governance-documents. Information contained on our website is not incorporated herein by reference. Each of the Board’s committees has the composition and responsibilities described below.

As of March 27, 2025, the members of such committees are:

Audit Committee – Kimberly Briskey*(1), Sriram Peruvemba and Wendy Wilson

Compensation Committee – Sriram Peruvemba*, Dr. Jeffrey M. Gilbert and Robert Tobias

Nominating and Corporate Governance Committee – Robert Tobias* and Dr. Jeffrey M. Gilbert.

* Indicates Committee Chair

(1) Indicates Audit Committee Financial Expert

Audit Committee

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Kimberly Briskey, Sriram Peruvemba and Wendy Wilson, each of whom are “independent” within the meaning of Rule 10A-3 under the Exchange Act and the Nasdaq rules. Our Board has determined that Ms. Briskey shall serve as the “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, Ms. Briskey serves as Chairperson of our Audit Committee.

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

Mr. Bradley, our Principal Executive Officer, does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about such persons’ compensation. No other executive officers participate in the determination of the amount or the form of the compensation of executive officers or directors. The Compensation Committee does not utilize the services of an independent compensation consultant to assist in its oversight of executive and director compensation. On January 30, 2018, the Board adopted a written charter for the Compensation Committee.

Nominating and Corporate Governance Committee

The members of our Board’s nominating and corporate governance committee (“Nominating and Corporate Governance Committee”) are Robert Tobias and Dr. Jeffrey M. Gilbert, each of whom are “independent” within the meaning of the Nasdaq rules. In addition, each member of our Nominating and Corporate Governance Committee qualifies as a “non-employee director” under Rule 16b-3 of the Exchange Act. The purpose of the Nominating and Corporate Governance Committee is to recommend to the Board nominees for election as directors and persons to be elected to fill any vacancies on the Board, develop and recommend a set of corporate governance principles and oversee the performance of the Board. Mr. Tobias serves as Chairman of our Nominating and Corporate Governance Committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons and entities who beneficially own more than ten percent (10%) of any class of the Company’s registered equity securities to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. The Company’s officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Report any failure to file reports by such dates during the fiscal year ended December 31, 2024. During such fiscal year, we believe that all reports required to be filed by such persons pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, with the exception of the reports listed in the table below:

Name	Number of Late Reports	Description
EOS Technology Holdings Inc..	2	EOS Technology Holdings Inc.’s Form 3 and Form 4 were not filed on a timely basis, due to technical delays in obtaining EDGAR codes.
Sonia Choi	1	Ms. Choi’s Form 3 was not filed on a timely basis, due to technical delays in obtaining EDGAR codes.
Nathaniel Bradley	2	Mr. Bradley’s Form 3 and Form 4 were not filed on a timely basis, due to technical delays in obtaining EDGAR codes.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees and officers, including those officers responsible for financial reporting. We have also adopted a code of business conduct and ethics that applies to our directors. Both codes of business conduct and ethics are available on our website at https://ir.datavaultsite.com/corporate-governance/governance-documents. The information contained in or accessible through the foregoing website is not incorporated herein by reference and is intended for informational purposes only. We intend to disclose any amendments to such codes, or any waivers of its requirements, on our website to the extent required by applicable SEC rules and Nasdaq requirements.

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

Item 11.Executive Compensation.

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the Securities and Exchange Commission.

Summary Compensation Table for Fiscal Years 2024 and 2023

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

					Non-equity
				Stock	incentive plan	All other
				awards	compensation	compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	($)	($)	Total ($)
Nathaniel Bradley, Chief Executive Officer and Board member(2)	2024	$—	$—	$—	$—	$—	$—
Brett Moyer, Chief Financial Officer and Chairman of the Board(3)	2024	$411,713	$45,000	$564,531	$—	$—	$1,021,244
	2023	$404,250	$777	$90,000	$—	$—	$495,027
Gary Williams (4)	2024	$277,073	$30,000	$150,804	$—	$151,925	$609,802
Chief Accounting Officer, VP of Finance	2023	$267,496	$92	$62,400	$—	$—	$329,988

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award (“RSA”) and each RSU granted to the named executive officers during the fiscal years ended December 31, 2024 and 2023, as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Nathaniel Bradley became the Chief Executive Officer and Board member on December 31, 2024 in connection with the DV Closing on December 31, 2024. Mr. Bradley received no compensation in the year ended December 31, 2024.
(3)	On December 31, 2024, Brett Moyer, formerly Chief Executive Officer of the Company, assumed the role of Chief Financial Officer. Mr. Moyer’s change from Chief Executive Officer to Chief Financial Officer was in connection with the DV Closing on December 31, 2024, the Company and Mr. Moyer entered into the Moyer Employment Amendment.
(4)	Gary Williams, resigned from Chief Accounting Officer, VP of Finance on August 23, 2024. Pursuant to his Severance Agreement executed on November 30, 2024, he received $151,925 in a severance payment on November 30, 2024 for extending his employment to this date.

Executive Employment Agreements and Arrangements

Brett Moyer

Effective August 24, 2022, the Company entered into an employment agreement with Brett Moyer (the “Moyer Agreement”). Pursuant to the Moyer Agreement, Mr. Moyer agreed to continue to serve as our Chief Executive Officer and President and Mr. Moyer’s initial annual base salary was $404,250, which was subject to adjustment approved by the Board. The Moyer Agreement had an unspecified term and Mr. Moyer served in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Moyer Agreement. Pursuant to the Moyer Agreement, if Mr. Moyer is terminated without cause or resigns with good reason, he is entitled to receive twelve (12) months of salary. Mr. Moyer is also entitled to continue to receive the employer subsidy under group health, dental and vision coverage for the period of severance, which is twelve (12) months, a pro rata bonus for the year of termination and the acceleration of vesting with respect to all unvested equity awards. Additionally, in the event of a Change in Control (as defined in the Moyer Agreement), all unvested equity awards held by such executive officer shall immediately vest and become exercisable, provided that subject to any exceptions in any award agreement entered into with such executive officer, no exercise may occur more than six (6) months after such termination and in no event after the expiration of such award. Mr. Moyer is also entitled to be made whole for income, employment and excise taxes in the event that payments, benefits and distributions, including the effects of accelerated vesting of equity, would result in the application of the “golden parachute” excise tax under Internal Revenue Code Section 4999. On December 31, 2024, Mr. Moyer submitted his resignation as Chief Executive Officer of the Company, effective upon the DV Closing. Mr. Moyer’s resignation was not due to any disagreement with the Company, and Mr. Moyer is continuing his employment with the Company as the Chief Financial Officer in connection with the DV Closing, and remains a member of the Board. On December 31, 2024, the Company and Mr. Moyer entered into the Moyer Employment Amendment. In his capacity as the Company’s Chief Financial Officer, pursuant to the Moyer Employer Amendment, Mr. Moyer is receiving an initial base salary of $420,000 per year, with an opportunity to receive an annual bonus, made available to the Company’s senior management from time to time by the Board. Pursuant to the Moyer Employment Amendment, the Company will pay to Mr. Moyer a stay bonus of $400,000, payable in quarterly instalments during 2025. The Moyer Amendment has an unspecified term and Mr. Moyer serves in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Moyer Amendment. Pursuant to the Moyer Amendment, if Mr. Moyer is terminated without cause or resigns with good reason, he is entitled to receive twelve (12) months of salary. Mr. Moyer is also entitled to continue to receive the employer subsidy under group health, dental and vision coverage for the period of severance, which is twelve (12) months, a pro rata bonus for the year of termination and the acceleration of vesting with respect to all unvested equity awards. Additionally, in the event of a Change in Control (as defined in the Moyer Amendment), all unvested equity awards held by such executive officer shall immediately vest and become exercisable, provided that subject to any exceptions in any award agreement entered into with such executive officer, no exercise may occur more than six (6) months after such termination and in no event after the expiration of such award.

Nathaniel Bradley

On December 31, 2024, pursuant to the DV Asset Purchase Agreement, the Board appointed Nathaniel Bradley as the Company’s new principal executive officer and a member of its Board, effective upon the DV Closing. On December 31, 2024, the Company and Mr. Bradley entered into an employment agreement, dated as of December 31, 2024 (the “Bradley Employment Agreement”). In his capacity as the Company’s Chief Executive Officer, pursuant to the Bradley Employment Agreement, Mr. Bradley is receiving an initial base salary of $450,000 per year, with an opportunity to receive an annual bonus, made available to the Company’s senior management from time to time by the Board. The Bradley Employment Agreement has an unspecified term and Mr. Bradley serves in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Bradley Employment Agreement. Pursuant to the Bradley Employment Agreement, if Mr. Bradley is terminated without cause or resigns with good reason, he is entitled to receive twelve (12) months of salary. Mr. Bradley is also entitled to continue to receive the employer subsidy under group health, dental and vision coverage for the period of severance, which is twelve (12) months, a pro rata bonus for the year of termination and the acceleration of vesting with respect to all unvested equity awards. Additionally, in the event of a Change in Control (as defined in the Bradley Employment Agreement), all unvested equity awards held by such executive officer shall immediately vest and become exercisable, provided that subject to any exceptions in any award agreement entered into with such executive officer, no exercise may occur more than six (6) months after such termination and in no event after the expiration of such award.

Nathaniel Bradley Inducement

On December 31, 2024, the Company and Mr. Bradley entered into an inducement award agreement (the “Inducement Award Agreement”), pursuant to which Mr. Bradley was granted 1,200,000 units of restricted stock of the Company (the “Units”) as an inducement material to Mr. Bradley’s entering into employment with the Company. The Units were approved by the Board and granted outside of the Company’s 2020 Stock Incentive Plan and 2018 Long-Term Stock Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The Inducement Award Agreement contemplates half of the Units vesting in equal 3-month installments over a 36-month period beginning March 20, 2025, and the other half of the Units vesting upon the Company’s aggregate revenue equaling or exceeding $40 million over any trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date.

Gary Williams

Effective August 24, 2022, the Company entered into an employment agreement with Gary Williams (the “Williams Agreement”). Pursuant to the Williams Agreement, Mr. Williams agreed to continue to serve as Chief Accounting Officer and Vice President of Finance of the Company, and Mr. Williams’ initial annual base salary was $262,495, which was subject to adjustment approved by the Board. The Williams Agreement had an unspecified term and Mr. Williams served in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Williams Agreement. Pursuant to the Williams Agreement, if Mr. Williams would have been terminated without cause or resigned with good reason, he would have been entitled to receive six (6) months of salary. Mr. Williams was also entitled to continue to receive the employer subsidy under group health, dental and vision coverage for the period of severance of six (6) months, a pro rata bonus for the year of termination and the acceleration of vesting with respect to all unvested equity awards.

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

On August 23, 2024, Mr. Williams resigned, effective November 30, 2024 (the “Separation Date”). Mr. Williams’ resignation was not because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

In connection with his resignation, on August 23, 2024, Mr. Williams and the Company entered into a Transition Agreement (the “Transition Agreement”), pursuant to which if he remained employed by the Company until and through the Separation Date and adequately fulfilled his duties and responsibilities to the Company, including providing training, information transfer and/or any other assistance reasonably requested by or on behalf of any person(s) hired and/or designated by the Company to assume any or all of his duties and responsibilities, Mr. Williams was entitled to receive the following compensation and benefits: (a) a one-time bonus in the gross amount of $151,925, which was to be paid on the Separation Date, less applicable taxes and withholdings, and (b) the full, accelerated vesting of any and all restricted stock awards he has been issued and have not vested, effective as of the Separation Date.

Other Compensation

Other than as described above, there was no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our Named Executive Officers during the years ended December 31, 2024 and 2023. We do not have any retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees. The Board may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards as of December 31, 2024

The following table provides information regarding the unexercised warrants to purchase common stock and stock awards held by each of our named executive officers:

	Option/Warrant Awards				Stock Awards
Equity
incentive
							Equity	plan
							incentive	awards:
							plan	Market or
							awards:	payout
							Number of	value of
	Number of	Number of					unearned	unearned
	Securities	Securities				Market	shares,	shares,
	underlying	underlying			Number of	value of	units or	units or
	Unexercised	Unexercised	Option/		shares or	shares or	other	other
	Options and	Options	Warrant	Option/	units of	units of	rights that	rights that
	Warrants	and Warrants	Exercise	Warrant	stock that	stock that	have not	have not
	(#)	(#)	Price	Expiration	have not	have not	vested	vested
Name	Exercisable	Unexercisable	($/Sh)	Date	vested	vested (1)	(#)	($)
Nathaniel Bradley	—	—	—	—	—	$—	—	—
Brett Moyer	—	—	—	—	—	$—	—	—
	—	—	—	—	—	—	—	—

Gary Williams	—	—	—	—	—	$—	—	—

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

At a special meeting of our stockholders held on March 15, 2024, our stockholders approved certain amendments to the LTIP to increase the annual share limit of Common Stock that may be issued only for the 2024 fiscal year under the LTIP from 8% of the shares of Common Stock outstanding to 15% of the shares of Common Stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP).

At an annual meeting of our stockholders held on December 20, 2024, our stockholders approved an amendment to the LTIP to remove the annual share limit of Common Stock that may be issued for a certain fiscal year under the LTIP. Pursuant to this amendment, the maximum number of shares of Common Stock that may be subject to equity awards is limited to 15% of the shares of Common Stock outstanding, which calculation is made using the number of shares of Common Stock outstanding as of the first trading day of each fiscal quarter.

2020 Stock Incentive Plan (the “2020 Plan”)

On July 27, 2020, the Board approved the establishment of the 2020 Plan and the reservation of an aggregate of 6,500 shares of Common Stock authorized for issuance under the 2020 Plan, subject to stockholder approval, which was obtained on October 20, 2020. The 2020 Plan authorizes the grant of equity-based compensation to the Company’s senior managers, employees, directors, consultants, professionals and service providers in the form of stock options, restricted stock and RSUs. All options granted under the 2020 Plan will be considered non-qualified stock options. The purpose of the 2020 Plan is to attract and retain senior managers, employees, directors, consultants, professionals and service providers who provide services to the Company, provided that such services are bona fide services that are not of a capital-raising nature during this period of unprecedented uncertainty and volatility in the COVID-19 environment and its impact on the value of the Company’s equity and grants. As of December 31, 2023, no options or RSAs have been granted under the 2020 Plan while an aggregate , net of cancellations, of 6,285 RSUs have been issued under the 2020 Plan of which none remained unvested at December 31, 2024.

Technical Team Retention Plan of 2022 (the “2022 Plan”)

On June 21, 2022, the Board adopted the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) and the reservation of an aggregate of 5,000 shares of the Company’s common stock authorized for issuance under the 2022 Plan, subject to stockholder approval. The 2022 Plan authorizes the grant of equity-based compensation, to the Company’s key managers, employees, consultants who provide technical and engineering and related services to the Company, in the form of restricted stock and RSUs. On August 19, 2022, the Company held the 2022 Annual Meeting of Stockholders and approved the adoption of the 2022 Plan and the reservation of an aggregate of 5,000 shares of the Company’s common stock. On September 19, 2022, the Company granted, an aggregate of 3,700 RSUs to managers, employees, consultants. Each RSU represents the right to receive one share of the Company’s common stock under the 2022 Plan. As of December 31, 2023, no options or RSAs have been granted under the 2022 Plan while an aggregate, net of cancellations, of 3,450 RSUs have been issued under the 2022 Plan of which 14 remained unvested on December 31, 2024.

DIRECTOR COMPENSATION

The table below sets forth the compensation paid to our directors during the fiscal year ended December 31, 2024.

	Fees Earned
	or	Stock Awards	All Other
Director	Paid in Cash	(1)	Compensation	Total
Dr. Jeffrey M. Gilbert	$20,000	$44,090	$—	$64,090	(2)
David Howitt	$20,000	$44,090	$—	$64,090	(3)
Helge Kristensen	$20,000	$44,090	$—	$64,090	(4)
Sriram Peruvemba	$20,000	$44,090	$—	$59,090	(5)
Robert Tobias	$20,000	$44,090	$—	$64,090	(6)
Wendy Wilson	$20,000	$44,090	$—	$64,090	(7)
Kimberly Briskey	$15,000	$31,903	$—	$46,903	(8)
Lisa Cummins	$7,500	$0	$—	$7,500	(9)

(1)	Amounts reported in this column do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award and RSU granted to the Company’s directors during the fiscal year ended December 31, 2024, as computed in accordance with FASB ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Dr. Gilbert was granted 4,616 shares of restricted common stock on June 7, 2024, 7,541 on July 30, 2024 and 7,422 on November 12, 2024, which vest in equal installments, commencing on September 20, 2024, December 20, 2024, and March 15, 2025, respectively, every three (3) months thereafter until September 20, 2027, December 20, 2027 and March 15, 2028, respectively.
(3)	Mr. Howitt was granted 4,616 shares of restricted common stock on June 7, 2024, 7,541 on July 30, 2024 and 7,422 on November 12, 2024, which vest in equal installments, commencing on September 20, 2024, December 20, 2024, and March 15, 2025, respectively, every three (3) months thereafter until September 20, 2027, December 20, 2027 and March 15, 2028, respectively.
(4)	Mr. Kristensen granted 4,616 shares of restricted common stock on June 7, 2024, 7,541 on July 30, 2024 and 7,422 on November 12, 2024, which vest in equal installments, commencing on September 20, 2024, December 20, 2024, and March 15, 2025, respectively, every three (3) months thereafter until September 20, 2027, December 20, 2027 and March 15, 2028, respectively.
(5)	Mr. Peruvemba was granted 4,616 shares of restricted common stock on June 7, 2024, 7,541 on July 30, 2024 and 7,422 on November 12, 2024, which vest in equal installments, commencing on September 20, 2024, December 20, 2024, and March 15, 2025, respectively, every three (3) months thereafter until September 20, 2027, December 20, 2027 and March 15, 2028, respectively.
(6)	Mr. Tobias was granted 4,616 shares of restricted common stock on June 7, 2024, 7,541 on July 30, 2024 and 7,422 on November 12, 2024, which vest in equal installments, commencing on September 20, 2024, December 20, 2024, and March 15, 2025, respectively, every three (3) months thereafter until September 20, 2027, December 20, 2027 and March 15, 2028, respectively.
(7)	Ms. Wilson was granted 4,616 shares of restricted common stock on June 7, 2024, 7,541 on July 30, 2024 and 7,422 on November 12, 2024, which vest in equal installments, commencing on September 20, 2024, December 20, 2024, and March 15, 2025, respectively, every three (3) months thereafter until September 20, 2027, December 20, 2027 and March 15, 2028, respectively.
(8)	Ms. Briskey was granted 7,541 shares of restricted common stock on July 30, 2024 and 7,422 on November 12, 2024, which vest in equal installments, commencing on December 20, 2024 and March 15, 2025, respectively, every three (3) months thereafter until December 20, 2027 and March 15, 2028, respectively.
(9)	Ms. Cummins resigned effective June 12, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 12, 2025, information regarding beneficial ownership of our Common Stock by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our voting equity securities;
●	each of our named executive officers;
●	each of our directors; and
●	all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 60,956,524 shares of Common Stock outstanding as of March 12, 2025. The percentage ownership information shown in the table excludes (i) 13,534,334 shares of Common Stock to be issued upon exercise of warrants (ii) 1,200,014 restricted stock units (“RSUs”) that have been issued but have not vested and (iii) up to an aggregate of 2,813 shares of Common Stock issuable upon conversion of all outstanding shares of Series B Preferred Stock (as defined below) (which shares of Series B Preferred Stock assume the exercise of all 1,750 Series B Preferred Stock purchase warrants.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for or convertible into shares of Common Stock within sixty (60) days of March 12, 2025. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares of Common Stock that such person or persons has the right to acquire within sixty (60) days of March 12, 2025 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise noted below, the address for persons listed in the table is c/o Datavault AI Inc., 15268 NW Greenbrier Pkwy, Beaverton, OR 97006.

	Common Stock Beneficially
	Owned
Name and Address of Beneficial Owner(1):	Number	Percentage
Directors and executive officers:
Directors and named executive officers:
Nathaniel Bradley, Chief Executive Officer and Board member(2)	10,222,321	18.12%
Brett Moyer, Chief Financial Officer and Chairman of the Board	723,295	*
		*
Dr. Jeffrey M. Gilbert, Director	93,991	*
David Howitt, Director	93,990	*
Helge Kristensen, Director	93,991	*
Sriram Peruvemba, Director	93,990	*
Robert Tobias, Director	93,990	*
Wendy Wilson, Director	93,994	*
Kimberly Briskey, Director	89,297
Gary Williams (3)	16,085
All directors and exec. officers as a group (9 persons)(4)	11,614,944	20.56%

*Less than 1%

(1)	Percentage of total voting power represents voting power with respect to all shares of our Common Stock. Holders of Common Stock are entitled to one (1) vote per share for each share of Common Stock held by them.

(2)	Includes 3,446,456 shares of common stock held directly by Mr. Bradley, 3,999,911 shares of common stock held directly by EOS Technology Holdings Inc. (of which Mr. Bradley is Chief Executive Officer and the sole director) and 2,775,954 shares of common stock held by Mr. Bradley’s spouse. Does not include the 1,200,000 Units from the Inducement Award Agreement, which contemplates half of the Units vesting in equal 3-month installments over a 36-month period beginning June 20, 2025, and the other half of the Units vesting subject to performance-based vesting conditions. The shares of common stock are beneficially owned both directly and indirectly, as outlined above, by Mr. Bradley. Mr. Bradley, as an officer and member of the board of directors of Data Vault, has the power to dispose of and the power to vote the shares of common stock beneficially owned by Data Vault. Mr. Bradley disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein, and the inclusion of these securities in this Report shall not be deemed an admission of beneficial ownership of such securities for purposes of Section 16 of the Exchange Act or for any other purposes.
(3)	Gary Williams, former VP of Finance and Principle Financial Officer, who resigned from the role on November 30, 2024, held 16,085 shares of common stock of the Company as of the March 12, 2025.
(4)	See the information included in footnotes 2 and 3 above.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2024

Number of
Securities
Remaining
Available for
Future
	Number of	Weighted	Issuance
	Securities to Be	Average	under Equity
	Issued upon	Exercise Price	Compensation
	Exercise of	of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	6,777,749
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	6,777,749

(1) Represents an aggregate of 6,777,743 shares of Common Stock available for future issuance in connection with grants of securities under the LTIP, and an aggregate of 14 shares of Common Stock available for future issuance in connection with grants of securities under the 2022 Plan. See “Executive Compensation – Equity Incentive Plans.”

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

Nathaniel Bradley and EOS Holdings

Nathaniel Bradley, the Chief Executive Officer (“CEO”) of ours, is a control person of EOS Holdings which became a related party of ours at the close of the DV Asset Acquisition on December 31, 2024. In addition, Sonia Choi, our Chief Marketing Officer, is the spouse of our CEO and also the Chief Marketing Officer of EOS Holdings. EOS Holdings received 40,000,000 shares of common stock in the DV Asset Acquisition which all but 3,999,911 shares of common stock were immediately distributed to various EOS Holdings shareholders at the close of the transaction. Pursuant to the DV Asset Acquisition Agreement, on the closing date of the transaction, we issued a $10 million Convertible Note (the “DV Convertible Note”) to EOS Holdings, due on the third anniversary of closing, paying interest of 5.12% per annum.

The DV Convertible Note can be converted at DV Holding’s option partially or entirely, into shares of common stock, any time after the maturity date until the promissory note is fully paid off. The DV Convertible Note uses a conversion price equaling to seventy-five percent (75%) of the average VWAP during the ten (10) consecutive trading days ending on the trading day that is immediately prior to the conversion date subject to a floor price of $1.116 per share (the “Conversion Price”). At Data Vault’s sole discretion, upon a Change of Control, (i) we shall cause any successor entity to assume in writing all of the obligations of ours under the DV Convertible Note, (ii) pay or cause to be paid to EOS Holdings the Convertible Note Balance (as defined below) in cash, or (iii) pay, at the closing of such Change of Control, in full satisfaction of our obligations under the DV Convertible Note, an amount in cash or equivalent common stock to the amount EOS Holdings would have been paid if EOS Holdings converted its Convertible Note Balance into shares of common stock immediately prior to such closing, at the Conversion Price.

Pursuant to the DV Convertible Note, if EOS Holdings is considered an affiliate, we shall file within 30 days of the conversion date a registration statement on Form S-3 (or other appropriate form if we are not then S-3 eligible) providing for the resale by EOS Holdings of the shares of common stock issued under the DV Convertible Note. We shall cause such registration statement to become effective within 60 days following the filing thereof and to keep such registration statement effective at all times as long as EOS Holdings owns any shares issued under the DV Convertible Note.

The parties agreed that we may apply up to 25% of the amount of any payment to be made to EOS Holdings pursuant to the DV Convertible Note towards satisfaction of the amount, if any, owed by EOS Holdings to us under those certain senior secured promissory notes, dated June 13, 2024, August 7, 2024, September 23, 2024, and December 23, 2024 (collectively, the “Secured Notes” and the outstanding amount under the Secured Notes, collectively, the “Data Vault Note Balance”). The Note Balance on the maturity date will be automatically reduced by the amount of the Data Vault Note Balance.

Pursuant to the DV Convertible Note, if, at any time while the DV Convertible Note is outstanding, we enter into any capital raising or financing transaction, including without limitation any issuance by us of shares of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (each, a “Subsequent Financing”), then we shall first pay to EOS Holdings at least 10% of the gross proceeds of such Subsequent Financing to redeem all or a portion of the DV Convertible Note, plus accrued but unpaid interest, plus liquidated damages, if any, and any other amounts then owing to EOS Holdings. If the aggregate gross proceeds of Subsequent Financings reach or exceed $50,000,000, then we shall repay the DV Convertible Note in full, including accrued but unpaid interest, liquidated damages, if any, and any other amounts, then owing to EOS Holdings.

The DV Convertible Note includes customary event of default provisions. Upon the occurrence of an event of default, the DV Convertible Note and all amounts due thereunder shall become, upon demand by EOS Holdings, immediately due and payable in cash. Additionally, upon the occurrence of an event of default, interest shall accrue daily at the rate of ten percent (10%) per annum on the aggregate outstanding principal balance and any other amounts then owing by us to EOS Holdings.

EOS Holdings owes $431,000 under the Data Vault Note Balance in notes receivable to us, as of December 31, 2024, a company for which Nate Bradley, our CEO, is a control person. We recorded $7,000 in interest income on the Data Vault Note Balance.

In addition to the DV Convertible Note and the Data Vault Note Balance, on January 16, 2025, we entered into a Transition Services Agreement (“Transition Services Agreement”) to receive from EOS Holdings, employees to provide transition services in connection with the Acquired Assets for a period of up to three months. For the period from January 16, 2025 through March 27, 2025, we have paid $428,000 to EOS Holdings.

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

For the years ended December 31, 2024 and 2023, Hansong Technology purchased modules from the Company of approximately $58,000 and $88,000, respectively, and made payments to the Company of approximately $38,000 and $254,000 respectively. At December 31, 2024 and 2023, Hansong Technology sold speaker products to the Company of approximately $28,000 and $128,000, respectively, and the Company made payments to Hansong Technology of approximately $235,000 and $1,223,000, respectively. At December 31, 2024 and 2023, the Company owed Hansong Technology approximately $43,000 and $250,000, respectively. At December 31, 2024 and 2023, Hansong Technology owed the Company approximately $24,000 and $4,000, respectively.

As of December 31, 2024 and December 31, 2023, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Common Stock.

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

As of December 31, 2024 and December 31, 2023, Mr. Howitt owned less than 1.0% of the outstanding shares of the Company’s Common Stock.

Outstanding Equity Grants to Directors and Executive Officers

We have granted warrants and restricted shares to certain of our directors and executive officers. For more information regarding the warrants and stock awards granted to our directors and named executive officers, see “Executive Compensation—Outstanding Equity Awards as of December 31, 2024.”

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

BPM LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2024 and 2023. The following table sets forth all fees billed or to be billed for such periods:

	2024	2023
Audit fees (1)	$554,262	$423,026
Audit-related fees (2)	—	—
Tax fees (3)	41,142	42,982
All other fees	—	—
Total	$595,404	$466,008

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

(a) The following documents are filed as part of this Report:

(1)Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 and 2023, the footnotes thereto, and the respective report of BPM LLP, an independent registered public accounting firm, are filed herewith.

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

3.1(i)(c)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2018).

3.1(i)(e)	Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2020).

3.1(i)(f)	Certificate of Amendment to Certificate of Incorporation of WiSA Technologies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2022).

Exhibit No.	Description of Exhibits

3.1(i)(h)	Certificate of Amendment to Certificate of Incorporation of WiSA Technologies, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2023).

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

3.1(i)(k)

Certificate of Amendment to WiSA Technologies, Inc.’s Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 13, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

3.1(i)(l)

Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

3.1(ii)	Bylaws of Summit Semiconductor, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019).

4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2020).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2020).

4.5	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

4.6	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2021).

4.8	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

4.9	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2021).

4.10

Form of Restricted Stock Agreement for Directors under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-265060) filed with the SEC on May 18, 2022).

4.11

Form of Restricted Stock Agreement for Employees under the Summit Semiconductor, Inc. 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-265060) filed with the SEC on May 18, 2022).

4.12	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

4.13	Form of Placement Agent Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

4.25

Warrant Amendment Agreement, dated November 21, 2022, by and between the Company and Maxim Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2022).

Exhibit No.	Description of Exhibits

4.26	Form of Series A Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).

4.27	Form of Series B Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).

4.31	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023).

4.32	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2023).

4.33	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2023).

4.34	Form of Inducement Warrant for March Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).

4.35	Form of Inducement Warrant for April Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).

4.36	Form of Inducement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023).

4.37	Form of Warrant to Purchase Shares of Series B Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

4.39	Form of Common Stock Purchase Warrants (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024).

4.40	Form of Securities Purchase Agreement, between the Company and the Investors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2024).

4.41	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2024).

4.44	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2024).

4.46	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2024).

4.47	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024).

4.49	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2024).

4.51	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024).

4.52	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).

4.53	Form of Exchange Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).

4.54	Form of Inducement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).

Exhibit No.	Description of Exhibits

4.55	Form of New Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).

4.56	Form of Inducement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2024).

4.57	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).

4.58	Form of Placement Agent Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).

4.59	Form of Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2025).

10.1+

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

10.21+

Executive Employment Agreement, effective as of August 24, 2022, by and between the Company and Brett Moyer (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2022).

10.22+

Executive Employment Agreement, effective as of August 24, 2022, by and between the Company and Gary Williams (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2022).

10.23+

Executive Employment Agreement, effective as of December 31, 2024, by and between the Company and Brett Moyer (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.24+

Executive Employment Agreement, effective as of December 31, 2024, by and between the Company and Nathaniel Bradley (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.24+

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

Exhibit No.	Description of Exhibits

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

Exhibit No.	Description of Exhibits

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

10.50

Form of Securities Purchase Agreement, between the Company and certain purchasers dated April 17, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2024).

10.51

Placement Agency Agreement, dated as of April 17, 2024, by and between WiSA Technologies, Inc. and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2024).

10.52

Form of Securities Purchase Agreement, between the Company and certain purchasers dated April 19, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024).

10.53

Form of Warrant Amendment Agreement, by and between WiSA Technologies, Inc. and the signatories thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024).

10.54

Placement Agency Agreement, dated as of April 19, 2024, by and between WiSA Technologies, Inc. and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024).

10.55

Form of Securities Purchase Agreement, between the Company and certain purchasers dated April 26, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2024).

10.56

Placement Agency Agreement, dated as of April 26, 2024, by and between WiSA Technologies, Inc. and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2024).

10.57

Form of Securities Purchase Agreement, between the Company and certain purchasers dated May 13, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024).

10.58

Placement Agency Agreement, dated as of May 13, 2024, by and between WiSA Technologies, Inc. and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024).

10.58

Form of Securities Purchase Agreement, between the Company and certain purchasers dated May 15, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).

10.59

Placement Agency Agreement, dated as of May 15, 2024, by and between WiSA Technologies, Inc. and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).

10.60

Form of Asset Purchase Agreement, dated September 4, 2024, by and between the Company and EOS Technology Holdings Inc.. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2024).

10.61

Form of Amendment to Asset Purchase Agreement, dated November 14, 2024, by and between the Company and EOS Technology Holdings Inc.. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2024).

10.62

Form of Second Amendment to Asset Purchase Agreement, dated December 31, 2024, by and between the Company and EOS Technology Holdings Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

Exhibit No.	Description of Exhibits

10.63

Form of Asset Purchase Agreement, dated December 19, 2024, by and between the Company and CompuSystems, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024).

10.64

Form of Amendment to Asset Purchase Agreement, dated December 30, 2024, by and between the Company and CompuSystems, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2025).

10.65

Form of Second Amendment to Asset Purchase Agreement, dated February 25, 2025, by and between the Company and CompuSystems, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.60

Form of Inducement Agreement, dated September 10, 2024, by and between the Company and certain holders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).

10.62	Form of Side Letter Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).

10.63

Form of Inducement Agreement, dated December 20, 2024, by and between the Company and certain holders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2024).

10.64

Form of Securities Purchase Agreement, between the Company and certain purchasers dated February 13, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.65

Placement Agency Agreement, dated as of February 13, 2025, by and between WiSA Technologies, Inc. and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.66	Form of Share Exchange Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2025).

10.67+

Amendment to the Company’s 2018 Long-Term Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on January 4, 2023).

10.68+

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

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datavault AI Inc.

Date: March 31, 2025	By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2025	By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Director and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Brett Moyer
Brett Moyer
Director and Chief Financial Officer (Principal Financial Officer)

Date: March 31, 2025	By:	/s/ Stanley Mbugua
Stanley Mbugua Chief Accounting Officer (Principal Accounting Officer)

Date: March 31, 2025	By:	/s/ Kimberly Briskey
Kimberly Briskey
Director

Date: March 31, 2025	By:	/s/ Dr. Jeffrey M. Gilbert
Dr. Jeffrey M. Gilbert
Director

Date: March 31, 2025	By:	/s/ David Howitt
David Howitt
Director

Date: March 31, 2025	By:	/s/ Helge Kristensen
Helge Kristensen
Director

Date: March 31, 2025	By:	/s/ Sriram Peruvemba
Sriram Peruvemba
Director

Date: March 31, 2025	By:	/s/ Robert Tobias
Robert Tobias
Director

Date: March 31, 2025	By:	/s/ Wendy Wilson
Wendy Wilson
Director

DATAVAULT AI Inc. (formerly WiSA Technologies, Inc.) and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Datavault AI Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Datavault AI Inc. (formerly WiSA Technologies, Inc.) (a Delaware Corporation) and its subsidiaries (the “Company”), as of December 31, 2024 and 2023, and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders’ equity(deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, a net capital deficiency, available cash and cash used in operations raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Asset Acquisition – Valuation of Intangible Assets

As described in Note 3 to the consolidated financial statements, on December 31, 2024, the Company completed its asset purchase of information technology assets, patents, and trademarks from Data Vault Holdings Inc. for an aggregate purchase price of approximately $92 million. The acquisition of the assets from Data Vault Holdings was complex due to significant estimates required by management to determine the fair value of the intangible assets. The determination of the fair value of the intangible assets acquired required management to utilize the assistance of a third-party valuation specialist and to make significant estimates and assumptions including projected revenues, growth rates, economic lives, discount rates and financial projections.

We identified the valuation of intangible assets resulting from the asset acquisition as a critical audit matter given the especially challenging auditor judgment required in evaluating the inputs and assumptions used in determining fair value of the intangible assets. Changes in significant assumptions could have a significant impact on the fair value of the intangible assets.

How We Addressed the Matter in Our Audit

Our audit procedures related to the accounting for valuation of intangible assets acquired to address this critical audit matter included the following:

●	We utilized our valuation specialist to assist in evaluating the appropriateness of the Company’s valuation models developed for acquired intangible assets and evaluating the reasonableness of the significant assumptions used including the projected revenues, growth rates, economic life and discount rate as compared to industry and market data. We also examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the third-party valuation report, including historical and projected financial information.
●	We tested the Company’s accounting treatment and disclosures regarding the asset acquisition including reading the terms of the asset acquisition related agreements and evaluating the Company’s application of technical accounting literature regarding initial recognition of the intangible assets acquired and the direct transaction costs incurred.

We have served as the Company’s auditor since 2016.

/s/ BPM LLP

San Jose, California

March 31, 2025

DATAVAULT AI INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$3,330	$411
Accounts receivable	349	294
Inventories	1,618	2,737
Prepaid expenses and other current assets	1,142	641
Total current assets	6,439	4,083
Property and equipment, net	58	93
Intangible assets	92,575	—
Deposit for business combination	1,000	—
Other assets	553	647
Total assets	$100,625	$4,823

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity/ (Deficit)
Current Liabilities:
Accounts payable	$2,779	$2,320
Accrued liabilities	1,334	1,317
Total current liabilities	4,113	3,637
Convertible note payable, net, related party	9,569	—
Warrant liabilities	664	5,460
Other liabilities	553	636
Total liabilities	14,899	9,733

Commitments and contingencies (Note 8)

Series B Convertible Redeemable Preferred Stock, par value $0.0001; 375,000 shares authorized; 0 and 38,335 shares issued and outstanding as of December 31, 2024 and 2023, respectively and 2023	—	247

Stockholders’ Equity/(Deficit):
Common stock, par value $0.0001; 300,000,000 shares authorized; 52,034,060 and 222,380 shares issued and outstanding as of December 31, 2024 and 2023, respectively	5	1
Additional paid-in capital	384,172	241,884
Accumulated deficit	(298,451)	(247,042)
Total stockholders’ equity/(deficit)	85,726	(5,157)
Total liabilities, convertible preferred stock and stockholders’ equity/(deficit)	$100,625	$4,823

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023 as well as a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

DATAVAULT AI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

Revenue, net	$2,674	$2,083
Cost of revenue	2,298	5,540
Gross profit (deficit)	376	(3,457)

Operating Expenses:
Research and development	7,818	7,456
Sales and marketing	3,974	5,177
General and administrative	9,722	5,367
Total operating expenses	21,514	18,000
Loss from operations	(21,138)	(21,457)

Interest expense, net	(1,272)	(932)
Change in fair value of warrant liability	(29,120)	4,510
Loss on debt extinguishment	—	(837)
Other expense, net	121	(1)
Loss before provision for income taxes	(51,409)	(18,717)
Provision for income taxes	—	4
Net loss	(51,409)	(18,721)
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	(5,842)	(6,360)
Deemed dividend on issuance of common stock and warrants issued in connection with amendments to warrants to purchase common stock	$(10,475)	—
Net loss attributable to common stockholders	$(67,726)	$(25,081)
Net loss per common share - basic and diluted	$(16.14)	$(476.31)
Weighted average number of common shares used in computing net loss per common share	4,197,284	52,656

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023 as well as a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

DATAVAULT AI INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2024 and 2023

(in thousands, except share data)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2022	—	—	4,750	$1	$226,324	$(228,321)	$(1,996)
Stock-based compensation	—	—	6,427	—	2,058	—	2,058
Restricted stock awards cancelled	—	—	(88)	—	—	—	—
Release of vested restricted common stock	—	—	19	—	—	—	—
Issuance of common stock in connection with convertible promissory note	—	—	450	—	708	—	708
Issuance of common stock in connection with warrant exercise	—	—	19,030	—	10,713	—	10,713
Issuance of common stock and warrants, net of offering costs	—	—	14,510	—	2,319	—	2,319
Issuance of Series B preferred stock, net of discounts	87,000	—	—	—	1,909	—	1,909
Issuance of Series B preferred stock in connection with warrant exercise, net of discounts	61,613	3,550	—	—	195	—	195
Issuance of common stock in connection with conversion of Series B preferred stock	(110,278)	(6,341)	177,282	—	6,341	—	6,341
Deemed dividend in connection with conversion of Series B preferred stock to common stock		6,063	—	—	(6,063)	—	(6,063)
Repurchase of common stock warrants	—	—	—	—	(2,323)	—	(2,323)
Deemed dividend in connection with amortization and accretion of discounts relating to Series B preferred stock	—	297	—	—	(297)	—	(297)
Discount from issuance of common stock warrants in connection with Series B preferred stock inducement	—	(3,322)	—	—	—	—	—
Net loss	—	—	—	—	—	(18,721)	(18,721)
Balance as of December 31, 2023	38,335	$247	222,380	$1	$241,884	$(247,042)	$(5,157)
Stock-based compensation	—	—	1,233,683	—	2,536	—	2,536
Restricted stock awards cancelled	—	—	(3,941)	—	—	—	—
Issuance of common stock in connection with warrant amendment	—	—	887,356	—	—	—	—
Issuance of common stock in connection with warrant exercise	—	—	5,456,986	—	7,794	—	7,794
Issuance of common stock and warrants, net of offering costs	—	—	2,466,583	—	8,756	—	8,756
Issuance of Series B preferred stock in connection with warrant exercise, net of discounts	29,322	386	—	—	—	—	—
Issuance of common stock in connection with conversion of Series B preferred stock	(5,000)	(325)	8,038	—	325	—	325
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	5,842	—	—	(5,842)	—	(5,842)
Repurchase of Series B preferred stock and Series B preferred stock warrants	(62,657)	(6,266)	—	—	824	—	824
Issuance of common stock, pre-funded units and warrants, net of offering costs	—	—	1,442,518	—	4,210	—	4,210
Issuance of common stock in connection with reverse split rounding-up for fractional shares	—	—	84,254	—	—	—	—
Issuance of common stock to vendors	—	—	236,203	—	600	—	600
Issuance of common stock in connection with the acquisition of intangible assets	—	—	40,000,000	4	81,995	—	81,999
Conversion of liability warrants to equity warrants	—	—	—	—	41,851	—	41,851
Warrants classified to liability	—	—	—	—	(645)	—	(645)
Cumulative effect of ASU 2020-06 adoption	—	116	—	—	(116)	—	(116)
Net loss	—	—	—	—	—	(51,409)	(51,409)
Balance as of December 31, 2024	—	—	52,034,060	$5	$384,172	$(298,451)	$85,726

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023 as well as a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

DATAVAULT AI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2023

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(51,409)	$(18,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,976	2,058
Depreciation and amortization	70	98
Amortization of debt discounts	1,260	850
Change in fair value of warrant liability	29,120	(4,510)
Loss on debt extinguishment	—	837
Changes in operating assets and liabilities:
Accounts receivable	(55)	(21)
Inventories	1,119	4,333
Prepaid expenses and other current assets	(349)	152
Other assets	93	87
Accounts payable	(228)	278
Accrued liabilities	(41)	(207)
Other liabilities	(82)	(60)
Net cash used in operating activities	(17,526)	(14,826)

Cash flows from investing activities:
Issuance of note receivable	(423)	—
Deposit for business combination	(1,000)	—
Purchases of property and equipment	(35)	(50)
Purchases of intangible assets	(99)	—
Net cash used in investing activities	(1,557)	(50)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with warrant exercise, net of offering costs	8,063	12,533
Proceeds from issuance of common stock and warrants, net of offering costs	19,558	—
Proceeds from issuance of short-term loan, net of issuance costs	600	597
Proceeds from issuance of Series B preferred stock, net of issuance costs	—	3,955
Proceeds from exercise of warrants	714	—
Repurchase of common stock warrants	—	(2,323)
Repurchase of Series B preferred stock	(6,266)	—
Repayment of finance lease	—	(15)
Repayment of convertible note payable	—	(1,657)
Repayment of short-term loan	(667)	(700)
Net cash provided by financing activities	22,002	12,390
Net decrease in cash and cash equivalents	2,919	(2,486)
Cash and cash equivalents as of beginning of period	411	2,897
Cash and cash equivalents as of end of period	$3,330	$411

Supplemental disclosure of cash flow information:
Cash paid for interest	$274	$256
Cash paid for income taxes	$4	$4

Noncash Investing and Financing Activities:
Reclassification of liability warrants to equity warrants	$41,851	$—
Issuance of warrant liability in connection with financing	$8,701	$—
Deemed dividend on conversion of Series B preferred stock and repurchase of Series B preferred stock	$5,842	$—
Derecognition of Series B preferred stock liability warrants	$824	$—
Issuance of stock-based compensation to vendors	$600	$—
Warrant exercise in connection with loan settlement	$333	$—
Issuance of common stock in connection with Series B preferred stock	$325	$—
Unpaid financings issuance costs	$269	$—
Issuance of common stock and convertible note payable in connection with the acquisition of intangible assets	$92,000	$—
Unpaid intangible assets acquisition costs	$476	$—
Cashless exercise of warrants	$587	$8,191
Reclassification of equity warrants to liability warrants	$645	$—
Cumulative effect of adoption of ASU 2020-06	$116	$—
Issuance of common stock in connection with conversion of Series B preferred stock	$—	$6,341
Deemed dividend from accretion, amortization, and conversion of Series B preferred stock discounts	$—	$(6,360)
Issuance of warrants in connection with February 2023 offering	$—	$5,601
Issuance of common stock in connection with convertible promissory note	$—	$708
Record Right-of-Use Assets obtained in exchange for modified operating lease liabilities	$—	$554
Deferred offering costs reclassed from prepaid expenses	$—	$97
Accrual of legal fees for the short-term loan	$—	$10

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-100 reverse stock split effected in January 2023 as well as a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

1.	Business and Summary of Significant Accounting Policies

Datavault AI Inc, formerly known as WiSA Technologies, Inc., and before then Summit Wireless Technologies, Inc. (together with its subsidiaries also referred to herein as “we”, “us”, “our”, or the “Company”), was originally formed as a limited liability company in Delaware on July 23, 2010. The Company’s business is to deliver the best-in-class data management and monetization, as well as using wireless audio to transmit data and audio for consumer use. Datavault stands at the forefront of innovation, delivering cutting-edge Web 3.0 data management and high-performance computing (HPC) solutions to a global audience.

NASDAQ Notifications

On July 3, 2024, the Company received a letter from the Office of General Counsel of The Nasdaq Stock Market LLC (“Nasdaq”) confirming that the Company has regained compliance with the equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) as required by the Nasdaq Hearing Panel’s (the “Panel”) decision dated April 5, 2024.

The Panel has determined to impose a monitoring period (the “Monitor Period”), pursuant to Nasdaq Listing Rule 5815(d)(4)(B). If, during the Monitor Period, which lasts until July 3, 2025, the Nasdaq Listing Qualifications staff (“Staff”) finds the Company again out of compliance with the Equity Rule, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to such deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond and present to the Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C). The Company’s securities may at that time be delisted from Nasdaq.

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

Reverse Stock Splits

April 2024 Reverse Stock Split

On April 4, 2024, the Board approved a 1-for-150 reverse stock split (the “April 2024 Reverse Stock Split”) of our outstanding shares of common stock and authorized the filing of a certificate of amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect the April 2024 Reverse Stock Split. On April 12, 2024, the April 2024 Reverse Stock Split was effected and the consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the April 2024 Reverse Stock Split. The common stock began trading on a split-adjusted basis at the start of trading on April 15, 2024. Unless otherwise indicated, the information presented in this Report gives effect to the April 2024 Reverse Stock Split.

1.	Business and Summary of Significant Accounting Policies, continued

January 2023 Reverse Stock Split

On January 24, 2023, the Board approved a 1-for-100 reverse stock split (the “January 2023 Reverse Stock Split”) of our outstanding shares of common stock and authorized the filing of a certificate of amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect the January 2023 Reverse Stock Split. On January 26, 2023, the January 2023 Reverse Stock Split was effected and the consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the January 2023 Reverse Stock Split. The common stock began trading on a split-adjusted basis at the start of trading on January 27, 2023. Unless otherwise indicated, the information presented in this Report gives effect to the January 2023 Reverse Stock Split.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated financial statements reflect the accounts of Datavault AI, Inc and its wholly-owned subsidiaries, WISA Technologies Korea, LTD, a Korean limited company, which was established in September 2022, and WiSA, LLC, a Delaware limited liability company. All intercompany balances and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net loss, total assets or stockholders’ equity (deficit).

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of December 31, 2024 and December 31, 2023, there was no allowance for credit losses. As of December 31, 2024, the Company had three customers accounting for 68%, 12% and 11% of accounts receivable. As of December 31, 2023, the Company had two customers accounting for 71% and 20% of accounts receivable. The Company had four customers accounting for 29%, 19%, 18% and 10% of its net revenue for the year ended December 31, 2024. The Company had four customers accounting for 25%, 19%, 14% and 13% of its net revenue for the year ended December 31, 2023.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoice amount and are generally not interest bearing. The Company reviews its trade receivables aging to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends and changes to customers’ financial conditions. As of December 31, 2024 and 2023, there was no allowance for credit losses.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The carrying value of the Company’s borrowings and capital lease liabilities approximates fair value based upon borrowing rates currently available to the Company for loans and capital leases with similar terms. The Company’s Convertible note payable and Warrant liability is the only financial instruments that are adjusted to fair value on a recurring basis.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of December 31, 2024 and 2023, the Company had capitalized $0 and $0, respectively, of deferred offering costs in prepaid expenses and other current assets on the consolidated balance sheet.

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

Warrants for Common Shares, Convertible Redeemable Preferred Shares, and Derivative Financial Instruments

Warrants for common shares, convertible redeemable preferred shares, and derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) contain reset provisions that do not qualify for the scope exception are classified as equity or liabilities. The Company assesses classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

1.	Business and Summary of Significant Accounting Policies, continued

Revenue Recognition

The Company historically generates revenue primarily from two product categories which include the sale of Consumer Audio Products as well as the sale of Components. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company considers customer purchase orders to be the contracts with a customer. Revenues, net of expected discounts, are recognized when the performance obligations of the contract with the customer are satisfied and when control of the promised goods are transferred to the customer, typically when products, which have been determined to be the only distinct performance obligations, are shipped to the customer. Expected costs of assurance warranties and claims are recognized as expense.

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

During the years ended December 31, 2024 and 2023, net revenue consisted of the following:

	For The Year Ended December 31,
(in thousands)	2024	2023
Components	$2,112	$1,046
Consumer Audio Products	562	1,037
Total	$2,674	$2,083

Contract Balances

The Company receives payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when the Company has a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. The Company has $109,000 and an immaterial amount of contract assets as of December 31, 2024 and 2023, respectively, which are recorded in Prepaids and other current assets on the consolidated balance sheets. The Company expects to collect 100% of the contract assets as of December 31, 2024 in the next twelve months. During the year ended December 31, 2024, the Company recognized $19,000 of revenue that was included in the contract liabilities balance as of December 31, 2023.

	December 31,	December 31,
	2024	2023
Contract Liabilities	$174	$19

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the years ended December 31, 2024 and 2023 are $723,000 and $878,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2024 and 2023, the Company’s comprehensive loss is the same as its net loss.

1.	Business and Summary of Significant Accounting Policies, continued

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the consolidated statements of operations in other expense, net and were not material for the years ended December 31, 2024 and 2023.

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

For the year ended December 31, 2024, warrants to purchase 13,534,334 shares of common stock, 1,027,367 shares of restricted stock, 64,183 shares of restricted stock issued under an inducement grant, 14 shares underlying restricted stock units, have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of December 31, 2024 and 2023. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2024 and 2023, the Company recognized no interest and penalties.

1.	Business and Summary of Significant Accounting Policies, continued

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” aiming to enhance the transparency and relevance of segment information provided in financial statements. The amendments in this Update require that a public entity disclose significant segment expenses, profit or loss and assets, etc. for each reportable segment, on an annual and interim basis. The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted as of the year ended December 31, 2024 with an immaterial impact on the consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standards Update 2024-04 Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments: The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period for all entities that have adopted the amendments in Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Accounting Standards Update 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The interim effective date was amended by Update 2025-01 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date” (“ASU 2025-01”), clarifying the interim reporting date when an entity must adopt ASU 2024-03. According to ASU 2025-01, ASU 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities. Furthermore, the Update improves disclosures used to assess income tax information that affects cash flow forecasts and capital allocation decisions. The Update is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

2.	Going Concern

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company has incurred net operating losses each year since inception. As of December 31, 2024, the Company had cash and cash equivalents of $3.3 million and reported net cash used in operations of $17.5 million during the year ended December 31, 2024. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

3.Asset Purchase

On December 31, 2024 (the “DV Closing Date”), the Company completed its asset purchase of information technology assets, certain patents and trademarks (collectively, the “Acquired Assets”) from EOS Technology Holdings Inc. (“EOS Holdings”). At the closing (the “DV Closing”), pursuant to the asset purchase agreement, by and between the Company and EOS Holdings, dated as of September 4, 2024, and as amended on November 14, 2024, and as further amended from time to time (the “Asset Purchase Agreement”), the Company acquired the Acquired Assets for an aggregate purchase price of $92,000,000 consisting of (i) $10,000,000 paid in the form of a promissory note issued by the Company to EOS Holdings (the “DV Convertible Note”), (ii) 40,000,000 shares (the “Closing Stock Consideration”) of validly issued, fully paid and nonassessable shares of restricted common stock of the Company, par value $0.0001 per share with an aggregate fair value of $82,000,000 based on the closing stock price of the Company on December 31, 2024. EOS Holdings is considered a related party as of the DV Closing. See Note 11 Related Parties for further details.

Second Asset Purchase Agreement Amendment

In connection with but prior to the DV Closing, on December 31, 2024, the Company and Data Vault entered into a second amendment to the Asset Purchase Agreement (the “Second Asset Purchase Agreement Amendment”). Pursuant to the Second Asset Purchase Agreement Amendment, among other things, the parties agreed to enter into an earnout agreement (the “Earnout Agreement”) instead of a royalty agreement as set forth in the Asset Purchase Agreement, and the parties agreed that EOS Holdings will only appoint one director at the DV Closing to the board of directors of the Company (the “Board”), and EOS Holdings will have the right to appoint one other director within ninety (90) days after the DV Closing. The parties also agreed that EOS Holdings will transfer at least eighty-one percent (81%) of the Closing Stock Consideration to its stockholders, and neither EOS Holdings nor any of its stockholders will own in excess of 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of the Closing Stock Consideration. Pursuant to the Second Asset Purchase Agreement Amendment, EOS Holdings agreed to file a Certificate of Amendment with the Secretary of State of the State of Delaware to change its company name, and the Company agreed to file a registration statement providing for the resale by EOS Holdings of the 3,999,911 shares of common stock issued as part of the Closing Stock Consideration. The Company is required to cause such registration statement to become effective by April 15, 2025. The Company and EOS Holdings further agreed that the Company may only amend, supplement or otherwise modify the transaction documents with approval of the disinterested members of the Board. The parties also updated the schedules describing the transferred assets and transferred liabilities.

3.Asset Purchase, continued

Earnout Agreement

In connection with the DV Closing, the Company and EOS Holdings entered into the Earnout Agreement, dated as of December 31, 2024, pursuant to which the Company shall pay an amount equal to three percent (3%) of the gross revenue of the Company generated from or otherwise attributable to any patents and patent applications included in the Acquired Assets, subject to customary deductions calculated in accordance with U.S. GAAP, and as further set forth in the Earnout Agreement. The earnout period commenced on the DV Closing Date and will end upon the expiration of the last to expire of the patents included in the Acquired Assets (the “Term”). The Company shall make the earnout payments to EOS Holdings on a quarterly basis during the Term.

The Earnout Agreement includes customary covenants regarding how the Company can operate its business during the term of the Earnout Agreement.

The Earnout Agreement was not assigned a fair value at the purchase date as it was not deemed likely that any payments will be made as of December 31, 2024.

The Company accounted for the Asset Purchase Agreement as an asset purchase in accordance with ASC 805, Business Combinations (the “Screen Test”). As such, the aggregate consideration of $92,000,000 plus capitalized fees of $575,000 were recorded to the intangible assets acquired of patents and trademarks for $2,384,000 and $90,191,000, respectively, with useful weighted average remaining lives of ten years in each case.

The following set forth future amortization expense related to intangible assets as of December 31, 2024:

December 31, 2024
2025	$9,258
2026	9,258
2027	9,258
2028	9,258
2029	9,258
Thereafter	46,285
Total future amortization	$92,575

4.	Balance Sheet Components

Inventories (in thousands):

	December 31,
	2024	2023

Raw materials	$392	$621
Work in progress	137	—
Finished goods	1,089	2,116
Total inventories	$1,618	$2,737

Property and equipment, net (in thousands):

	December 31,
	2024	2023

Machinery and equipment	$773	$741
Tooling	14	11
	787	752
Less: Accumulated depreciation and amortization	(729)	(659)
Property and equipment, net	$58	$93

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was approximately $70,000 and $98,000, respectively.

Notes receivable

On June 13, 2024, the Company entered into a Senior Secured Promissory Note and Security Agreement (“Promissory Note and Security Agreement”) with EOS Holdings (“the Borrower”). Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $150,000 (“June 2024 Note”). The June 2024 Note matures on October 11, 2024. Borrowings under the June 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. On October 23, 2024, the Borrower and the Company agreed to amend the June 2024 Note maturity date to January 31, 2025. On December 31, 2024, the Borrower and the Company agreed to amend the December 2024 Note maturity date to the latter of the maturity date of the DV Convertible Note of December 31, 2027 or a qualified subsequent financing as determined by the DV Convertible Note agreement.

On August 7, 2024, the Company entered into a second Promissory Note and Security Agreement with the Borrower. Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $100,000 (“August 2024 Note”). The August 2024 Note matures on December 5, 2024. Borrowings under the August 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. On October 23, 2024, the Borrower and the Company agreed to amend the August 2024 Note maturity date to January 31, 2025. On December 31, 2024, the Borrower and the Company agreed to amend the December 2024 Note maturity date to the latter of the maturity date of the DV Convertible Note of December 31, 2027 or a qualified subsequent financing as determined by the DV Convertible Note Promissory agreement.

On September 23, 2024, the Company entered into a third Promissory Note and Security Agreement with the Borrower. Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $73,485 (“September 2024 Note”). The September 2024 Note matures on December 5, 2024. Borrowings under the September 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. On October 23, 2024, the Borrower and the Company agreed to amend the September 2024 Note maturity date to January 31, 2025. On December 31, 2024, the Borrower and the Company agreed to amend the December 2024 Note maturity date to the latter of the maturity date of the DV Convertible Note of December 31, 2027 or a qualified subsequent financing as determined by the DV Convertible Note Promissory agreement.

4.	Balance Sheet Components, continued

On December 23, 2024, the Company entered into a fourth Promissory Note and Security Agreement with the Borrower. Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $100,000 (“December 2024 Note”). The December 2024 Note matures on January 31, 2025. Borrowings under the December 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. On December 31, 2024, the Borrower and the Company agreed to amend the December 2024 Note maturity date to the latter of the maturity date of the DV Convertible Note of December 31, 2027 or a qualified subsequent financing as determined by the DV Convertible Note Promissory agreement.

The above notes receivable are netted on the consolidated balance sheet in Convertible note payable as of December 31, 2024 as there is a right of offset included in the DV Convertible Note and the four amended note receivable agreements above.

At December 31, 2024, the Company had recognized approximately $7 thousand of interest income on the Notes Receivable.

There was no note receivable at December 31, 2023.

Deposits for Business Combination

On December 19, 2024 the Company entered into an asset purchase agreement with CompuSystems Inc (“CSI”) (the “CSI Purchase Agreement”) where it has agreed to purchase, assume and accept from CSI all of the rights, title and interests used in the acquired business, and products and services solely to the extent they utilize the transferred assets, including CSI’s customer contracts, trademarks and other intellectual property (the “CSI Acquisition”). Pursuant to the CSI Purchase Agreement, the Company made an exclusivity deposit of $1,000,000 with the designated escrow agent and is recorded on the consolidated balance sheet in Acquisition deposit. The acquisition has not closed as of December 31, 2024.

Accrued liabilities (in thousands):

	December 31,
	2024	2023

Accrued vacation	$407	$418
Accrued rebate	—	215
Accrued audit fees	224	211
Accrued compensation	217	127
Customer advances	171	19
Accrued other	209	327
Accrued lease liability, current portion	106	—
Total accrued liabilities	$1,334	$1,317

5.	Borrowings

Convertible Promissory Note

On August 15, 2022, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”), by and between the Company and an institutional investor (the “Convertible Note Investor”), pursuant to which the Company agreed to issue to the Convertible Note Investor a senior secured convertible note in the principal amount of $3,600,000 (the “Convertible Note”) and a warrant to purchase up to 140 shares of the Company’s common stock, at an initial exercise price of $14,955.00 per share, in consideration for $3,000,000. Pursuant to the August Purchase Agreement, upon the closing of the private placement, pursuant to which Maxim Group LLC (“Maxim”) acted as placement agent (the “Private Placement”), the Company received gross proceeds of $3,000,000. After the deduction of banker fees, commitment fees and other expenses associated with the transaction, the Company received net proceeds of $2,483,000. The Company used the net proceeds primarily for working capital and general corporate purposes.

The Convertible Note, had an original maturity date of August 15, 2024, did not bear interest and ranked senior to the Company’s then existing and future indebtedness and was secured to the extent and as provided in the security agreements. The Convertible Note was convertible in whole or in part at the option of the Convertible Note Investor into shares of common stock (the “Conversion Shares”) at the Conversion Price (as defined below) at any time following the date of issuance of the Convertible Note. The Convertible Note defines “Conversion Price” as equal to the lesser of (a) 90% of the average of the five lowest daily VWAPs (as defined in the Convertible Note) during the previous twenty trading days prior to delivery to the Company of the Convertible Note Investor’s applicable notice of conversion and (b) $13,890.00 (the “Base Conversion Price”). The Base Conversion Price was subject to full ratchet antidilution protection, subject to a floor conversion price of $75.00 per share (the “Floor Price”).

The obligations and performance of the Company under the Convertible Note and the August Purchase Agreement were secured by: (a) a senior lien granted pursuant to security agreements between the Convertible Note Investor and the Company, on (a) all of the assets of the Company (b) a senior lien granted pursuant to trademark security agreements between the Convertible Note Investor and the Company; (c) a senior lien granted pursuant to a patent security agreement between the Convertible Note Investor and the Company on all of the patent assets of the Company; and (d) a pledge of certain securities pursuant to a pledge agreement between the Convertible Note Investor, the Company (such agreements listed in (a)-(d) above, collectively, the “Security Agreements”). The payment and performance obligations of the Company under the Convertible Note and the August Purchase Agreement were guaranteed pursuant to a guaranty by the Company in favor of the Convertible Note Investor.

In connection with the Private Placement, the Company issued warrants to the Convertible Note Investor and Maxim to purchase common shares of 140 and 13, respectively (see Note 6 – Fair Value Measurements). The sum of the fair value of the warrants, the original issue discount for interest, issuance costs and the derivative liability for the embedded conversion feature for the Convertible Note were recorded as debt discounts totaling $2,509,000 to be amortized to interest expense over the respective term using the effective interest method. During the year ended December 31, 2023, the Company recognized $737,000 of interest expense from the amortization of debt discounts and repayment of the convertible note payable in April 2023.

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

5.	Borrowings, continued

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

In connection with the public offering the Company consummated on December 1, 2022 (the “December 2022 Offering”), the Company issued 357 Series A Warrants and 357 Series B Warrants to the New Convertible Note Investor (See Note 7). The Company’s obligation to issue shares of common stock underlying the Waiver Warrants is expressly conditioned upon stockholder approval of all of the transactions contemplated by the August Purchase Agreement. At a Special Meeting of Stockholders held on January 24, 2023, the Company received stockholder approval of the transactions contemplated by the August Purchase Agreement. Additionally, as a result of the December 2022 Offering, the Base Conversion Price was adjusted to the Floor Price.

On February 1, 2023, the holder of the New Convertible Note converted approximately $708,000, a portion of the outstanding principal amount into 450 shares of the Company’s common stock.

On April 11, 2023, the Company paid $1,656,744 to the holder of the New Convertible Note which repaid the entirety of the outstanding balance and included the unpaid principal, interest through the payoff date, and a pre-payment premium of $276,000 which was recorded as a component of loss on debt extinguishment

September 2023 Short-Term Loan Agreement

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

On December 7, 2023, the Company repaid the full amount of the Meriwether Loan, including all fees and accrued interest.

5.	Borrowings, continued

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

In connection with the issuance of the January 2024 Warrant Shares (see Note 6 – Fair Value Measurements), the fair value of the warrants and the original issue discount for interest were recorded as debt discounts totaling $1,260,000. The debt discounts were to be amortized to interest expense over the respective term using the effective interest method. In connection with the full repayment of the January 2024 Promissory Notes, the Company recognized $1,260,000 of interest expense in the year ended December 31, 2024.

DV Convertible Note

In connection with the DV Closing, the Company issued the DV Convertible Note in a principal amount of $10,000,000 due on the third anniversary of the DV Closing. The Company agreed to pay interest to EOS Holdings on the aggregate unconverted and then outstanding principal amount of the note at the rate of five and twelve hundredths percent (5.12%) per annum, accruing from the DV Closing.

The DV Convertible Note can be converted at DV Holding’s option, partially or entirely, into shares of common stock, any time after the maturity date until the DV Convertible Note is fully paid off. The DV Convertible Note uses a conversion price equaling to seventy-five percent (75%) of the average VWAP (as defined in the DV Convertible Note) during the ten (10) consecutive trading days ending on the trading day that is immediately prior to the conversion date subject to a floor price of $1.116 per share. At DV Holding’s sole discretion, upon a change of control (as defined in the DV Convertible Note), (i) the Company shall cause any successor entity to assume in writing all of the obligations of the Company under the DV Convertible Note, (ii) pay or cause to be paid to EOS Holdings the Note Balance (as defined below) in cash, or (iii) pay, at the closing of such change of control, in full satisfaction of the Company’s obligations under the DV Convertible Note, an amount in cash or equivalent common stock to the amount EOS Holdings would have been paid if it had converted its Note Balance into shares of common stock immediately prior to such closing, at the conversion price.

The parties agreed that the Company may apply up to 25% of the amount of any payment to be made to EOS Holdings pursuant to the DV Convertible Note towards satisfaction of the amount, if any, owed by EOS Holdings to the Company under those certain senior secured promissory notes, dated June 13, 2024, August 7, 2024, September 23, 2024, and December 23, 2024 (collectively, the “Secured Notes” and the outstanding amount under the Secured Notes, collectively, the “DV Holding’s Note Balance”). The Note Balance on the maturity date will be automatically reduced by the amount of the DV Holding’s Note Balance.

5.	Borrowings, continued

Pursuant to the DV Convertible Note, if, at any time while the DV Convertible Note is outstanding, the Company enters into any capital raising or financing transaction, including without limitation any issuance by the Company of shares of common stock or common stock equivalents (as defined in the DV Convertible Note) for cash consideration, indebtedness or a combination of units thereof (each, a “Subsequent Financing”), then the Company shall first pay to EOS Holdings at least 10% of the gross proceeds of such Subsequent Financing to redeem all or a portion of the DV Convertible Note, plus accrued but unpaid interest, plus liquidated damages, if any, and any other amounts then owing to EOS Holdings. If the aggregate gross proceeds of Subsequent Financings reach or exceed $50,000,000, then the Company shall repay the DV Convertible Note in full, including accrued but unpaid interest, liquidated damages, if any, and any other amounts, then owing to EOS Holdings.

The DV Convertible Note includes customary event of default provisions. Upon the occurrence of an event of default, the DV Convertible Note and all amounts due thereunder shall become, upon demand by EOS Holdings, immediately due and payable in cash. Additionally, upon the occurrence of an event of default, interest shall accrue daily at the rate of ten percent (10%) per annum on the aggregate outstanding principal balance and any other amounts then owing by Company to EOS Holdings.

The Company elected the fair value method for the DV Convertible Note outstanding of $10,000,000 as of December 31, 2024 due to the embedded derivatives identified within the agreement requiring recurring fair value measurements. The carrying value of the DV Convertible Note is the same as the fair value as of December 31, 2024 due to the note’s issuance occurring on that day. The note will be valued using level 3 inputs going forward.

The DV Convertible Note is netted with the notes receivable from EOS Holdings in Convertible notes payable on the consolidated balance sheets as of December 31, 2024 as EOS Holdings agreed to offset the outstanding balance on the DV Convertible Note with the notes receivable at maturity or at a qualifying capital raising or financing transaction noted above.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 by level within the fair value hierarchy, are as follows:

(in thousands)	December 31, 2024
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible note payable	—	—	$10,000
Warrant liabilities	$—	$—	$664

(in thousands)	December 31, 2023
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities	$—	$—	$5,460

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2024 or 2023.

Warrant Liabilities

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023:

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

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2024 and 2023. For December 31, 2024, the fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: common stock price of $2.05; exercise price of $1.83 to $1,574; expected yield of 0.0%; expected volatility of 162.8% to 185.0%; risk-free interest rate of 4.1% to 4.3% and expected life of 2.9 to 4.4 years.

	For the year ended December 31,
(in thousands)	2024	2023

Beginning balance	$5,460	$8,945
Additions	8,701	10,844
Change in fair value	29,120	(4,510)
Exercise of warrant liabilities	(587)	(9,819)
Repurchase	(824)	—
Conversion of equity warrants to liability warrants	645	—
Conversion of liability warrants to equity warrants	(41,851)	—
Ending balance	$664	$5,460

6.	Fair Value Measurements, continued

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liability in the consolidated statements of operations.

DV Convertible Note

As described in Note 5, the Company elected the fair value option on the DV Convertible Note issued on December 31, 2024. The fair value of the note was deemed to equal the face value of $10,000,000 as the note was issued on that day. The Company expects to use level 3 inputs to measure the fair value in subsequent periods. No gain or loss was recorded on the DV Convertible Note for the year ended December 31, 2024.

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity

Series B Preferred Stock, Series B Preferred Stock Warrants and Common Stock Warrants

On October 16, 2023, the Company consummated a public offering for an aggregate of 87,000 Series B Units (“Series B Units”). Each Series B Unit consists of one share of the Company’s Series B Preferred Stock and two warrants, each to purchase one share of Series B Preferred Stock (“Series B Preferred Stock Warrant”). Each share of Series B Preferred Stock is convertible at the holder’s option at any time, through a two-year period, into the number of shares of the Company’s common stock determined by dividing the $100 stated value per share of the Series B Preferred Stock by a conversion price of $62.205 per share. Each share of Series B Preferred Stock is convertible into 1 share of common stock, and each Series B Preferred Stock Warrant entitles the holder to purchase one share of Series B Preferred Stock at an initial exercise price of $55 per share. Dividends are paid in additional fully paid and nonassessable Series B Preferred Stock, at a 20% dividend rate, non-cumulative. If any shares of Series B Preferred Stock are outstanding at the end of the two-year period, the holder would be entitled to a cash redemption value equal to the $100 stated value per share. The gross proceeds from the sale of Series B Units were $4,785,000, before broker fees and related expenses of approximately $830,000. Due to the redemption feature, the Series B Preferred Stock did not meet the criteria for equity classification and was therefore presented as mezzanine equity in the accompanying Consolidated Balance Sheets.

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

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Through various dates from issuance to December 31, 2023, the holders of 110,278 shares of Series B Preferred Stock converted their shares into 177,282 shares of common stock. Unamortized discounts to the Series B Preferred Stock of $6,063,000 were immediately recorded as a deemed dividend on the Statement of Stockholders’ equity (deficit) as of conversion date. Amortization and accretion of discounts from issuance date through December 31, 2023 amounted to $297,000, which were also recorded as a deemed dividend to the holders of Series B Preferred Stock. The total such deemed dividends amounted to $6,360,000 for the year ended December 31, 2023 and was recorded as a net loss available to common stockholders on the Company’s consolidated statement of operations.

The 38,335 shares of Series B Preferred Stock outstanding as of December 31, 2023, were to become mandatorily redeemable on October 15, 2025 in the amount of $3,833,500.

Through various dates during the year ended December 31, 2024, holders of Series B Preferred Stock Warrants exercised their warrants into 29,322 shares of Series B Preferred Stock at an exercise price of $35.72 per share. For each exercised Series B Preferred Stock Warrant, the holder received one share of Series B Preferred Stock and one New Common Stock Warrant. Each New Common Stock Warrant entitles the holder to purchase 2 shares of common stock at an initial exercise price of $22.23 per share. Due to certain price protections included with the New Common Stock Warrants, the warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Total proceeds from the exercise of the 29,322 Series B Preferred Stock Warrants amounted to $1,047,000, and the remaining fair value of the Series B Preferred Stock Warrant Liability immediately prior to the exercise of $587,000 resulted in a total of $1,634,000 recorded for the new 29,322 shares of Series B Preferred Stock, of which $1,188,000 was allocated to the New Common Stock Warrants liability based on their fair value and $446,000 was allocated to the Series B Preferred Stock using the residual method of allocation. In connection with this new issuance, the Company recorded additional discounts to the Series B Preferred Stock for the New Common Stock Warrants of $1,188,000 and issuance costs of $61,000. The Company also accretes to Series B Preferred Stock, against additional paid-in-capital as a deemed dividend, for the difference between the total proceeds of $35.72 per share of Series B Preferred Stock and the full redemption price of $100 per share. The Company uses the effective interest method to calculate the accretion amount for each period.

Issuance costs of $44,000 were expensed on the date of issuance of the New Common Stock Warrants, as such warrants were recorded at fair value.

Conversion of Series B Preferred Stock

Through various dates during the year ended December 31, 2024, the holders of 5,000 shares of Series B Preferred Stock converted their shares into 8,038 shares of common stock. Unamortized discounts to the Series B Preferred Stock of $269,000 were immediately recorded as a deemed dividend as of conversion date.

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

Other Deemed Dividends

Amortization and accretion of discounts for all Series B Preferred Stock during the year ended December 31, 2024 amounted to $192,000, which were also recorded as a deemed dividend to the holders of Series B Preferred Stock.

The total of deemed dividends (as discussed in this section, the Conversion of Series B Preferred Stock and February 2024 Series B Preferred Stock and Series B Preferred Stock Warrants Repurchase sections above) amounted to $5,842,000 for the year ended December 31, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s consolidated statement of operations.

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Common Stock

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

October 2023 Warrant Repurchase

On October 16, 2023, the Company and certain of its common stock warrants holders entered into an arrangement where the Company agreed to repurchase outstanding common stock purchase warrants exercisable for an aggregate of up to 30,978 shares of common stock, at exercise prices ranging from $193.50 to $286.50 per share for a total of $2,323,000. The repurchased warrants were previously classified as equity warrants and at the date of repurchase a charge was recorded to additional paid-in capital.

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

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

7.Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

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

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

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

Pursuant to the Side Letter Agreements, (a) the Holders agreed to (i) amend the “Fundamental Transaction” provisions in the Original Warrants, so that the “Black Scholes Value” clauses in such provisions will be removed in their entirety, effective immediately following receipt of stockholder approval of (a) the issuance of the New Warrant Shares (as defined below) and (b) the issuance of shares of common stock pursuant to the alternative cashless exercise provisions of the 1st April 2024 Warrants, the 2nd April 2024 Warrants, the 3rd April 2024 Warrants, the 1st May 2024 Warrants, and the 2nd May 2024 Warrants, (ii) remove the “Stockholder Meeting” provisions in the March 2024 Purchase Agreement, effective immediately, (iii) amend the “Stockholder Meeting” provisions in the remaining Original Purchase Agreements such that the Company is first obligated to call a stockholder meeting to approve the issuance of the shares of common stock issuable upon exercise of the Original Warrants no later than December 31, 2024, and thereafter, to re-call a stockholder meeting, if necessary, every six months until such stockholder approval is obtained, and (iv) remove the “Subsequent Equity Sales” and “Registration Statement” provisions in the March 2024 Purchase Agreement; and (b) as inducements to and in consideration for each Holder’s agreement to amend the Original Warrants and the Original Purchase Agreements in accordance with the applicable Side Letter Agreement, the Company agreed to issue to the Holders an aggregate of 887,356 shares of common stock (the “New Shares”) and common stock purchase warrants (each, a “New Warrant”, and collectively, the “New Warrants”) exercisable for up to an aggregate of 5,391,746 shares of common stock (the “New Warrant Shares”), such New Shares to be issued upon execution of the Side letter Agreements, and such New Warrants to be issued upon the receipt of stockholder approval referred to in (a)(i) above. The New Warrants will have a per share exercise price equal to $2.21, will contain 4.99/9.99% beneficial ownership limitations, will be exercisable at any time on or after the Stockholder Approval Date (as defined in the New Warrants) and will expire five years thereafter.

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

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

The fair value of the 887,356 shares of common stock was calculated to be approximately $2.1 million, based on the common stock price of the date of issuance of $2.40. The incremental fair value of the Exchange Warrants was calculated to be approximately $123,000 and was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of the exchange of $2.40; expected yield of 0.0%; expected volatility of 143%; risk-free interest rate of 3.4% and expected life of 5 years. The fair value of approximately $2,253,000, which is the combination of the issuance of 887,356 common shares and the Exchange Warrants were treated as equity instruments. The approximately $2,253,000 is considered a deemed dividend for the year ended December 31, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s consolidated statement of operations.

The fair value of approximately 8,125,000 of the New Warrant Shares was classified as equity and was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on date of the stockholders approval of December 20, 2024 of $1.70; expected yield of 0.0%; expected volatility of 143%; risk-free interest rate of 4.4% and expected life of 5 years. The fair value of the approximately 8,125,000 warrants was treated as a deemed dividend for the year ended December 31, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s consolidated statement of operations. The total deemed dividend for the year ended December 31, 2024 for warrant exchanges and modifications was $10,475,000 and is recorded on the consolidated statement of operations in Deemed dividend on issuance of common stock and warrants issued in connection with amendments to warrants to purchase common stock.

For the year ended December 31, 2024, the Company’s board of directors approved the issuance of individual grants of 100,000, 100,000 and 36,203 shares of common stock to various vendors for financial advisory services. The fair value of such common shares was calculated to be $240,000, 264,000 and 96,000, respectively, and was recorded to other assets and additional paid in capital. The fair value of such shares will be amortized over the service period of 12 months. The shares of common stock were issued in July 2024 and August 2024.

Warrants for Common Shares

A summary of the warrant activity and related information for the years ended December 31, 2024 and 2023 is provided as follows.

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

In connection with April 2023 Offering, the Company issued Common Stock Purchase Warrants to investors to purchase up to 9,907 shares of the Company’s common stock, at an exercise price of $211.50 per share. The grant date fair value of such warrant was $1,596,000, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $198.00; expected yield of 0%; expected volatility of 115.6%; risk-free interest rate of 3.46% and expected life of 5 years.

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

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

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

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

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

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

September 2024 Warrant Inducement

On September 10, 2024, the Company entered into warrant exercise inducement offer letters (the “September 2024 Inducement Letters”) with holders of the Exchange Warrants pursuant to which the Company agreed to issue new inducement warrants (the “September 2024 Inducement Warrants”) to purchase a number of shares of common stock equal to 65% of the number of shares of common stock received upon exercise of the Exchange Warrants during the period provided for in the September 2024 Inducement Letters, with such September 2024 Inducement Warrants to be issued on substantially the same terms as the Exchange Warrants. The holders exercised 2,228,628 Exchange Warrants for the year ended December 31, 2024, pursuant to the September 2024 Inducement Letters, and the Company received aggregate gross proceeds of approximately $4.9 million for the year ended December 31, 2024 from such exercises. In exchange for the exercises of the Exchange Warrants, the Company issued September 2024 Inducement Warrants exercisable for an aggregate of up to 1,448,609 shares of common stock at an exercise price of $2.21 per share for the year ended December 31, 2024. Each September 2024 Inducement Warrant is subject to shareholder approval and will expire on the fifth anniversary of such approval.

The grant date fair value of the 1,448,609 warrants issued was approximately $3,132,000, which were treated as equity instruments. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of between $1.71 and $2.60; expected yield of 0%; expected volatility of 142% to143%; risk-free interest rate of between 3.43% and 4.37% and expected life of 5 years.

Amendments to September Inducement Agreements

The September 2024 Inducement agreements were each amended as of September 30, 2024, for a second time as of October 31, 2024 and for a third time as of November 30, 2024, and for a fourth time as of December 20, 2024. In the inducement agreement the Company agreed to issue to the holder one or more common stock purchase warrants exercisable for up to a number of shares of common stock equal to 65% of the number of shares of common stock issued upon exercise of the September 2024 Warrants. On December 20, 2024, the Company entered into a fourth amendment agreement with each of the holders to extend the expiration date of the inducement period to January 31, 2025.

December Inducement Agreements

In connection with the March 2024 Offering, the Company issued and sold to the existing March 2024 warrant holders common stock purchase warrants (the “Existing Warrants”) exercisable for up to 1,675,803 shares of common stock (the “Existing March 2024 Warrant Shares”). On December 20, 2024, the Company entered into inducement agreements (each, an “December Inducement Agreement”) with the existing March 2024 warrant holders, in which the Company agreed, as consideration for exercising all or part of the Existing Warrants held by any such existing March 2024 warrant holder at a per share exercise price of $1.70 on or prior to December 31, 2024, to issue to the existing March 2024 warrant holder one or more common stock purchase warrants exercisable for up to a number of shares of common stock equal to 150% of the Existing March 2024 Warrant Shares issuable upon the exercise of the Existing Warrants pursuant to its December Inducement Agreement (such warrants, the “December Inducement Warrants” and such shares of common stock issuable upon exercise thereof, the “December Inducement Warrant Shares”). The December Inducement Warrants had a per share exercise price of $1.70. The holders exercised 1,675,803 Existing Warrants pursuant to the 2024 December Inducement Agreements, and the Company received aggregate gross proceeds of approximately $2.8 million from such exercises.

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

The incremental fair value of the Exchange Warrants was calculated to be approximately $97,000 and was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of the exchange of $1.70; expected yield of 0.0%; expected volatility of 143%; risk-free interest rate of 4.3% and expected life of 5 years. The warrants were treated as equity warrants. The approximately $97,000 is considered a deemed dividend for the year ended December 31, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s consolidated statement of operations.

In exchange for the exercises of the Existing Warrants, the Company issued December 2024 Inducement Warrants exercisable for an aggregate of up to 2,513,703 shares of common stock at an exercise price of $1.70 per share. Each December 2024 Inducement Warrant is subject to shareholder approval and will expire on the fifth anniversary of such approval.

The grant date fair value of the 2,513,703 warrants was approximately $4,532,000, which were treated as equity instruments. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of between $1.81 and $2.28; expected yield of 0%; expected volatility of 142%; risk-free interest rate of 4.4% and expected life of 5 years.

The December Inducement Warrants will expire on the fifth anniversary of December 20, 2024, the stockholder approval date.

Pursuant to the Purchase Agreement, the Existing Warrant Holders were granted the right to participate in certain offerings of the Company for a specified period of time (the “Original Participation Right”). Under the December Inducement Agreements, upon full exercise of the Existing Warrants, the Original Participation Right will terminate and the Existing Warrant Holders will receive a new participation right where they may participate in, until March 27, 2027, any offering by the Company up to an amount equal to such Existing Warrant Holder’s pro rata portion (measured by number of shares of common stock issuable upon exercise of all existing common stock purchase warrants of the Company as of the date of the December Inducement Agreements) of 40% of such offering on the same terms, conditions and price provided to other purchasers in the applicable offering.

During the year ended December 31, 2024, 4,343,042 warrants to purchase common stock were exercised for cash, resulting in net proceeds of approximately $8.0 million. In addition, during the year ended December 31, 2024, 1,712,049 warrants were exercised using an alternative cashless exercise provision, resulting in the issuance 1,113,943 shares of common stock. During the year ended December 31, 2023, 13,440 warrants to purchase common stock were exercised for cash, resulting in net proceeds of approximately $2.5 million. During the year ended December 31, 2023, 7,454 warrants were exercised using an alternative cashless exercise provision, resulting in the issuance of 5,591 shares of common stock.

February 2024 Warrants Black Scholes Value Payout

On December 31, 2024 on the closing of the DV Asset Acquisition, a provision requiring a Black Scholes Value payout was triggered in the remaining outstanding February 2024 Warrants. This provision was triggered because the DV Asset Acquisition met the criteria for a fundamental change as described in the warrant agreement. The Black Scholes Value payout was valued at $1.96 per share and there was an aggregate number of warrants outstanding of 328,483. In order to receive the payout, holders must elect within 30 days of the fundamental change otherwise the warrants convert to warrants in the Company. The warrants were equity classified prior to the close of the DV Asset Acquisition and were reclassified to liability treatment as a result of the payout provision trigger. The aggregate fair value at December 31, 2024 was $645,000 and there was no gain or loss recorded for the year ended December 31, 2024 for fair value as they were reclassified on the last day of the period.

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2024 is as follows:

Warrants exercisable as of December 31, 2024 exclude warrants to purchase 1 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones, warrants to purchase 2,513,703 shares of common stock issued to investors that participated in the December Inducement Agreement that requires shareholder approval prior to the warrants being exercisable and warrants to purchase 328,483 shares of common stock issued to investors that participated in the February 2024 Public Offering that requires shareholder approval prior to the warrants being exercisable, for which all have been recorded as a liability due to the triggering with the Datavault Transaction of the Black Scholes Value payout provision.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2024 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2024	Life (years)	December 31, 2024

$1.83 - $2.21	12,589,095	3.9	9,746,909
$3.18 - $3.48	618,617	7.0	618,617
$5.06 - $6.00	320,559	7.3	320,559
$1,574.00 -$30,000.00	5,860	3.1	5,860
$38,250.00 - $262,500.00	203	0.6	202
$3.87*	13,534,334	4.1	10,692,147

*Weighted Average

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2023 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2023	Life (years)	December 31, 2023

$22.50	188,025	4.9	467
$1,573.50	5,833	4.1	5,833
$14,955.00	13	3.6	13
$22,800	3	3	3
$30,000.00- $654,000.00	239	1.6	239
$135.00 *	194,113	4.9	6,555

*Weighted Average

Warrants exercisable as of December 31, 2023 exclude warrants to purchase 1 share of common stock issued to a marketing firm, which vest upon the achievement of certain milestones and warrants to purchase 187,557 shares of common stock issued to investors that participated in the Inducement Agreement that requires shareholder approval prior to the warrants being exercisable. Additionally, warrants to purchase 1 share of common stock which are shown above with a price of $237,000.00 are pre-funded warrants under which the holder shall pay $3,000.00 per share to complete the exercise.

8.	Stock-Based Compensation

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. At a Special Meeting of Stockholders on January 24, 2023, the Company’s stockholders approved certain amendments to the LTIP to: (i) increase the annual share limit of common stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP), and (ii) permit immediately quarterly calculations based on the number of shares of common stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year. At a Special Meeting of Stockholders on March 15, 2024, the Company’s stockholders further approved an amendment to the LTIP to increase the annual share limit of common stock that may be issued only for the 2024 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP). As of December 31, 2024, up to 6,777,743 shares of common stock are available for grants to participants under the LTIP.

A summary of activity related to restricted stock awards for the years ended December 31, 2024 and 2023 is presented below:

		Weighted-Average Grant
Stock Awards	Shares	Date Fair Value
Non-vested as of January 1, 2023	94	$28,417.50
Granted	6,427	$144.00
Vested	(1,051)	$1,435.50
Forfeited	(88)	$729.00
Non-vested as of December 31, 2023	5,382	$374.00
Granted	1,163,678	$2.25
Vested	(495,775)	$4.13
Forfeited	(3,941)	$22.00
Non-vested as of December 31, 2024	669,344	$3.08

As of December 31, 2024, the unamortized compensation costs related to the unvested restricted stock awards was approximately $1,835,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years.

Awards outstanding held by certain executives and all board of director members accelerated vesting as of the day of the DV Asset Acquisition which closed on December 31, 2024, due to the change of control provision in the grant agreements. This resulted in the recognition of all of the remaining expense for these awards which was a total of $915,000 in the year ended December 31, 2024.

For the year ended December 31, 2024, 137,752 shares of common stock were issued upon vesting of outstanding restricted stock, pursuant to the LTIP with an intrinsic value of approximately $229,669. For the year ended December 31, 2023, 1,051 shares of common stock were issued upon vesting of outstanding restricted stock, pursuant to the LTIP with an intrinsic value of $25,000.

8.	Stock-Based Compensation, continued

2020 Stock Incentive Plan

A summary of activity related to restricted stock units under the Company’s 2020 Stock Plan for the years ended December 31, 2024 and 2023 is presented below:

		Weighted-Average Grant
Stock Units	Shares	Date Fair Value
Non-vested as of January 1, 2023	14	$35,749.50
Granted	—	$—
Vested	(13)	$34,716.00
Forfeited	—	$37,366.50
Non-vested as of December 31, 2023	1	$56,430.00
Granted	—	$—
Vested	(1)	$56,430.00
Forfeited	—	$—
Non-vested as of December 31, 2024	0	$—

As of December 31, 2024, the unamortized compensation costs related to the unvested restricted stock units under the Company’s 2020 Stock Plan was approximately $0.

For the year ended December 31, 2024, 1 share of restricted stock units was released under the 2020 Stock Plan with an intrinsic value of less than $1,000.

For the year ended December 31, 2023, 13 shares of restricted stock units were released under the 2020 Stock Plan with an intrinsic value of less than $1,000

Inducement Grant

On September 13, 2021, the Company issued 21 shares of restricted common stock to Eric Almgren, the Company’s Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). As of December 31, 2024, all compensation cost related to the September 2021 Inducement Grant was expensed. The Company recorded stock-based compensation of $185,000 related to this grant for year ended December 31, 2024.

On September 30, 2024, the Company issued 70,000 shares of restricted common stock at a fair value per share of $1.77, to Stanley Mbugua, the Company’s Vice President of Finance, as an inducement grant (“September 2024 Inducement Grant”). Due to the Company closing the acquisition of Data Vault on December 31, 2024, the September 2024 Inducement Grant vesting was fully accelerated due to the change in control the occurred. The Company recognized $124,000 expense as a result. As of December 31, 2024, there is no unamortized compensation cost related to the September 2024 Inducement Grant.

8.	Stock-Based Compensation, continued

2022 Plan

A summary of activity related to restricted stock units under the Company’s 2022 Plan for the year ended December 31, 2024 and 2023 is presented below:

		Weighted-Average Grant
Stock Units	Shares	Date Fair Value
Non-vested as of January 1, 2023	25	$7,800.00
Granted	—	$—
Vested	(6)	$7,800.00
Forfeited	(2)	$7,800.00
Non-vested as of December 31, 2023	17	$7,800.00
Granted	—	$—
Vested	(3)	$7,800.00
Forfeited	—	$—
Non-vested as of December 31, 2024	14	$7,800.00

As of December 31, 2024, the unamortized compensation cost related to the unvested restricted stock units was approximately $70,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.

For the year ended December 31, 2024, 3 shares of restricted stock units were released under the 2022 Plan with an intrinsic value of less than $1,000. For the year ended December 31, 2023, 6 shares of restricted stock units were released under the 2022 Plan with an intrinsic value of less than $1,000.

9.	Income Taxes

The domestic and foreign components of loss before provision for income taxes for the years ended December 31, 2024 and 2023 were as follows:

(in thousands)	2024	2023
Domestic	$(51,253)	$(18,562)
Foreign	(156)	(155)
Total	$(51,409)	$(18,717)

The following represent components of the income tax expense for the years ended December 31, 2024 and 2023:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2024	2023
Current:
Federal	$—	$—
State		4
Foreign	—	—
Total current provision for income taxes	$—	$4
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred provision for income taxes	—	—
Total	$—	$4

9.	Income Taxes, continued

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2024 and 2023 are presented below:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$26,281	$20,268
Accruals and reserves	152	840
Amortization of intangible assets	4,127	3,457
Stock based compensation	726	821
Lease liability	170	167
Other	8	3
Gross deferred tax assets	31,464	25,556
Valuation allowance	(31,291)	(25,335)
Total deferred tax assets	173	221
Deferred tax liabilities:
Prepaid expenses	(35)	(59)
Right-of-use assets	(138)	(162)
Other		—
Total deferred tax liabilities	(173)	(221)
Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is “more-likely-than-not” that the deferred tax assets will be realized; accordingly, a full valuation allowance was maintained, and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $5,956,000 and $4,573,000 during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had federal net operating loss carryforwards of $97,179,000. The federal net operating loss carryforwards will carryforward indefinitely but is subject to the 80% taxable income limitation.

As of December 31, 2024, the Company had state net operating loss carryforwards of $94,206,000 which will begin to expire in 2039.

As of December 31, 2024, the Company had foreign net operating loss carryforwards of $290,000. The foreign net operating loss carryforwards will begin to expire in 2039.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

9.	Income Taxes, continued

Provision for income taxes for the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the statutory federal income tax rate of 21% to the loss before provision for income taxes as a result of the following:

	Year Ended December 31,
	2024	2023
Effective tax rate reconciliation:
Income tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	—	—
Other permanent differences	0.9	1.3
Change in fair value of warrants	(12.2)	—
Change in valuation allowance	(9.7)	(22.3)
Provision for income taxes	—%	—%

Tax positions are evaluated in a two-step process. The Company first determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not” recognition threshold it is then measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2024 and 2023 is zero.

The Company has not incurred any material tax interest or penalties as of December 31, 2024. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2018 through 2024 remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2024 and 2023, the Company has not accrued any penalties or interest related to uncertain tax positions.

10.	Commitments and Contingencies

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

10.	Commitments and Contingencies, continued

The following table reflects our lease assets and our lease liabilities at December 31, 2024 and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Assets:
Operating lease right-of-use assets	$536	$616

Liabilities:
Operating lease liabilities, current	$106	$—
Operating lease liabilities, non-current	$553	$636

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the consolidated balance sheets.

Lease Costs:

The components of lease costs were as follows (in thousands):

	December 31,
	2024	2023
Operating lease cost	$192	$162
Short term lease cost	30	48
Total lease cost	$222	$210

As of December 31, 2024, the maturity of operating lease liabilities was as follows:

(in thousands)
Payments due in:
Year ending December 31, 2025	$183
Year ending December 31, 2026	189
Year ending December 31, 2027	194
Year ending December 31, 2028	200
Year ending December 31, 2029	103
Thereafter	0
Total minimum lease payments	869
Less: Amounts representing interest	(210)
Present value of capital lease obligations	$659

Lease Term and Discount Rate:

December 31, 2024
Weighted-average remaining lease term (in years)	4.50
Weighted-average discount rate	13.0%

The discount rate was calculated by using the Company’s estimated incremental borrowing rate.

10.	Commitments and Contingencies, continued

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating cash outflows from operating leases	$62	$149

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

11.	Related Parties

Nathaniel Bradley and EOS Holdings

Nathaniel Bradley, the Chief Executive Officer (“CEO”) of the Company, is a control person of EOS Holdings which became a related party of the Company at the close of the DV Asset Acquisition on December 31, 2024. In addition, Sonia Choi, the Company’s Chief Marketing Officer is the spouse of the Company’s CEO and holds the position of Chief Marketing Officer of EOS Holdings, a related party of the Company. EOS Holdings received 3,999,911 shares of common stock of the Company at the close of the transaction. As described in Note 5 Borrowings, the Company owes $10 million DV Convertible Note to EOS Holdings, and EOS Holdings owes $431,000 in notes receivable to the Company, as of December 31, 2024.  The Company has recorded $7,000 in interest income on the notes receivable for the year ended December 31, 2024.

In addition to the DV Convertible Note and the Data Vault Note Balance, on January 16, 2025, the Company entered into a Transition Services Agreement (“Transition Services Agreement”) to receive from EOS Holdings, employees to provide transition services in connection with the Acquired Assets for a period of up to three months. For the period from January 16, 2025 through March 27, 2025, the Company has paid $428,000 to EOS Holdings.

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

For the years ended December 31, 2024 and 2023, Hansong Technology purchased modules from the Company of approximately $58,000 and $88,000, respectively, and made payments to the Company of approximately $38,000 and $254,000 respectively. At December 31, 2024 and 2023, Hansong Technology sold speaker products to the Company of approximately $28,000 and $128,000, respectively, and the Company made payments to Hansong Technology of approximately $235,000 and $1,223,000, respectively. At December 31, 2024 and 2023, the Company owed Hansong Technology approximately $43,000 and $250,000, respectively. At December 31, 2024 and 2023, Hansong Technology owed the Company approximately $24,000 and $4,000, respectively.

11.	Related Parties, continued

As of December 31, 2024 and December 31, 2023, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Common Stock.

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

On September 8, 2023, the Company entered into a Loan and Security Agreement with Meriwether Hero Fund. Pursuant to the Loan and Security Agreement, Meriwether Hero Fund provided the Company with a term loan in the principal amount of $650,000 that was scheduled to mature on November 7, 2023, subject to further extension. The Company repaid the loan in full on December 7, 2023. See Note 5 Short-Term Loan for additional information.

As of December 31, 2024 and December 31, 2023, Mr. Howitt owned less than 1.0% of the outstanding shares of the Company’s common stock.

12.	Segment Information

The Company has adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures and has revised prior year disclosures to conform with the current year presentation. The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

Operating segments have been identified based on the financial information utilized by the Company’s Chief Executive Officer, the chief operating decision maker (“CODM”). The CODM uses net income as a measure of profitability to assess segment performance and deciding on how to allocate resources such as capital investments, share repurchases, and acquisitions. The CODM does not use or receive total assets by segment to make decisions regarding resources; therefore, the total asset disclosure by segment has not been included.

The following table reflects results of operations of the Company’s reportable segment (in thousands):

	For the year ended
	December 31,
	2024	2023
Net revenue	$2,674	$2,083
Cost of net revenue	2,298	5,540
Salaries, benefits, and stock based compensation expense	11,176	10,468
Other segment expenses	10,267	7,434
Depreciation and amortization expense	70	98
Interest expense, net	1,272	932
Other, net	29,000	(3,672)
Income tax expense	—	4
Net Loss	$(51,409)	$(18,721)

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the years ended December 31, 2024 and 2023 was as follows:

	For the year ended
	December 31,
(in thousands)	2024	2023
North America	$523	$1,045
Asia Pacific	1,468	971
Europe	683	60
Other	—	7
Total	$2,674	$2,083

Substantially all of our long-lived assets are located in the United States.

13.Subsequent Events

CSI Purchase Agreement Deposit

Pursuant to the CSI Purchase Agreement, on January 2, 2025, the Company paid a break-up fee to CSI of $1,000,000 by depositing the payment with the designated escrow agent. The payment is being made in contemplation of the CSI Asset Acquisition.

Nathaniel Bradley Inducement

The Company granted Mr. Bradley, effective January 2, 2025, an inducement award agreement (the “Inducement Award Agreement”), pursuant to which Mr. Bradley was granted 1,200,000 units of restricted stock of the Company (the “Units”) as an inducement material to Mr. Bradley’s entering into employment with the Company. The Units were approved by the Board and granted outside of the Company’s 2020 Stock Incentive Plan and 2018 Long-Term Stock Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The Inducement Award Agreement contemplates half of the Units vesting in equal 3-month installments over a 36-month period beginning March 20, 2025, and the other half of the Units vesting upon the Company’s aggregate revenue equaling or exceeding $40 million over any trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date.

Registered Direct Transaction

On February 14, 2025 the Company closed an offering (the “February 2025 Offering”) pursuant to the securities purchase agreement (the “February 2025 Purchase Agreement”) with the investors (the “February 2025 Investors”). In the February 2025 Offering, the Company issued and sold to the February 2025 Investors in a registered direct offering, (a) an aggregate of 4,757,126 shares of common stock, par value $0.0001 per share of the Company, and (b) common stock purchase warrants (the “February 2025 Warrants”, and together with the Shares, the “February 2025 Securities”) exercisable for an aggregate of up to 4,757,126 shares of common stock, at an exercise price of $1.14 per share (the “February 2025 Warrant Shares”) at a combined offering price of $1.14 per share and accompanying February 2025 Warrant, for aggregate gross proceeds of approximately $5.4 million. As a result of the February 2025 Offering, the Company paid $407,000 of the proceeds to pay down the DV Convertible Note.

The February 2025 Warrants are immediately exercisable upon issuance and will expire on the fifth anniversary of the issuance date of the warrants. The February 2025 Warrants may be exercised, in certain circumstances, on a cashless basis pursuant to the formula contained in the February 2025 Warrants.

The Securities issued in the registered direct offering and the February 2025 Warrant Shares issuable upon exercise of the February 2025 Warrants are being offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-267211) (the “Shelf Registration Statement”), initially filed by the Company with the SEC on September 1, 2022 and declared effective on September 13, 2022.

Obligations Under the Purchase Agreement

Under the February 2025 Purchase Agreement, the Company agreed, subject to certain exceptions, (i) not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of its shares of common stock or securities convertible into common stock until 30 days after the closing date of the February 2025 Offering, and (ii) not issue certain securities if the issuance would constitute a variable rate transaction for a period of 4 months from the closing date of the February 2025 Offering, in each case unless the Company is required to complete a financing prior to the applicable date in order to satisfy Nasdaq’s continued listing requirements.

Placement Agency Agreement

In connection with the February 2025 Offering, on February 13, 2025, the Company entered into a placement agency agreement (the “February 2025 Placement Agency Agreement”) with Maxim Group LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a “reasonable best efforts” basis in connection with the February 2025 Offering. Pursuant to the February 2025 Placement Agency Agreement, the Company agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the gross proceeds raised in the February 2025 Offering and reimburse the Placement Agent an amount up to $75,000 for expenses in connection with the February 2025 Offering. The Company also issued the Placement Agent a private warrant (the “Placement Agent Warrant”) to purchase up to 5.0% of the aggregate number of Securities sold in the February 2025 Offering, or warrants to purchase up to 475,713 shares of common stock (such shares, the “Placement Agent Warrant Shares”), at an exercise price equal to 125.0% of the offering price per share of common stock and accompanying

Warrant, or $1.425 per share. The Placement Agent Warrants will be exercisable 6 months after the commencement of sales in the February 2025 Offering and will expire on the five year anniversary of the initial exercise date.

13.Subsequent Events, continued

February 26, 2025 RSA Grant to Employees, Directors and Officers

On February 26, 2025, the Company granted 6,145,000 RSA awards from the 2018 Plan to employees, directors and officers of the Company with a grant date fair value of $1.04 per share. The award includes 2,155,000 performance-based grants to certain executives which will vest upon the achievement of revenue milestones with the remaining awards containing service-based vesting requirements and are earned in equal increments over the subsequent twelve quarters.

Share Exchange Agreement

On March 16, 2025, the Company, entered into a share exchange agreement (the “Share Exchange”) with NYIAX, Inc., a Delaware corporation (“NYIAX”), pursuant to which NYIAX shall exchange 900,000 shares of NYIAX’s common stock, par value $0.0001 per share, for aggregate consideration of up to 5,000,000 shares of common stock of the Company, par value $0.0001 per share.

The Share Exchange, as full consideration for the sale, assignment, transfer and delivery of the shares by NYIAX to the Company, the Company issued to NYIAX (i) 3,000,000 newly issued, fully paid and nonassessable shares of the Company’s common stock (the “Closing Shares”), and (ii) 2,000,000 newly issued, fully paid and nonassessable shares of the Company’s common stock (the “Additional Shares”). The Closing Shares are issued in four equal quarterly tranches starting from the closing.

The Additional Shares shall be issued only upon completion of a complete advertising cycle for a third party clientele, and upon the parties’ mutual written agreement that the Adio Platform has been integrated into the NYIAX Platform upon completion of the advertising cycle. The Additional Shares shall be issued within thirty (30) days from the completion of the integration.

The Share Exchange includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including, without limitation, certain agreements.

Intellectual Property Cross-License Agreement

In connection with the Share Exchange, on March 16, 2025, the Company, entered into a white label, co-marketing and intellectual property cross-license agreement (the “License Agreement”) with NYIAX, pursuant to which the Company received a non-exclusive license under certain of NYIAX’s jointly owned patent rights and know-how, and a non-exclusive license to white label NYIAX’s proprietary software-as-a-service advertising brokerage platform, all within the field of data, information and asset monetization and exchange. In exchange, the Company granted to NYIAX a non-exclusive license under certain of the Company’s wholly owned patent rights, know-how and trademarks, including with respect to the Company’s Adio Platform, in the field of advertising buying, selling and brokerage.

Pursuant to the License Agreement, as consideration for the services provided by NYIAX pursuant to the License Agreement and the rights to access and use the NYIAX Platform granted to the Company, and upon the terms and subject to all of the conditions contained in the License Agreement, the Company shall issue to NYIAX 2,530,000 newly issued, fully paid and nonassessable shares (such shares, the “Consideration Shares”) of the Company’s common stock.

Pursuant to the License Agreement, in consideration of the rights granted to NYIAX under the License Agreement, NYIAX shall pay to the Company a license fee in the form of a convertible promissory note in the aggregate amount $2,500,000 (the “NYIAX Convertible Note”). The NYIAX Convertible Note is due on the first anniversary of the closing. NYIAX agreed to pay interest to the Company on the aggregate unconverted and then outstanding principal amount of the NYIAX Convertible Note at the rate of four percent (4%) per annum, accruing from the closing. The NYIAX Convertible Note may be prepaid in full at NYIAX’s election.

13.Subsequent Events, continued

The NYIAX Convertible Note will automatically convert at the earlier of (i) the maturity date, and (ii) the first underwritten public offering of NYIAX pursuant to an effective registration statement under the Securities Act, covering the offer and sale by NYIAX of its equity securities, as a result of or following which NYIAX shall be a reporting issuer under the Securities Exchange Act of 1934, as amended, and NYIAX common stock is listed on the Trading Market (as defined in the Convertible Note), at a conversion price of $2.00 per share.

The License Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including, without limitation, certain agreements.

Software Development Agreement

In connection with the Share Exchange, on March 16, 2025, the Company, entered into a software development agreement (the “Software Development Agreement”) with NYIAX, pursuant to which NYIAX has engaged the Company to develop certain software and provide certain additional professional services as the parties will agree under one or more statements of work.

The Software Development Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including, without limitation, certain agreements.

Second Amendment to the CSI Asset Purchase Agreement

As previously disclosed, on December 19, 2024, the Company entered into an asset purchase agreement, as amended by that certain amendment to the asset purchase agreement, dated as of December 30, 2024 (the “CSI Asset Purchase Agreement”), with CSI, pursuant to which the Company has agreed to purchase, assume and accept from CSI all of the rights, title and interests in, to and under the assets and interests used in the acquired business and products and services solely to the extent they utilize the transferred assets, including CSI’s customer contracts, trademarks, and other intellectual property.

On February 25, 2025, the Company and CSI entered into a second amendment to the CSI Asset Purchase Agreement (the “Second Amendment”). Pursuant to the second amendment, the closing cash consideration was reduced to $5,000,000 and as consideration, the parties agreed to a payment at Closing of $5,000,000 payable in the form of the convertible note (the “CSI Initial Convertible Note”). The Company will issue the CSI Initial Convertible Note in an aggregate principal amount of $5,000,000, due on the second anniversary of the closing. The Company agreed to pay interest to CSI on the aggregate unconverted and then outstanding principal amount of the CSI Initial Convertible Note at the rate of ten percent (10%) per annum. If the CSI Initial Convertible Note has not been satisfied in full within three (3) months after the closing date, then at CSI’s option, it shall be convertible to common stock of the Company, par value $0.0001 per share, in increments of $500,000, at a price of $1.14 per share. The Company shall also repay the principal amount and all accrued interest under the CSI Initial Convertible Note in full, without a penalty, within three (3) business days after the Company raises an additional amount of capital totaling at least $15,000,000, after the Company shall have closed an initial offering or financings resulting in aggregate gross proceeds to the Company of at least $15,000,000, from one or more investors and/or financial institutions, by no later than March 31, 2025.

The parties agreed that the Company will inform the stockholders of the Company of the receipt of the Stockholder Consent (as defined in the Asset Purchase Agreement) by preparing and filing with the U.S. Securities and Exchange Commission (“SEC”), within two (2) business days after the Company files its Annual Report on Form 10-K, an information statement with respect thereto. The parties further agreed that, at closing, the Company will deliver to CSI $500,000 as reimbursement of certain audit, review, reporting, legal, and other closing costs and expenses CSI has incurred and will incur associated with the closing.

Pursuant to the Second Amendment, the parties will instruct the escrow agent to release the Breakup Fee of $1,000,000 from the escrow account and pay it to CSI within three (3) business days from the execution of the Second Amendment.

Issuance of Senior 10% Original Issue Discount Convertible Promissory Notes

The Company has entered into a securities purchase agreement (the “March 2025 Purchase Agreement”), dated March 31, 2025, with a certain investor (the “March 2025 Investors”), relating to the issuance of senior secured convertible notes in the aggregate principal amount of $16,666,665 (collectively, the “March 2025 Notes”). On the initial closing date, the Company will issue a note in the principal amount of $5,555,555 (the “March 2025 Initial Note”) with the initial warrants for an aggregate subscription amount of $5,000,000. On or after the date that is 20 calendar days after the mailing by the Company of a Definitive Information Statement on Schedule 14(c) with respect to approval, by written consent of the stockholders of the Company, of the issuance of the shares of common stock issuable upon conversion of the March 2025 Notes, the Company will issue the March 2025 Investor an additional March 2025 Note in the principal amount of $11,111,110 and the additional warrants with an aggregate subscription amount of $10,000,000. In a concurrent private placement, the purchasers agreed to purchase from the Company common stock purchase warrants (“March 2025 Warrants”) to purchase up to 19,346,101 shares of common stock of the Company, par value $0.0001 per share, of which Warrants to purchase up to 6,448,700 shares of common stock will be issued in connection with the issuance of the March 2025 Initial Note (the “March 2025 Initial Warrants”) and Warrants to purchase up to 12,897,401 shares of common stock will be issued in connection with the issuance of the March 2025 Additional Notes (the “March 2025 Additional Warrants”).

In connection with the March 2025 Purchase Agreement, the Company entered into a Placement Agency Agreement with Maxim and agreedto pay 8% of the proceeds received from the sale of the March 2025 Notes and warrants as fees. The total fees to Maxim are estimated to be $1,200,000.

Warrants

The March 2025 Warrants will have an initial exercise price of $0.8615 per share. The March 2025 Initial Warrants will be exercisable upon effectiveness of Stockholder Approval and expire five (5) years from the date of such effectiveness. The March 2025 Additional Warrants will be issued in the Additional Closing, exercisable immediately upon issuance and expire five (5) years from the date of issuance. The exercise price of the March 2025 Warrants is subject to (a) downward adjustment in the event the Company issues shares of common stock or common stock equivalents having an effective price lower than the then current exercise price of the March 2025 Warrants, subject to certain exceptions and (b) standard, proportional adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.

The March 2025 Warrants contain 4.99/9.99% beneficial ownership limitations.

The March 2025 Notes carry a 10% original issue discount, and have a term of 18 months from the original issuance date. No interest accrues during the term of the March 2025 Notes, unless an event of default occurs, in which case interest will accrue at a rate of 12% per annum or, if less, the highest amount permitted by law. The Company’s obligations under these March 2025 Notes rank senior to all other existing indebtedness and equity of the Company.

Holders of the March 2025 Initial Notes can convert the March 2025 Initial Notes into shares of common stock any time after the date of effectiveness of stockholder approval and holders of the March 2025 Additional Notes can convert the March 2025 Additional Notes into shares of common stock any time after issuance. Holders of any March 2025 Notes can convert such March 2025 Notes into shares of common stock by providing a conversion notice. The March 2025 Notes are convertible at any time beginning on the date of Stockholder Approval at the option of the holders thereof, in whole or in part, into such number of shares of common stock  at an initial conversion price equal to $1.00 per share (the “Conversion Price”). Alternatively, the March 2025 Notes are convertible at a price (the “Alternate Conversion Price”) equal to the greater of (x) the Floor Price (as defined below) and (y) 90% of the lowest volume weighted adjusted price of the shares of Common Stock (the “VWAP”) in the ten (10) trading days prior to the applicable conversion date (“Alternate Conversions”). The conversion price cannot fall below the floor price, which is set at $0.1794 per share of Common Stock. If the conversion price is lower than the floor price at the time a conversion notice is received, shares of common stock will be issued based on the floor price, and we will compensate the holder for any economic difference by adding such value back to the principal of the March 2025 Note. The economic difference is determined as the product of (i) the VWAP on the day the holder delivers the applicable conversion notice numbers of and (ii) the difference obtained by subtracting (a) the number of shares of common stock or to be delivered to the holder pursuant to the exercise notice and (b) the quotient obtained by dividing (x) the applicable conversion amount, by (y) the applicable alternative conversion price.

Under the Notes, the Company is required to use up to 30% of the proceeds from future financings to redeem the Notes in an amount equal to the aggregate principal amount of the Notes being redeemed from such proceeds multiplied by 105%.

The holder of each March 2025 Note does not have the right to convert any portion of the March 2025 Note if, upon conversion, the holder and any other attribution parties would collectively beneficially own more than 4.99% (the “Maximum Percentage”) of our outstanding shares of common stock immediately after giving effect to such conversion. The holder may increase or decrease the Maximum Percentage to any amount not exceeding 9.99% by providing us with written notice. However, (i) any increase in the Maximum Percentage will not take effect until the 61st day after such notice is delivered to the Company, and (ii) any adjustment to the Maximum Percentage will apply only to the holder and the other attribution parties.

In connection with the March 2025 Purchase Agreement, the Company entered into the Subsidiary Guarantee in which the Company jointly, and severally, unconditionally and irrevocably, guarantee all obligations under the March 2025 Notes.