Form 10-Q
period 2025-03-31
Datavault AI Inc.
filed 2025-05-14
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of May 14, 2025 is 66,024,190.

DATAVAULT AI INC. (formerly WiSA Technologies, Inc.) and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

DATAVAULT AI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$171	$3,330
Accounts receivable	280	349
Inventories	1,342	1,618
Prepaid expenses and other current assets	900	1,142
Total current assets	2,693	6,439
Property and equipment, net	98	58
Intangible assets	90,383	92,575
Deposit for business combination	2,000	1,000
Other assets	499	553
Total assets	$95,673	$100,625

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,807	$2,779
Accrued liabilities	1,364	1,334
Total current liabilities	4,171	4,113
Convertible note payable, net, related party	9,283	9,569
Warrant liabilities	10	664
Other liabilities	523	553
Total liabilities	13,987	14,899

Commitments and contingencies (Note 8)

Series B Convertible Redeemable Preferred Stock, par value $0.0001; 375,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—

Stockholders’ Deficit:
Common stock, par value $0.0001; 300,000,000 shares authorized; 66,024,190 and 52,034,060 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	6	5
Additional paid-in capital	389,694	384,172
Accumulated deficit	(308,014)	(298,451)
Total stockholders’ equity / (deficit)	81,686	85,726
Total liabilities, convertible preferred stock and stockholders’ equity/(deficit)	$95,673	$100,625
(1)	The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

DATAVAULT AI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2025 and 2024

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue, net	$629	$255
Cost of revenue	560	338
Gross profit (deficit)	69	(83)
Operating Expenses:
Research and development	2,361	1,715
Sales and marketing	1,495	929
General and administrative	5,644	1,431
Total operating expenses	9,500	4,075
Loss from operations	(9,431)	(4,158)

Interest expense, net	(120)	(1,265)
Change in fair value of warrant liabilities	17	8,129
Other expense, net	(29)	1
Income (loss) before provision for income taxes	(9,563)	2,707
Provision for income taxes	—	—
Net income (loss)	(9,563)	2,707
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	(5,842)
Net loss attributable to common stockholders	$(9,563)	$(3,135)
Net loss per common share - basic and diluted	$(0.18)	$(5.35)
Weighted average number of common shares used in computing net loss per common share	53,681,828	585,500

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2025 and 2024

(in thousands, except share and per share data)

(unaudited)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2024	—	$—	52,034,060	$5	$384,172	$(298,451)	$85,726
Stock-based compensation	—	—	5,986,893	—	648	—	648
Issuance of common stock in connection with the February Offering	—	—	4,757,126	1	4,859	—	4,860
Issuance of common stock in connection with alternative cashless warrant exercise	—	—	3,246,111	—	—	—	—
Conversion of liability warrants to equity warrants	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(9,563)	(9,563)
Balance as of March 31, 2025	—	$—	66,024,190	$6	$389,694	$(308,014)	$81,686

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	38,335	$247	222,380	$1	$241,884	$(247,042)	$(5,157)
Stock-based compensation	—	—	4	—	380	—	380
Cumulative effect of ASU 2020-06 adoption	—	116	—	—	(116)	—	(116)
Issuance of Series B preferred stock in connection with warrant exercise, net of discounts	29,322	386	—	—	—	—	—
Issuance of common stock in connection with conversion of Series B preferred stock	(5,000)	(325)	8,038	—	325	—	325
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	5,842	—	—	(5,842)	—	(5,842)
Repurchase of Series B preferred stock and Series B preferred stock warrants	(62,657)	(6,266)	—	—	824	—	824
Issuance of common stock, pre-funded units and warrants, net of offering costs	—	—	1,442,518	—	4,210	—	4,210
Issuance of common stock in connection with reverse split rounding-up for fractional shares	—	—	84,255	—	—	—	—
Net income	—	—	—	—	—	2,707	2,707
Balance as of March 31, 2024	—	—	1,757,195	$1	$241,665	$(244,335)	$(2,669)

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2025 and 2024

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(9,563)	$2,707
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	648	380
Depreciation and amortization	2,321	20
Amortization of debt discounts	120	1,260
Change in fair value of warrant liability	(17)	(8,129)
Changes in operating assets and liabilities:
Accounts receivable	69	4
Inventories	276	158
Prepaid expenses and other current assets	359	35
Other assets	54	34
Accounts payable	(291)	223
Accrued liabilities	30	(229)
Other liabilities	(30)	(3)
Net cash used in operating activities	(6,024)	(3,540)

Cash flows from investing activities:
Deposits for business combination	(1,000)	—
Purchases of property and equipment	(52)	(6)
Net cash used in investing activities	(1,052)	(6)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,945	—
Proceeds from issuance of short-term loan, net of issuance costs	—	600
Proceeds from issuance of common stock and prefunded warrants, net of issuance costs	—	11,517
Proceeds from exercise of warrants	—	714
Repurchase of common stock warrants	(622)	—
Repurchase of Series B preferred stock and warrants	—	(6,266)
Repayment of convertible note principal and accrued interest	(406)	—
Repayment of short-term loan	—	(667)
Net cash provided by financing activities	3,917	5,898

Net decrease in cash and cash equivalents	(3,159)	2,352
Cash and cash equivalents as of beginning of period	3,330	411
Cash and cash equivalents as of end of period	$171	$2,763

Supplemental disclosure of cash flow information:
Cash paid for interest	$62	$272

Noncash Investing and Financing Activities:
Capitalized acquistion costs	$117	$—
Issuance of warrant liability in connection with financing	$—	$8,701
Deemed dividend on conversion of Series B preferred stock and repurchase of Series B preferred stock	$—	$(5,842)
Unpaid financings issuance costs	$86	$714
Unpaid deferred offering costs	$117	$—
Reclass liability warrant to equity	$15	$—
Cashless exercise of warrants	$—	$587
warrant exercise in connection with loan settlement	$—	$(333)
Issuance of common stock in connection with Series B preferred stock	$—	$325

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

1.	Business and Summary of Significant Accounting Policies

Datavault AI Inc., formerly known as WiSA Technologies, Inc., and before then Summit Wireless Technologies, Inc. (together with its subsidiaries also referred to herein as “we”, “us”, “our”, “Datavault”, “Datavault AI” or the “Company”), was originally formed as a limited liability company in Delaware on July 23, 2010. The Company’s business is to deliver the best-in-class data management and monetization, as well as using wireless audio to transmit data and audio for consumer use. Datavault stands at the forefront of innovation, delivering cutting-edge Web 3.0 data management and high-performance computing (HPC) solutions to a global audience.

Nasdaq Compliance

Stockholders Equity Deficiency

On July 3, 2024, the Company received a letter from the Office of General Counsel of The Nasdaq Stock Market LLC (“Nasdaq”) confirming that the Company has regained compliance with the equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) as required by the Nasdaq Hearing Panel’s (the “Panel”) decision dated April 5, 2024 (the “April 2024 Decision”).

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

First Bid Price Deficiency

On April 29, 2024, the Company received a letter from Nasdaq notifying the Company that it has regained compliance with the Minimum Bid Price Requirement pursuant to Listing Rule 5550 (a)(2), as required by the April 2024 Decision. The Company will be subject to a mandatory panel monitor for a period of one year from the date of the letter pursuant to Nasdaq Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Minimum Bid Price Requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810 (c)(3). Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable. The one-year monitoring period has concluded.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Second Bid Price Deficiency

On May 6, 2025, the Company received a written notification (the “May 2025 Nasdaq Letter”) from the Staff that it was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under the Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of the Company’s Common Stock was below $1.00 per share for the previous thirty (30) consecutive business days. The May 2025 Nasdaq Letter has no immediate effect on the listing of the Common Stock, which will continue to trade uninterrupted on the Nasdaq Capital Market under the ticker “DVLT.”

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted 180 calendar days from the date of the May 2025 Nasdaq Letter, or until November 3, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. If at any time during the Compliance Period, the bid price of the Common Stock closes at or above $1.00 per share for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed.

In the event the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, the Company may be eligible for an additional 180-calendar day grace period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to Nasdaq of its intent to regain compliance with such requirement during such second compliance period.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Common Stock will be subject to delisting from the Nasdaq Capital Market.

Reverse Stock Splits

April 2024 Reverse Stock Split

On April 4, 2024, the Board approved a 1-for-150 reverse stock split (the “April 2024 Reverse Stock Split”) of our outstanding shares of common stock and authorized the filing of a certificate of amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect the April 2024 Reverse Stock Split. On April 12, 2024, the April 2024 Reverse Stock Split was effected and the condensed consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the April 2024 Reverse Stock Split. The common stock began trading on a split-adjusted basis at the start of trading on April 15, 2024. Unless otherwise indicated, the information presented in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (this “Report”) gives effect to the April 2024 Reverse Stock Split.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements reflect the accounts of Datavault AI Inc. and its wholly-owned subsidiaries, WISA Technologies Korea, LTD, a Korean limited company, which was established in September 2022, and WiSA, LLC, a Delaware limited liability company. All intercompany balances and transactions are eliminated.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses. As of March 31, 2025, the Company had three customers accounting for 34%, 33% and 12% of accounts receivable. As of December 31, 2024, the Company had three customers accounting for 68%, 12% and 11% of accounts receivable. The Company had three customers accounting for 29%, 25% and 18% of its net revenue for the three months ended March 31, 2025. The Company had three customers accounting for 35%, 29% and 21% of its net revenue for the three months ended March 31, 2024.

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

The Company relies on sole-source suppliers to manufacture some of the components used in its product. The Company’s manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, any of which could delay or impede their ability to meet demand. The Company is heavily dependent on a single contractor in China for assembly and testing of its products, a single contractor in Japan for the production of its transmit semiconductor chips and a single contractor in China for the production of its receive semiconductor chips.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The carrying value of the Company’s borrowings and capital lease liabilities approximates fair value based upon borrowing rates currently available to the Company for loans and capital leases with similar terms. The Company’s Warrant liabilities and convertible note payable are the only financial instrument that is adjusted to fair value on a recurring basis.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of March 31, 2025 and December 31, 2024, the Company had capitalized $117,000 and $0, respectively, of deferred offering costs in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

1.Business and Summary of Significant Accounting Policies, continued

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer and deposited with the relevant government authority, are excluded from revenue. Our revenue arrangements do not contain significant financing components.

Sales to certain distributors are made under arrangements which provide the distributors with price adjustments, price protection, stock rotation and other allowances under certain circumstances. The Company does not provide its customers with a contractual right of return. However, the Company accepts limited returns on a case-by-case basis. These returns, adjustments and other allowances are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduce revenue recognized. The Company believes that there will not be significant changes to our estimates of variable consideration.

If a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the Company transfers a good or service to the customer, those amounts are classified as contract liabilities which are included in other current liabilities when the payment is made or it is due, whichever is earlier.

During the three months ended March 31, 2025 and 2024, net revenue consisted of the following:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Components	$492	$159
Consumer Audio Products	137	96
Total	$629	$255

Contract Balances

The Company receives payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when the Company has a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. The Company has $83,000 and $109,000 of contract assets as of March 31, 2025 and December 31, 2024, respectively, which are recorded in Prepaids and other current assets on the condensed consolidated balance sheets. The Company expects to collect 100% of the contract assets as of March 31, 2025 in the next twelve months. During the three months ended March 31, 2025, the Company recognized $49,000 of revenue that was included in the contract liabilities balance as of December 31, 2024.

	March 31,	December 31,
(in thousands)	2025	2024
Contract Liabilities	$224	$174

Revenue by Geographic Area

In general, revenue disaggregated by geography (See Note 10) is aligned according to the nature and economic characteristics of our business and provides meaningful disaggregation of our results of operations. Since we operate in one segment, all financial segment and product line information can be found in the condensed consolidated financial statements.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

1.Business and Summary of Significant Accounting Policies, continued

Practical Expedients and Exemptions

As part of our adoption of Accounting Standards Codification Topic (“ASC”) 606, Revenue from Contracts with Customers, the Company elected to use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; and (iii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three months ended March 31, 2025 and 2024 were approximately $146,000 and $147,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2025 and 2024, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three months ended March 31, 2025 and 2024.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

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

For the three months ended March 31, 2025, warrants to purchase 15,204,647 shares of common stock, 12 shares underlying shares of restricted stock units, 1,200,000 shares underlying shares of restricted stock units issued under an inducement grant, 7,014,260 shares underlying restricted stock awards and 64,183 shares under two grants of restricted stock under inducement grants have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

For the three months ended March 31, 2024, warrants to purchase 1,985,138 shares of common stock, 5,362 shares of restricted stock, 17 shares of restricted stock issued under an inducement grant and 14 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of March 31, 2025 and December 31, 2024. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the condensed consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2025 and December 31, 2024, the Company recognized no interest and penalties.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities. Furthermore, the Update improves disclosures used to assess income tax information that affects cash flow forecasts and capital allocation decisions. The Update is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis but does not impact interim financial statements. The Company has adopted standard as of March 31, 2025 and does not expect the adoption to have a material impact on its condensed consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

ASU 2024-04 Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments: The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period for all entities that have adopted the amendments in Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The interim effective date was amended by Update 2025-01 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date” (“ASU 2025-01”), clarifying the interim reporting date when an entity must adopt ASU 2024-03. According to ASU 2025-01, ASU 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

2.	Going Concern

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of March 31, 2025, the Company had cash and cash equivalents of $0.2 million and reported net cash used in operations of $6.0 million during the three months ended March 31, 2025. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to attain profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

3.Asset Purchase

On December 31, 2024, the Company completed its asset purchase of information technology assets, certain patents and trademarks (collectively, the “Acquired Assets”) from EOS Technology Holdings Inc. (“EOS Holdings”). At the closing (the “DV Closing”), pursuant to that asset purchase agreement, by and between the Company and EOS Holdings, dated as of September 4, 2024, and as amended on November 14, 2024, and as further amended from time to time (the “Asset Purchase Agreement”), the Company purchased the Acquired Assets for an aggregate purchase price of approximately $92,000,000 consisting of (i) $10,000,000 paid in the form of a promissory note issued by the Company to EOS Holdings (the “DV Convertible Note”), and (ii) 40,000,000 shares (the “Closing Stock Consideration”) of validly issued, fully paid and nonassessable shares of restricted common stock of the Company, with an aggregate fair value of approximately $82,000,000 based on the closing stock price of the Company on December 31, 2024. EOS Holdings is considered a related party as of the DV Closing. See Note 11 Related Parties for further details.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

3.Asset Purchase, continued

Second Asset Purchase Agreement Amendment

In connection with but prior to the DV Closing, on December 31, 2024, the Company and EOS entered into a second amendment to the Asset Purchase Agreement (the “Second Asset Purchase Agreement Amendment”). Pursuant to the Second Asset Purchase Agreement Amendment, among other things, the parties agreed to enter into an earnout agreement (the “Earnout Agreement”) instead of a royalty agreement as set forth in the Asset Purchase Agreement, and the parties agreed that EOS Holdings will only appoint one director at the DV Closing to the board of directors of the Company (the “Board”), and EOS Holdings will have the right to appoint one other director within ninety (90) days after the DV Closing. The parties also agreed that EOS Holdings will transfer at least eighty-one percent (81%) of the Closing Stock Consideration to its stockholders, and neither EOS Holdings nor any of its stockholders will own in excess of 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of the Closing Stock Consideration. Pursuant to the Second Asset Purchase Agreement Amendment, EOS Holdings agreed to file a Certificate of Amendment with the Secretary of State of the State of Delaware to change its company name, and the Company agreed to file a registration statement providing for the resale by EOS Holdings of the 3,999,911 shares of common stock issued as part of the Closing Stock Consideration. Pursuant to the Second Asset Purchase Agreement Amendment, the Company caused such registration statement to become effective prior to April 15, 2025. The Company and EOS Holdings further agreed that the Company may only amend, supplement or otherwise modify the transaction documents with approval of the disinterested members of the Board. The parties also updated the schedules describing the transferred assets and transferred liabilities.

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

The Earnout Agreement was not assigned a fair value at the purchase date as it was not deemed likely that any payments will be made as of December 31, 2024. There is no change as of March 31, 2025.

The Company accounted for the Asset Purchase Agreement as an asset purchase in accordance with ASC 805, Business Combinations (the “Screen Test”). As such, the aggregate consideration of approximately $92,000,000 plus capitalized fees of $575,000 were recorded to the intangible assets acquired of patents and trademarks for $2,384,000 and $90,191,000, respectively, with useful weighted average remaining lives of ten years in each case. For the three months ended March 31, 2025, the amortization expense related to intangible assets was approximately $2,309,000.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

4.	Balance Sheet Components

Inventories (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$358	$392
Work in progress	139	137
Finished goods	845	1,089
Total inventories	$1,342	$1,618

Property and equipment, net (in thousands):

	March 31,	December 31,
	2025	2024
Machinery and equipment	$825	$773
Tooling	14	14
	839	787
Less: Accumulated depreciation and amortization	(741)	(729)
Property and equipment, net	$98	$58

Depreciation expense for the three months ended March 31, 2025 and 2024 was $12,000 and $20,000, respectively.

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

On September 23, 2024, the Company entered into a third Promissory Note and Security Agreement with the Borrower. Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $73,485 (the “September 2024 Note”). The September 2024 Note matures on December 5, 2024. Borrowings under the September 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. On October 23, 2024, the Borrower and the Company agreed to amend the September 2024 Note maturity date to January 31, 2025. On December 31, 2024, the Borrower and the Company agreed to amend the December 2024 Note maturity date to the latter of the maturity date of the DV Convertible Note of December 31, 2027 or a qualified subsequent financing as determined by the DV Convertible Note Promissory agreement.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

4.Balance Sheet Components, continued

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

The above notes receivable are netted on the condensed consolidated balance sheet in “convertible note payable, net related party” as of March 31, 2025 as there is a right of offset included in the DV Convertible Note and the four amended note receivable agreements above. On February 14, 2025, $136,000 was paid off as a result of the February 2025 Offering (defined below) in which a portion of proceeds in the 2025 Offering (defined below) were used to satisfy principal on the EOS note receivables. The balance as of March 31, 2025 is $299,000.

At March 31, 2025, the Company had recognized approximately $5,000 of interest income on the Notes Receivable.

Deposits for Business Combination

On December 19, 2024 the Company entered into an asset purchase agreement with CompuSystems Inc (“CSI”) as amended on December 30, 2024, February 25, 2025 and March 31, 2025 (the “CSI Purchase Agreement”) where the Company has agreed to purchase, assume and accept from CSI all of the rights, title and interests used in the acquired business, and products and services solely to the extent they utilize the transferred assets, including CSI’s customer contracts, trademarks and other intellectual property (the “CSI Acquisition”). Pursuant to the CSI Purchase Agreement, the Company made an exclusivity deposit and a break-up fee deposit totaling $2,000,000 which is recorded on the condensed consolidated balance sheet in “deposit on business combination” as of March 31, 2025. The acquisition has not closed as of March 31, 2025.

Accrued Liabilities

Accrued liabilities (in thousands):

	March 31,	December 31,
	2025	2024
Accrued vacation	$403	$407
Accrued audit fees	249	224
Accrued compensation	142	217
Contract liabilities	224	171
Accrued lease liability, current portion	111	106
Accrued other	235	209
Total accrued liabilities	$1,364	$1,334

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

5.	Borrowings

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

DV Convertible Note

In connection with the DV Closing, the Company issued the DV Convertible Note in a principal amount of $10,000,000 due on the third anniversary of the DV Closing on December 31, 2027. The Company agreed to pay interest to EOS Holdings on the aggregate unconverted and then outstanding principal amount of the note at the rate of five and twelve hundredths percent (5.12%) per annum, accruing from the DV Closing.

The DV Convertible Note can be converted at EOS Holding’s option, partially or entirely, into shares of common stock, any time after the maturity date until the DV Convertible Note is fully paid off. The DV Convertible Note uses a conversion price equaling to seventy-five percent (75%) of the average VWAP (as defined in the DV Convertible Note) during the ten (10) consecutive trading days ending on the trading day that is immediately prior to the conversion date subject to a floor price of $1.116 per share. At EOS Holding’s sole discretion, upon a change of control (as defined in the DV Convertible Note), the Company shall (i)  cause any successor entity to assume in writing all of the obligations of the Company under the DV Convertible Note, (ii) pay or cause to be paid to EOS Holdings the Note Balance (defined below) in cash, or (iii) pay, at the closing of such change of control, in full satisfaction of the Company’s obligations under the DV Convertible Note, an amount in cash or equivalent common stock to the amount EOS Holdings would have been paid if it had converted its Note Balance into shares of common stock immediately prior to such closing, at the conversion price.

The parties agreed that the Company may apply up to 25% of the amount of any payment to be made to EOS Holdings pursuant to the DV Convertible Note towards satisfaction of the amount, if any, owed by EOS Holdings to the Company under those certain senior secured promissory notes, dated June 13, 2024, August 7, 2024, September 23, 2024, and December 23, 2024 (collectively, the “Secured Notes” and the outstanding amount under the Secured Notes, collectively, the “DV Holdings Note Balance”). The Note Balance on the maturity date will be automatically reduced by the amount of the DV Holdings Note Balance.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

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

The Company elected the fair value method for the DV Convertible Note outstanding of $10,000,000 as of December 31, 2024 due to the embedded derivatives identified within the agreement requiring recurring fair value measurements. The carrying value of the DV Convertible Note is the same as the fair value as of March 31, 2025 due to the note’s issuance occurring on December 31, 2024 and no changes in the fair value have occurred as of the three months ended March 31, 2025. The note is valued using level 3 inputs.

On February 14, 2025, the Company paid a portion of principal and interest of $406,000, net, as a result of the February 2025 Public Offering (defined below in Note 7) and the balance as of March 31, 2025 was $9,582,000.

The DV Convertible Note is netted with the notes receivable from EOS Holdings in “convertible note payable, net, related party” on the condensed consolidated balance sheets as of March 31, 2025 as EOS Holdings agreed to offset the outstanding balance on the DV Convertible Note with the notes receivable at maturity or at a qualifying capital raising or financing transaction noted above.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

6.	Fair Value Measurements, continued

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 by level within the fair value hierarchy, are as follows:

(in thousands)	March 31, 2025
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible note payable	$—	$—	$9,582
Warrant liabilities	$—	$—	$10

(in thousands)	December 31, 2024
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Convertible note payable	$—	$—	$10,000
Warrant liabilities	$—	$—	$664

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2025 or 2024.

Warrant Liabilities

On March 26, 2024, the Company amended the terms of certain warrant agreements to remove certain exercise price reset, right to reprice and/or share adjustment provisions (“Reset Provisions”) following a reverse split, in addition to other revisions to the warrants. In April 2024, the Company effected the April 2024 Reverse Stock Split thereby removing the Reset Provisions (“Reset Amendment Effective Date”) and in accordance with provisions in certain of the warrants issued warrants to purchase an additional 5,602,693 shares of common stock. Accordingly, the Company remeasured the warrant liability for each of the amended warrants following the Reset Amendment Effective Date and recorded that amount to change in fair value of warrant liabilities with a corresponding increase to warrant liabilities. Following the Reset Amendment Effective Date, such warrants were no longer deemed to be liability warrants but were now classified as equity warrants. In connection with this reclassification the Company reclassed approximately $41.9 million from warrant liabilities to additional paid in capital.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

6.Fair Value Measurements, continued

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2025 and 2024. For March 31, 2025, the fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: common stock price of $0.85; exercise price of $3.20 to $1,574; expected yield of 0.0%; expected volatility of 163.2%; risk-free interest rate of 3.89% and expected life of 2.7 to 2.8 years.

	For the three month ended March 31,
(in thousands)	2025	2024
Beginning balance	$664	$5,460
Additions	—	8,701
Change in fair value	(17)	(8,129)
Exercise of warrant liabilities	—	(587)
Repurchase	(622)	(824)
Conversion of liability warrants to equity warrants	(15)	—
Ending balance	$10	$4,621

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liabilities in the condensed consolidated statements of operations.

DV Convertible Note

As described in Note 5, the Company elected the fair value option on the DV Convertible Note issued on December 31, 2024. The fair value of the note was deemed to equal the principal plus accrued interest at March 31, 2025. The Company uses level 3 inputs to measure the fair value in subsequent periods. No gain or loss was recorded on the DV Convertible Note for the three month ended March 31, 2025.

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Common Stock

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

Warrants for Common Shares

A summary of the warrant activity and related information for the three months ended March 31, 2025 and 2024 is provided as follows.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

In connection with the February 2024 Public Offering, the Company issued common stock purchase warrants to investors to purchase up to 1,025,600 shares of the Company’s common stock, at an initial exercise price of $9.75 per share. The grant date fair value of such warrant was $6,308,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $7.62; expected yield of 0.0%; expected volatility of 119%; risk-free interest rate of 4.31% and expected life of 5 years.

In connection with the March 2024 Offering, the Company issued common stock purchase warrants to investors to purchase up to 511,175 shares of the Company’s common stock, at an initial exercise price of $6.00 per share. The grant date fair value of such warrant was $1,227,000, which was recorded as a liability with the offset recorded to additional paid-in capital on the consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $3.18; expected yield of 0.0%; expected volatility of 119%; risk-free interest rate of 4.21% and expected life of 5 years.

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

February 2024 Warrants Black Scholes Value Payout

On December 31, 2024 on the closing of the DV Asset Acquisition, a provision requiring a Black Scholes Value payout was triggered in the remaining outstanding February 2024 Warrants. This provision was triggered because the DV Asset Acquisition met the criteria for a fundamental change as described in the warrant agreement. The Black Scholes Value payout was valued at $1.96 per share and there was an aggregate number of warrants outstanding of 328,483. In order to receive the payout, holders must elect within 30 days of the fundamental change otherwise the warrants convert to warrants in the Company. The warrants were equity classified prior to the close of the DV Asset Acquisition and were reclassified to liability treatment as a result of the payout liability on December 31, 2024. In the three months ended March 31, 2025, 316,415 warrants received requests from the holders to receive the Black Scholes Value payout and thus were paid in cash $622,000 with the remaining unrequested warrants being reclassified to equity treatment as the January 30, 2025 deadline passed and they reverted to equity warrants. The Company recognized a gain of $8,000 as a result of reclassifying the warrants to equity.

February 2025 Registered Direct Transaction

On February 14, 2025, the Company closed an offering (the “February 2025 Offering”) pursuant to a securities purchase agreement (the “February 2025 Purchase Agreement”) with certain investors (the “February 2025 Investors”). In the February 2025 Offering, the Company issued and sold to the February 2025 Investors in a registered direct offering, (a) an aggregate of 4,757,126 shares (the “February 2025 Shares”) of common stock of the Company, and (b) common stock purchase warrants (the “February 2025 Warrants”, and together with the Shares, the “February 2025 Securities”) exercisable for an aggregate of up to 4,757,126 shares of common stock, at an exercise price of $1.14 per share (the “February 2025 Warrant Shares”) at a combined offering price of $1.14 per share and accompanying February 2025 Warrant, for aggregate gross proceeds of approximately $5.4 million.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

The February 2025 Warrants are immediately exercisable upon issuance and will expire on the fifth anniversary of the issuance date of the February 2025 Warrants. The February 2025 Warrants may be exercised, in certain circumstances, on a cashless basis pursuant to the formula contained in the February 2025 Warrants.

The grant date fair value of the 4,757,126 warrants was approximately $5,257,000, which were treated as equity instruments. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $1.22; expected yield of 0%; expected volatility of 143.4%; risk-free interest rate of 4.3% and expected life of 5 years.

Obligations Under the Purchase Agreement

Pursuant to the February 2025 Purchase Agreement, the Company agreed, subject to certain exceptions, (i) not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of its shares of common stock or securities convertible into common stock until 30 days after the closing date of the February 2025 Offering, and (ii) not to issue certain securities if the issuance would constitute a variable rate transaction for a period of 4 months from the closing date of the February 2025 Offering, in each case unless the Company is required to complete a financing prior to the applicable date in order to satisfy Nasdaq’s continued listing requirements.

Placement Agency Agreement

In connection with the February 2025 Offering, on February 13, 2025, the Company entered into a placement agency agreement (the “February 2025 Placement Agency Agreement”) with Maxim Group LLC (the “February 2025 Placement Agent”), pursuant to which the February 2025 Placement Agent agreed to act as placement agent on a “reasonable best efforts” basis in connection with the February 2025 Offering. Pursuant to the February 2025 Placement Agency Agreement, the Company agreed to pay the February 2025 Placement Agent an aggregate fee equal to 7.0% of the gross proceeds raised in the February 2025 Offering and reimburse the February 2025 Placement Agent an amount up to $75,000 for expenses in connection with the February 2025 Offering. The Company also issued the February 2025 Placement Agent a private warrant (the “February 2025 Placement Agent Warrant”) to purchase up to 5.0% of the aggregate number of February 2025 Securities sold in the February 2025 Offering, or warrants to purchase up to 475,713 shares of common stock (such shares, the “February 2025 Placement Agent Warrant Shares”), at an exercise price equal to 125.0% of the offering price per share of common stock and accompanying February 2025 Warrant, or $1.425 per share. The February 2025 Placement Agent Warrants will be exercisable 6 months after the commencement of sales in the February 2025 Offering and will expire on the five year anniversary of the initial exercise date.

During the three months ended March 31, 2025, two holders of warrants executed their right under the “alternative cashless exercise” provision to effect a cashless exercise of a total of 3,246,111 shares of common stock.

Warrants exercisable as of March 31, 2025 exclude warrants to purchase 1 shares of common stock issued to a marketing firm, which vest upon the achievement of certain milestones, warrants to purchase 2,513,703 shares of common stock issued to investors that participated in the December Inducement Agreement and warrants to purchase 607,689 shares of common stock issued to investors that participated in the September Inducement Agreement that requires shareholder approval prior to the warrants being exercisable, warrants to purchase 475,713 shares of common stock issued to the Placement Agents (defined below in Note 13) and warrants to purchase 12,068 shares of common stock issued to investors that participated in the February 2024 Public Offering that requires shareholder approval prior to the warrants being exercisable.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Information regarding warrants for common stock outstanding and exercisable as of March 31, 2025 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	March 31, 2025	Life (years)	March 31, 2025
$1.14 - $2.21	14,259,408	5.7	10,650,235
$3.18 - $3.48	618,617	4.1	618,617
$5.06 - $6.00	320,559	4.1	320,559
$1,574.00 - $30,000.00	5,860	2.8	5,860
$38,250.00 - $262,500.00	203	0.3	203
$3.17 *	15,204,647	—	11,595,474
*	Weighted average

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2024 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2024	Life (years)	December 31, 2024
$1.83 - $2.21	12,589,095	3.9	9,746,909
$3.18 - $3.48	618,617	7.0	618,617
$5.06 - $6.00	320,559	7.3	320,559
$1,574.00 - $30,000.00	5,860	3.0	5,860
$38,250.00 - $262,500.00	203	0.6	202
$3.87*	13,534,334	4.1	10,692,147
*	Weighted average

Warrants exercisable as of December 31, 2024 exclude warrants to purchase 1 share of common stock issued to a marketing firm, which vest upon the achievement of certain milestones, warrants to purchase 2,513,703 shares of common stock issued to investors that participated in the December Inducement Agreement that requires shareholder approval prior to the warrants being exercisable and warrants to purchase 328,483 shares of common stock issued to investors that participated in the February 2024 Public Offering that requires shareholder approval prior to the warrants being exercisable, for which all have been recorded as a liability due to the triggering with the Datavault Transaction of the Black Scholes Value payout provision.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

8.Stock-Based Compensation

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. At a Special Meeting of Stockholders on January 24, 2023, the Company’s stockholders approved certain amendments to the LTIP to: (i) increase the annual share limit of common stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP), and (ii) permit immediately quarterly calculations based on the number of shares of common stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year. At a Special Meeting of Stockholders on March 15, 2024, the Company’s stockholders further approved an amendment to the LTIP to increase the annual share limit of common stock that may be issued only for the 2024 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP). At the annual meeting of stockholders held on December 20, 2024 stockholders voted to remove the annual share limit of common stock that may be issued for a certain fiscal year under the LTIP. As a result of this change, the maximum number of shares of common stock that may be subject to equity awards is limited to 15% of the shares of common stock outstanding, which calculation is made using the number of common stock outstanding as of the first trading day of each fiscal quarter. As of March 31, 2025, up to 3,303,983 shares of common stock are available for grants to participants under the LTIP.

A summary of activity related to restricted stock awards with service-based vesting conditions for the three months ended March 31, 2025 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2025	669,344	$3.08
Granted	4,165,338	$1.04
Vested	(56,591)	$3.56
Forfeited	(133,445)	$1.74
Non-vested as of March 31, 2025	4,644,646	$1.21

A summary of activity related to restricted stock awards with performance-based vesting conditions for the three months ended March 31, 2025 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2025	—	$—
Granted	1,955,000	$1.04
Vested	—	$—
Forfeited	—	$—
Non-vested as of March 31, 2025	1,955,000	$1.04

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

8.Stock-Based Compensation, continued

As of March 31, 2025, the unamortized compensation costs related to the unvested restricted stock awards with service based vesting conditions was approximately $5,609,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years. As of March 31, 2025, the unamortized compensation costs related to the unvested restricted stock awards with performance based vesting criteria was $1,930,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years. These performance awards vest upon the achievement of the Company’s aggregate revenue equaling or exceeding $40,000,000 over a trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. The performance awards are assigned a 100% probability to achieve the performance conditions.

For the three months ended March 31, 2025, no shares of restricted stock units were released under the LTIP. For the three months ended March 31, 2024, 20 shares of restricted stock issued under the LTIP, were released.

Inducement Grants

On September 13, 2021, Eric Almgren joined the Company as Chief Strategist and was issued 21 shares of restricted common stock as an inducement grant (“September 2021 Inducement Grant”). As of March 31, 2025, all compensation cost related to the September 2021 Inducement Grant was expensed. As of March 31, 2025, 16 shares are unvested.

On September 30, 2024, the Company issued 70,000 shares of restricted common stock at a fair value per share of $1.77, to Stanley Mbugua, the Company’s Chief Accounting Officer, as an inducement grant (“September 2024 Inducement Grant”) pursuant to an inducement award agreement dated as of the same date. Due to the Company closing the acquisition of Data Vault on December 31, 2024, the September 2024 Inducement Grant vesting was fully accelerated due to the change in control that occurred. As of March 31, 2025, there is no unamortized compensation cost related to the September 2024 Inducement Grant.

On January 2, 2025, the Company issued 1,200,000 units of restricted stock at a fair value per share of $2.04, to Nathaniel Bradley, Chief Executive Officer, as an inducement grant (the “Bradley Inducement Grant”) pursuant to an inducement award agreement dated December 31, 2024. Of this grant, 600,000 units have service-based conditions and vest in 3-month equal installments over a 36-month period, while the other 600,000 units have performance based condition and vest upon the Company’s aggregate revenue equaling or exceeding $40,000,000 over trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. As of March 31, 2025, the unamortized compensation cost related to the Bradley Inducement Grant was approximately $2,255,000 which is being amortized on a straight-line basis over a period of 2.25 years.

2022 Plan

A summary of activity related to restricted stock units under the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) for the three months ended March 31, 2025 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2025	14	$6,407
Granted	—	$—
Vested	(2)	$6,500
Forfeited	—	$—
Non-vested as of March 31, 2025	12	$6,392

As of March 31, 2025, the unamortized compensation cost related to the unvested restricted stock units was approximately $58,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years.

For the three months ended March 31, 2025, no shares of restricted stock units were released under the 2022 Plan. For the three months ended March 31, 2024, 3 shares of restricted stock units were released under the 2022 Plan.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

9.	Income Taxes

The Company recorded no provision for income taxes for the three months ended March 31, 2025 and 2024.

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

As of March 31, 2025 and December 31, 2024, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the three months ended March 31, 2025 and 2024 was calculated on a jurisdiction basis.

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

The following table reflects our lease assets and our lease liabilities at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$515	$536

Liabilities:
Operating lease liabilities, current	$111	$106
Operating lease liabilities, non-current	$523	$553

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the condensed consolidated balance sheets.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

10.	Commitments and Contingencies, continued

Lease Costs:

The components of lease costs were as follows (in thousands):

	March 31, 2025	March 31, 2024
Operating lease cost	$47	$53
Short term lease cost	8	8
Total lease cost	$55	$61

As of March 31, 2025, the maturity of operating lease liabilities was as follows (in thousands):

Payments due in:
Year ending December 31, 2025 (9 months remaining)	$138
Year ending December 31, 2026	189
Year ending December 31, 2027	194
Year ending December 31, 2028	200
Year ending December 31, 2029	103
Total minimum lease payments	824
Less: Amounts representing interest	(190)
Present value of capital lease obligations	$634

Lease Term and Discount Rate:

March 31, 2025
Weighted-average remaining lease term (in years)	4.25
Weighted-average discount rate	13.0%

The discount rate was calculated by using the Company’s estimated incremental borrowing rate.

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
March 31, 2025
Operating cash outflows from operating leases	$45

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

11.	Related Parties

Nathaniel Bradley and EOS Holdings

Nathaniel Bradley, the Chief Executive Officer (“CEO”) of the Company, is a control person of EOS Holdings which became a related party of the Company at the close of the DV Asset Acquisition on December 31, 2024. In addition, Sonia Choi, the Company’s Chief Marketing Officer is the spouse of the Company’s CEO and holds the position of Chief Marketing Officer of EOS Holdings, a related party of the Company. EOS Holdings received 3,999,911 shares of common stock of the Company at the close of the transaction. As described in Note 5 Borrowings, the Company owes $9.7 million of principal balance under the DV Convertible Note to EOS Holdings, and EOS Holdings owes $299,000 in notes receivable to the Company, as of March 31, 2025. The Company has recorded $5,000 in interest income on the notes receivable for the year ended March 31, 2025.

In addition to the DV Convertible Note and the Data Vault Note Balance, on January 16, 2025, the Company entered into a Transition Services Agreement (“Transition Services Agreement”) to receive from EOS Holdings, employees to provide transition services in connection with the Acquired Assets for a period of up to three months. For the period from January 16, 2025 through March 31, 2025, the Company has paid $428,000 to EOS Holdings.

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

For the three months ended March 31, 2025 and 2024, Hansong Technology purchased modules from the Company of approximately $11,000 and $25,000, respectively, and made no payments to the Company during those same periods. At March 31, 2025 and 2024, Hansong Technology owed the Company approximately $35,000 and $29,000, respectively.

For the three months ended March 31, 2025 and 2024, Hansong Technology sold no speaker products to the Company, and the Company made no payments to Hansong Technology for the three months ended March 31, 2025 and approximately $25,000 for the three months ended March 31, 2024. At March 31, 2025 and 2024, the Company owed Hansong Technology approximately $43,000 and $225,000, respectively.

As of March 31, 2025 and December 31, 2024, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

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

The Company operates in one business segment. Our chief decision-maker, the Chief Executive Officer, evaluates our performance based on company-wide consolidated results.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

12.Segment Information continued

The following table reflects results of operations of the Company’s reportable segment (in thousands):

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2025	2024
Net revenue	$629	$255
Cost of net revenue	560	338
Salaries, benefits, and stock based compensation expense	3,558	2,284
Other segment expenses	3,621	1,771
Depreciation and amortization expense	2,321	20
Interest (expense), net	(120)	(1,265)
Other (expense) income, net	(12)	8,130
Income tax expense	—	—
Net (loss) income	$(9,563)	$2,707

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2025	2024
Asia Pacific	$365	$88
North America	137	87
Europe	127	80
Total	$629	$255

Substantially all of our long-lived assets are located in the United States.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

13.	Subsequent Events

Securities Purchase Agreement

On April 3, 2025, the Company completed the initial closing of its previously announced transaction (the “April 2025 Offerings”) in which, pursuant to a securities purchase agreement (the “April 2025 Purchase Agreement”) between the Company and certain institutional investors (the “April 2025 Purchasers”), dated March 31, 2025, the April 2025 Purchasers agreed to purchase from the Company (a) in a registered direct offering, senior secured convertible notes having an aggregate principal amount of $5,555,555 (the “Initial Notes”) for an aggregate purchase price of $5,000,000 and senior secured convertible notes having an aggregate principal amount of $11,111,111 (the “Additional Notes”, and together with the Initial Notes, the (“2025 Notes”) for an aggregate purchase price of $10,000,000 upon satisfaction of certain closing conditions applicable to the Initial Notes and Additional Notes, respectively and (b) in a concurrent private placement, common stock purchase warrants (“2025 Warrants”) to purchase up to 19,346,101 shares of common stock of the Company, of which warrants to purchase up to 6,448,700 shares of common stock were issued in connection with the issuance of the Initial Notes (the “April 2025 Initial Warrants”) and warrants to purchase up to 12,897,401 shares of common stock will be issued in connection with the issuance of the Additional Notes (the “Additional Warrants”).

The closing of the Additional Notes and Additional Warrants (the “Additional Closing,” and together with the initial closing, the “2025 Closings”) will take place on or after the date that is 20 days after the mailing by the Company of a definitive information statement on Schedule 14(c) with respect to the approval, by written consent of the Company’s stockholders, of the issuance of the shares of common stock issuable upon conversion of the 2025 Notes and exercise of the 2025 Warrants and a one-time reset, at the Company’s option, of the exercise price of outstanding common stock purchase warrants held by the April 2025 Purchasers that do not contain “alternative cashless exercise” features ( “Stockholder Approval”).

Pursuant to the April 2025 Purchase Agreement, until the date that is 18 months after the date on which the 2025 Notes are no longer outstanding, the April 2025 Purchasers have the right, but not the obligation, to participate in any issuance by the Company of any debt, preferred stock, shares of common stock or securities convertible into shares of common stock (a “Subsequent Financing”) up to a maximum of 65% of such Subsequent Financing on the same terms, conditions and price provided to other investors in such Subsequent Financing.

Notes

The 2025 Notes carry a 10% original issue discount, and mature 18 months from the date of issuance. No interest accrues during the term of the 2025 Notes, unless an event of default occurs, in which case interest will accrue at a rate of 12% per annum. The obligations under these 2025 Notes rank senior to all other existing indebtedness and equity of the Company. The 2025 Notes are convertible into shares of the Company’s common stock at any time beginning on the date of Stockholder Approval at the option of the holders thereof, in whole or in part, into such number of shares of common stock (the “Conversion Shares”) at an initial conversion price equal to $1.00 per share (the “Conversion Price”). Alternatively, the Notes are convertible at a price (the “Alternate Conversion Price”) equal to the greater of (x) the Floor Price (as defined below) and (y) 90% of the lowest volume weighted adjusted price of the shares of Common Stock (the “VWAP”) in the ten (10) trading days prior to the applicable conversion date (“Alternate Conversions”).

The conversion price of the 2025 Notes is subject to a floor price of $0.1794 (the “Floor Price”).

In the event the Alternate Conversion Price would be lower than the Floor Price, the Company is required to compensate the holders of the 2025 Notes by paying the holders in cash an amount (the “Alternate Conversion Floor Amount”) equal to the product obtained by multiplying (A) the VWAP on the day the holder delivers the applicable conversion notice and (B) the difference obtained by subtracting (I) the number of shares of common stock delivered (or to be delivered) to the holder on the applicable share delivery date with respect to such Alternate Conversion from (II) the quotient obtained by dividing (x) the applicable conversion amount that the holder has elected to be the subject of the applicable Alternate Conversion, by (y) the applicable Alternate Conversion Price without being limited by the Floor Price.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

13.	Subsequent Events, continued

Under the 2025 Notes, the Company is required to use up to 30% of the proceeds from future financings to redeem the 2025 Notes in an amount equal to the aggregate principal amount of the 2025 Notes being redeemed from such proceeds multiplied by 105%. The 2025 Notes contain 4.99/9.99% beneficial ownership limitations and customary provisions regarding events of defaults and negative covenants.

Warrants

The 2025 Warrants have an initial exercise price of $0.8615 per share. The Initial Warrants will be exercisable upon effectiveness of Stockholder Approval and expire five (5) years from the date of such effectiveness. The Additional Warrants will be issued in the Additional Closing, exercisable immediately upon issuance and expire five (5) years from the date of issuance. The exercise price of the 2025 Warrants is subject to (a) downward adjustment in the event the Company issues shares of common stock or common stock equivalents having an effective price lower than the then current exercise price of the 2025 Warrants, subject to certain exceptions and (b) standard, proportional adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes. The Warrants contain 4.99/9.99% beneficial ownership limitations.

Security Agreement and Guarantee

In connection with the initial closing on April 3, 2025, the Company entered into (i) a security agreement (the “Security Agreement”), which grants to the holders of the Notes a security interest in all of the assets of the Company, and (ii) a subsidiary guarantee (the “Subsidiary Guarantee”), pursuant to which all domestic subsidiaries of the Company have guaranteed the Company’s obligations under the Notes.

Placement Agency Agreement

As previously announced, in connection with the April 2025 Offerings, the Company entered into a placement agency agreement (the “April 2025 Placement Agency Agreement”) with Maxim Group LLC (the “Placement Agent”) on March 31, 2025, pursuant to which the Placement Agent agreed to act as placement agent on a “reasonable best efforts” basis in connection with the April 2025 Offerings. Pursuant to the April 2025 Placement Agency Agreement and in connection with initial closing, the Company paid the Placement Agent an aggregate fee equal to 8.0% of the gross proceeds raised at the initial closing and reimbursed the Placement Agent an amount up to $15,000 for expenses in connection with the Offerings.

In addition to similar rights previously granted to the Placement Agent, pursuant to the Placement Agency Agreement, the Company granted the Placement Agent a right of first refusal for a period of 30 days from August 22, 2025 to provide investment banking services to the Company on an exclusive basis, exercisable in the Placement Agent’s discretion. Under the Placement Agency Agreement, for a period of nine (9) months from the Initial Closing, the Company will pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds of any capital raising activity received by the Company from the Purchasers in the Offerings.

NYIAX Agreements

Exchange Agreement

On March 16, 2025, the Company entered into a share exchange agreement (the “Exchange Agreement”) with NYIAX, Inc., a Delaware corporation (“NYIAX”), pursuant to which NYIAX exchanged 900,000 shares (the “NYIAX Shares”) of NYIAX’s common stock, par value $0.0001 per share (the “NYIAX Common Stock”), for aggregate consideration of up to 5,000,000 shares of common stock (collectively, the “Exchange”). The Exchange Agreement was not closed as of March 31, 2025.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

13.	Subsequent Events, continued

Pursuant to the Exchange Agreement, as full consideration for the sale, assignment, transfer and delivery of the NYIAX Shares by NYIAX to the Company, and upon the terms and subject to all of the conditions contained in the Exchange Agreement, the Company agreed to issue to NYIAX (i) 3,000,000 shares of common stock (such shares of common stock, the “Closing Shares”), and (ii) 2,000,000 shares of common stock (such shares of common stock, the “Additional Shares”), upon the terms and subject to the conditions set forth in the Exchange Agreement. The Closing Shares will be issued in four equal quarterly tranches starting from the closing.

The Additional Shares will be issued only upon completion of a complete advertising cycle for a third party clientele, and upon the parties’ mutual written agreement that the Adio Platform (as defined in the Exchange Agreement) has been integrated into the NYIAX Platform (as defined in the Exchange Agreement) upon completion of the advertising cycle. The Additional Shares will be issued within thirty (30) days from the completion of the integration.

The Exchange Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including, without limitation, certain agreements.

Intellectual Property Cross-License Agreement

In connection with the Exchange, on March 16, 2025, the Company entered into a white label, co-marketing and intellectual property cross-license agreement (the “License Agreement”) with NYIAX, pursuant to which the Company received a non-exclusive license under certain of NYIAX’s jointly owned patent rights and know-how, and a non-exclusive license to white label NYIAX’s proprietary software-as-a-service advertising brokerage platform, all within the field of data, information and asset monetization and exchange. In exchange, the Company granted to NYIAX a non-exclusive license under certain of the Company’s wholly owned patent rights, know-how and trademarks, including with respect to the Company’s Adio Platform (as defined in the License Agreement), in the field of advertising buying, selling and brokerage.

Pursuant to the License Agreement, as consideration for the services provided by NYIAX pursuant to the License Agreement and the rights to access and use the NYIAX Platform (as defined in the License Agreement) granted to the Company, and upon the terms and subject to all of the conditions contained in the License Agreement, the Company agreed to issue to NYIAX 2,530,000 shares (such shares, the “Consideration Shares”) of common stock.

Pursuant to the License Agreement, in consideration of the rights granted to NYIAX under the License Agreement, NYIAX agreed to pay to the Company a license fee in the form of a convertible promissory note in the aggregate amount $2,500,000 (the “NYIAX Convertible Note”). The NYIAX Convertible Note is due on the first anniversary of the closing (the “Maturity Date”). NYIAX agreed to pay interest to the Company on the aggregate unconverted and then outstanding principal amount of the NYIAX Convertible Note at the rate of four percent (4%) per annum, accruing from the closing. The NYIAX Convertible Note may be prepaid in full at NYIAX’s election.

The NYIAX Convertible Note will automatically convert at the earlier of (i) the Maturity Date, and (ii) the first underwritten public offering of NYIAX pursuant to an effective registration statement under the Securities Act, covering the offer and sale by NYIAX of its equity securities, as a result of or following which NYIAX shall be a reporting issuer under the Exchange Act, and NYIAX’s common stock is listed on the Trading Market (as defined in the NYIAX Convertible Note), at a conversion price of $2.00 per share.

The License Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including, without limitation, certain agreements.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

13.	Subsequent Events, continued

Software Development Agreement

In connection with the Exchange, on March 16, 2025, the Company entered into a software development agreement (the “Software Development Agreement”) with NYIAX, pursuant to which NYIAX has engaged the Company to develop certain software and provide certain additional professional services as the parties will agree under one or more statements of work.

The Software Development Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including, without limitation, certain agreements.

Lock-up Agreements

On April 9, 2025, the Company and NYIAX entered into the Lock-Up Agreements (defined below). In connection with the Exchange Agreement, the Company agreed to enter into a lock-up agreement in respect of the NYIAX Shares, pursuant to which the NYIAX Shares shall be subject to lock-up restrictions for four (4) years from the issuance (the “Datavault Lock-Up Agreement). Concurrently, NYIAX agreed to enter into (i) a lock-up agreement in respect of the Additional Shares to be issued by the Company to NYIAX pursuant to the Exchange Agreement, pursuant to which the Additional Shares shall be subject to lock-up restrictions for two (2) years from the issuance (the “Additional Lock-Up Agreement”), (ii) a lock-up agreement in respect of the consideration shares (the “Consideration Shares”) to be issued by the Company to NYIAX pursuant to that certain White Label, Co-Marketing and Intellectual Property Cross-License Agreement, by and between the Company and NYIAX, dated as of March 16, 2025, pursuant to which the Consideration Shares shall be subject to lock-up restrictions for one (1) year from the issuance (the “Consideration Lock-Up Agreement”), and (iii) a lock-up agreement in respect of the Closing Shares to be issued by the Company to NYIAX pursuant to the Exchange Agreement, pursuant to which the Closing Shares shall be subject to lock-up restrictions for one (1) year from the issuance (the “Closing Lock-Up Agreement”, and together with the Datavault Lock-Up Agreement, the Additional Lock-Up Agreement, and the Consideration Lock-Up Agreement, the “Lock-Up Agreements”).

Nasdaq Compliance

On May 6, 2025, the Company received the May 2025 Nasdaq Letter. For discussion of the May 2025 Nasdaq Letter, please see Note 1 to Item 1 of this Report under the heading “Nasdaq Compliance”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of Datavault AI Inc,’s (the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to market, economic and other conditions; the Company’s ability to continue as a going concern; the Company’s ability to manage costs and execute on its operational and budget plans; and, the Company’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

Revenue for the three months ended March 31, 2025 was $629,000 an increase of $374,000 or 147%, compared to the revenue for the three months ended March 31, 2024 of $255,000. The increase was a result of higher Consumer Audio Product sales and Component revenue which increased by $333,000 and $41,000, respectively compared to the three months ended March 31, 2024.

Gross Deficit and Operating Expenses

Gross Profit (Deficit)

Gross profit for the three months ended March 31, 2025 was $69,000, an improvement of $152,000, compared to gross deficit of $83,000  for the three months ended March 31, 2024. The gross margin as a percent of sales was 11% for the three months ended March 31, 2025, compared to (33%) for the three months ended March 31, 2024. The improvement in gross deficit and gross margin as a percent of sales compared to the prior period is mainly attributable to the sale inventory with a lower cost basis.

Research and Development

Research and development expenses for the three months ended March 31, 2025 were $2,361,000, an increase of $646,000 compared to research and development expenses for the three months ended March 31, 2024 of $1,715,000. The increase in research and development expenses is primarily related to an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $356,000, legal expenses related to intellectual property of $104,000 and consultants expense of $25,000.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2025 were $1,495,000, an increase of $566,000, compared to the sales and marketing expenses for the three months ended March 31, 2024 of $929,000. The increase in sales and marketing expenses is primarily related to an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $178,000 and consulting expenses of $311,000.

General and Administrative

General and administrative expenses for the three months ended March 31, 2025 was $5,644,000, an increase of $4,213,000, compared to the general and administrative expenses for the three months ended March 31, 2024 of $1,431,000. The increase in general and administrative expenses is primarily related to increased amortization of intangibles of $2,309,000 for the assets acquired from EOS Holdings that closed on December 31, 2024, an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $533,000, increase in bonus of $90,000, increased investor relations expense of $669,000, increased consulting expense of $421,000, and increased legal fees of $211,000.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2025 was $120,000, a decrease of $1,145,000, compared to the interest expense for the three months ended March 31, 2024 of $1,265,000. The decrease, was primarily due to the Company’s debt balance declining in the three months ended March 31, 2025.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended March 31, 2025 was $17,000, compared to $8,129,000 for the three months ended March 31, 2024. The change in fair value of warrant liability for the three months ended March 31, 2025 was due to our minimal number of warrants classified as liabilities outstanding. The change in fair value of the warrant liability for the three months ended March 31, 2024 was due to the issuance of warrants in January 2024 associated with our short term note and the issuance of warrants in connection with our February Public Offering and March 2024 Offering, offset partially by the subsequent decrease in the price of our common stock price at March 31, 2024 compared to the price of our stock on the date of the warrant issuance as well as the decline in our stock price from December 31, 2023, related to existing warrant liabilities.

Liquidity and Capital Resources

Cash and cash equivalents as of March 31, 2025 was $171,000, compared to $3,330,000, as of December 31, 2024.

We recorded net loss of $9,563,000 for the three months ended March 31, 2025 and used net cash in operating activities of $6,024,000. We incurred a net income of $2,707,000 for the three months ended March 31, 2024 and used net cash in operating activities of $3,540,000. The primary reasons for the increase in the use of net cash from operating activities during the three months ended March 31, 2025, was related to a net loss of $9,563,000 offset by the non-cash add back of depreciation and amortization of $2,321,000 in the three months ended March 31, 2025 compared to net income of $2,707,000 in the prior year offset by net non-cash add backs of $6,469,000.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In February 2025, we received aggregate gross proceeds of approximately $5.4 million in our registered direct offering. In January 2024, we received gross proceeds of $600,000 from the issuance of promissory notes and common stock purchase warrants to certain accredited investors. In February 2024, we received gross proceeds of approximately $10.0 million from the public offering of 1,025,600 units, with each unit consisting of one share of common stock (or pre-funded warrant in lieu thereof) and one warrant, each to purchase one (1) share of common stock. In March 2024 we received gross proceeds of approximately $2.3 million from the issuance of 417,833 shares of common stock, 93,342 pre-funded common stock warrants and the issuance of 511,175 warrants to purchase common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures was effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

3.1(i)

Certificate of Amendment to WiSA Technologies, Inc.’s Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 13, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

3.1(ii)	Bylaws of Summit Semiconductor, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).
4.2	Form of Placement Agent Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).
4.3	Form of Convertible Promissory Note, dated March 16, 2025, by NYIAX, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2025).
4.4	Form of Senior Secured Promissory Note, dated March 31, 2025, by certain investors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).
10.1

Form of Securities Purchase Agreement, by and among the Company and certain investors, dated February 13, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).

10.2

Placement Agency Agreement, by and among the Company and Maxim Group LLC, dated February 13, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).

10.3

Form of Second Amendment to Asset Purchase Agreement, dated February 25, 2025, by and between the Company and CompuSystems, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.4	Share Exchange Agreement, dated March 16, 2025, by and between the Company and NYIAX, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2025).
10.5

Form of Securities Purchase Agreement, by and among the Company and certain investors, dated March 31, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).

10.6

Placement Agency Agreement, by and among the Company and Maxim Group LLC, dated March 31, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).

10.7	Form of Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).
10.8	Form of Subsidiary Guarantee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).
10.9

Form of Third Amendment to Asset Purchase Agreement, dated March 31, 2025, by and between the Company and CompuSystems, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2025).

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

Datavault AI Inc.

Date: May 14, 2025	By:	/s/ Nathaniel Bradley
Name: Nathaniel Bradley
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Brett Moyer
Name: Brett Moyer
Title: Chief Financial Officer
(Principal Financial Officer)