Form 10-Q
period 2025-06-30
Datavault AI Inc.
filed 2025-08-19
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of August 18, 2025 is 97,692,374.

DATAVAULT AI INC. (formerly WiSA Technologies, Inc.) and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

DATAVAULT AI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$662	$3,330
Accounts receivable	468	349
Unbilled accounts receivable	356	109
Inventories	1,365	1,618
Prepaid expenses and other current assets	945	1,033
Total current assets	3,796	6,439
Property and equipment, net	347	58
Intangible assets	96,780	92,575
Goodwill	19,135	—
Deposit for business combination	—	1,000
Other assets	632	553
Total assets	$120,690	$100,625

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,854	$2,779
Accrued liabilities	3,742	1,334
Convertible note payable, net, related party, current	521	—
Total current liabilities	8,117	4,113
Convertible note payable, net, related party, net of current	6,851	9,569
2025 Convertible Notes	20,957	—
Convertible Notes to CSI shareholders	10,054	—
Warrant liabilities	9	664
Other liabilities	633	553
Total liabilities	46,621	14,899

Commitments and contingencies (Note 8)

Series B Convertible Redeemable Preferred Stock, par value $0.0001; 375,000 shares authorized; 0 and 38,335 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—

Stockholders’ Equity:
Common stock, par value $0.0001; 300,000,000 shares authorized; 86,661,219 and 52,034,060 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7	5
Additional paid-in capital	419,192	384,172
Accumulated deficit	(345,130)	(298,451)
Total stockholders’ equity	74,069	85,726
Total liabilities, convertible preferred stock and stockholders’ equity	$120,690	$100,625
(1)	The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

DATAVAULT AI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2025 and 2024

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue, net	$1,735	$345	$2,364	$600
Cost of revenue	1,700	334	2,260	672
Gross profit (deficit)	35	11	104	(72)
Operating Expenses:
Research and development	4,224	1,789	6,585	3,504
Sales and marketing	1,742	865	3,237	1,794
General and administrative	6,528	2,762	12,172	4,193
Total operating expenses	12,494	5,416	21,994	9,491
Loss from operations	(12,459)	(5,405)	(21,890)	(9,563)

Interest expense, net	(17,202)	(4)	(17,322)	(1,269)
Change in fair value of 2025 Notes measured at fair value	(8,804)	—	(8,804)	—
Change in fair value of convertible note to related party measured at fair value	1,355	—	1,355	—
Change in fair value of warrant liabilities	2	(37,255)	19	(29,126)
Other expense, net	(3)	(1)	(32)	—
Loss before provision for income taxes	(37,111)	(42,665)	(46,674)	(39,958)
Provision for income taxes	5	—	5	—
Net loss	(37,116)	(42,665)	(46,679)	(39,958)
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	—	—	(5,842)
Net loss attributable to common stockholders	$(37,116)	$(42,665)	$(46,679)	$(45,800)
Net loss per common share - basic and diluted	$(0.54)	$(11.89)	$(0.77)	$(21.95)
Weighted average number of common shares used in computing net loss per common share	68,174,418	3,587,122	60,968,158	2,086,312

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2025 and 2024

(in thousands, except share and per share data)

(unaudited)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2024	—	$—	52,034,060	$5	$384,172	$(298,451)	$85,726
Stock-based compensation	—	—	5,986,893	—	648	—	648
Issuance of common stock in connection with the February Offering	—	—	4,757,126	1	4,859	—	4,860
Issuance of common stock in connection with warrant exercise	—	—	3,246,111	—	—	—	—
Conversion of liability warrants to equity warrants	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(9,563)	(9,563)
Balance as of March 31, 2025	—	—	66,024,190	$6	$389,694	$(308,014)	$81,686
Stock-based compensation	—	—	3,701,197	—	1,151	—	1,151
Issuance of common stock in connection with warrant exercise	—	—	2,989,887	—	—	—	—
Issuance of common stock for conversions	—	—	1,845,945	—	1,545	—	1,545
Issuance of common stock with NYIAX transaction	—	—	1,500,000	—	—	—	—
Issuance of warrants with the 2025 Notes	—	—	—	—	16,657	—	16,657
Issuance of common stock for the acquisition of CSI	—	—	10,600,000	1	10,282	—	10,283
Equity issuance costs	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	(37,116)	(37,116)
Balance as of June 30, 2025	—	—	86,661,219	$7	$419,192	$(345,130)	$74,069

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	38,335	$247	222,380	$1	$241,884	$(247,042)	$(5,157)
Stock-based compensation	—	—	4	—	380	—	380
Cumulative effect of ASU 2020-06 adoption	—	116	—	—	(116)	—	(116)
Issuance of Series B preferred stock in connection with warrant exercise, net of discounts	29,322	386	—	—	—	—	—
Issuance of common stock in connection with conversion of Series B preferred stock	(5,000)	(325)	8,038	—	325	—	325
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	5,842	—	—	(5,842)	—	(5,842)
Repurchase of Series B preferred stock and Series B preferred stock warrants	(62,657)	(6,266)	—	—	824	—	824
Issuance of common stock, pre-funded units and warrants, net of offering costs	—	—	1,442,518	—	4,210	—	4,210
Issuance of common stock in connection with reverse split rounding-up for fractional shares	—	—	84,255	—	—	—	—
Net income	—	—	—	—	—	2,707	2,707
Balance as of March 31, 2024	—	—	1,757,195	$1	$241,665	$(244,335)	$(2,669)
Stock-based compensation	—	—	255,915	—	241	—	241
Issuance of common stock in connection with warrant exercise	—	—	441,822	—	556	—	556
Issuance of common stock and warrants, net of offering costs	—	—	2,466,583	—	8,756	—	8,756
Issuance of common stock to vendors	—	—	—	—	360	—	360
Restricted stock awards cancelled	—	—	(82)	—	—	—	—
Release of vested restricted common stock	—	—	1	—	—	—	—
Conversion of liability warrants to equity warrants	—	—	—	—	41,851	—	41,851
Net loss	—	—	—	—	—	(42,665)	(42,665)
Balance as of June 30, 2024	—	—	4,921,434	$1	$293,429	$(287,000)	$6,430

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2025 and 2024

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(46,679)	$(39,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,799	777
Depreciation and amortization	4,825	48
Amortization of debt discounts	431	1,260
Change in fair value of convertible debt	7,595	—
Fair value of equity warrants in interest expense	16,657	—
Accreted interest on CSI Convertible Notes	89	—
Shares payable to NYIAX	1,088	—
Change in fair value of warrant liability	(19)	29,126
Changes in operating assets and liabilities:
Accounts receivable	(119)	177
Unbilled accounts receivable	21	-
Inventories	416	407
Prepaid expenses and other current assets	182	(418)
Other assets	54	53
Accounts payable	962	(534)
Accrued liabilities	(68)	46
Other liabilities	(65)	(29)
Net cash used in operating activities	(12,831)	(9,045)

Cash flows from investing activities:
Issuance of note receivable	—	(150)
Purchases of property and equipment	(52)	(20)
Cash paid for acquisition of CSI, net	(6,500)	—
Net cash used in investing activities	(6,552)	(170)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	13,698	—
Proceeds from issuance of common stock, net of issuance costs	4,722	—
Proceeds from issuance of common stock in connection with warrant exercise	—	556
Proceeds from issuance of common stock and warrants, net of offering costs	—	19,980
Proceeds from issuance of short-term loan, net of issuance costs	—	600
Proceeds from exercise of warrants	—	714
Repurchase of Series B preferred stock warrants	—	(6,266)
Repayment of short-term loan	—	(667)
Repurchase of common stock warrants	(622)	—
Repayment of convertible notes principal and accrued interest	(1,083)	—
Net cash provided by financing activities	16,715	14,917

Net decrease in cash and cash equivalents	(2,668)	5,702
Cash and cash equivalents as of beginning of period	3,330	411
Cash and cash equivalents as of end of period	662	$6,113

Noncash Investing and Financing Activities:
Conversion of liability warrants to equity warrants	—	$41,851
Issuance of warrant liability in connection with financing	—	$8,701
Deemed dividend on conversion of Series B preferred stock and repurchase of Series B preferred stock	—	$5,842
Unpaid financings issuance costs	—	$421
Cashless exercise of warrants	—	$587
Issuance of common stock to vendors	—	$360
warrant exercise in connection with loan settlement	—	$333
Issuance of common stock in connection with Series B preferred stock	—	$325
Capitalized acquisition costs	$117	—
CSI Convertible Notes issued for CSI acquisition	$9,718	$—
Non cash common shares issued in CSI acquisition	$10,282	—
Deposit paid in December 2024 used in CSI acquisition closing	$1,000	—
Shares payable to NYIAX in share exchange agreement	$1,088	—
Reclass liability warrant to equity	$15	$—
May 2025 10% note conversions	$1,545	$—

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

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

On May 20, 2025, the Company completed its previously announced asset purchase of technology assets, customer contracts, trademarks, and other intellectual property (collectively, the “CSI Acquired Assets”) from CompuSystems, Inc. (“CSI”). CSI is a provider of registration, data analytics, and lead management services for live events, offering customer support to clients in the trade, association, corporate, and government event markets. The results of operations of CSI are included in the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2025 since the date of acquisition.

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

The Panel has determined to impose a monitoring period (the “Monitor Period”), pursuant to Nasdaq Listing Rule 5815(d)(4)(B). If, during the Monitor Period, which lasts until July 3, 2025, the Nasdaq Listing Qualifications staff (“Staff”) finds the Company again out of compliance with the Equity Rule, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to such deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond and present to the Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C). The Company’s securities may at that time be delisted from Nasdaq. The monitoring period expired July 25, 2025 with no further action required by the Company.

First Bid Price Deficiency

On April 29, 2024, the Company received a letter from Nasdaq notifying the Company that it has regained compliance with the Minimum Bid Price Requirement (defined below) pursuant to Listing Rule 5550 (a)(2), as required by the April 2024 Decision. The Company will be subject to a mandatory panel monitor for a period of one year from the date of the letter pursuant to Nasdaq Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Minimum Bid Price Requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810 (c)(3). Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable. The one-year monitoring period has concluded with no further action required by the Company

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Second Bid Price Deficiency

On May 6, 2025, the Company received a written notification (the “May 2025 Nasdaq Letter”) from the Staff that it was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under the Nasdaq Listing Rule 5550(a)(2) Minimum Bid Price Requirement, because the closing bid price of the Company’s common stock was below $1.00 per share for the previous thirty (30) consecutive business days (the “Minimum Bid Price Requirement”). The May 2025 Nasdaq Letter has no immediate effect on the listing of the common stock, which will continue to trade uninterrupted on the Nasdaq Capital Market under the ticker “DVLT.”

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

Reverse Stock Split

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses. As of June 30, 2025, the Company had two customers accounting for 25% and 13% of accounts receivable. As of December 31, 2024, the Company had three customers accounting for 68%, 12% and 11% of accounts receivable.

The Company had two customer accounting for 18% and 10% of its net revenue for the three months ended June 30, 2025. The Company had two customers accounting for 13% and 10% of its net revenue for the six months ended June 30, 2025. The Company had four customers accounting for 33%, 27%, 20% and 11% of its net revenue for the three months ended June 30, 2024. The Company had four customers accounting for 28%, 27%, 19% and 10% of its net revenue for the six months ended June 30, 2024.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoice amount and are generally not interest bearing. The Company reviews its trade receivables aging to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends and changes to customers’ financial conditions. No allowance for credit losses was deemed necessary as of June 30, 2025 or December 31, 2024.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The carrying value of the Company’s borrowings and capital lease liabilities approximates fair value based upon borrowing rates currently available to the Company for loans and capital leases with similar terms. The Company’s warrant liabilities and the convertible notes payable, net to a related party and the 2025 Convertible Notes (defined below) are the only financial instruments that are adjusted to fair value on a recurring basis.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of June 30, 2025 and December 31, 2024, the Company had capitalized no deferred offering costs.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

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

Revenue Recognition

The Company historically generates revenue primarily from two product categories which are the sale of consumer audio products (“Consumer Audio Products”) as well as the sale of components (“Components”). With the closing of the CSI acquisition, the Company also generates revenue from registration, data analytics, and lead management services for live events, such as trade shows and conferences, in both the corporate and government sectors (“Live Events”). The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company considers customer purchase orders to be the contracts with a customer for Consumer Audio Products and Components. The Company also enters into contracts with customers for providing Live Events with terms of three years. The contract typically terminates after the close of the last event specified in the contract, unless both parties agree in writing to extend it. There are no termination-for-convenience clauses in the CSI contract. Contracts can only be terminated for breach or non-performance and in that circumstance, the Company must be compensated for all services up to the date of termination. Therefore, a standard CSI contract is typically not shorter than its stated term.

Revenues on Consumer Audio Products and Components, net of expected discounts, are recognized when the performance obligations of the contract with the customer are satisfied and when control of the promised goods are transferred to the customer, typically when products, which have been determined to be the only distinct performance obligations, are shipped to the customer. Expected costs of assurance warranties and claims are recognized as expense.

Revenues generated from Live Events contracts have a single performance obligation, event preparation and management. A standard CSI contract contains fixed fees for services and pass through costs and other expenses that are variable depending on the number of supplies used or personnel costs incurred which are passed through to the client and are recognized on a gross basis in revenue as costs to fulfill the contract. The contract also includes rebates payable to the client which the Company estimates as variable consideration using the most likely amount method at the outset of the contract. The entire transaction price relates to the event preparation and management performance obligation. The Company recognizes revenue as services are rendered using the input method. The Company uses the input method of labors hours expended as it provides the best depiction of the transfer of services to the client.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

1.Business and Summary of Significant Accounting Policies, continued

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company for Consumer Audio Products and Components from a customer and deposited with the relevant government authority, are excluded from revenue. The Company’s revenue arrangements do not contain significant financing components.

For Consumer Audio and Components, sales to certain distributors are made under arrangements which provide the distributors with price adjustments, price protection, stock rotation and other allowances under certain circumstances. The Company does not provide its customers with a contractual right of return. However, the Company accepts limited returns on a case-by-case basis. These returns, adjustments and other allowances are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue recognized. We believe that there will not be significant changes to our estimates of variable consideration.

If a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as contract liabilities which are included in other current liabilities when the payment is made or it is due, whichever is earlier.

During the three and six months ended June 30, 2025 and 2024, net revenue consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Components	$258	$314	$750	$473
Consumer Audio Products	45	31	182	127
Live Events	1,432	—	1,432	—
Total	$1,735	$345	$2,364	$600

Contract Balances

The Company receives payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials as well as for Live Events. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when the Company has a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. The Company has $356,000 and $109,000 of contract assets as of June 30, 2025 and December 31, 2024, respectively, which are recorded in Prepaids and other current assets on the condensed consolidated balance sheets. The Company expects to collect 100% of the contract assets as of June 30, 2025 in the next twelve months. During the six months ended June 30, 2025, the Company recognized $53,000 of revenue that was included in the contract liabilities balance as of December 31, 2024.

	June 30,	December 31,
(in thousands)	2025	2024
Contract Liabilities	$1,004	$174

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

For the Three and Six Months Ended June 30, 2025 and 2024

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and six months ended June 30, 2025 were $29,000 and $175,000 respectively. Advertising costs for the three and six months ended June 30, 2024 were $117,000 and $264,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and six months ended June 30, 2025 and 2024, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and six months ended June 30, 2025 and 2024.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

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

For the six months ended June 30, 2025, warrants to purchase 31,232,173 shares of common stock, 12 shares underlying shares of restricted stock units, 1,200,000 shares underlying shares of restricted stock units issued under an inducement grant, 10,108,368 shares underlying restricted stock awards and 564,183 shares under two grants of restricted stock under inducement grants have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

For the six months ended June 30, 2024, warrants to purchase 9,793,531 shares of common stock, 260,441 shares of restricted stock, 16 shares of restricted stock issued under an inducement grant and 14 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of June 30, 2025 and December 31, 2024. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the condensed consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2025 and December 31, 2024, the Company recognized no interest and penalties.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities. Furthermore, the update improves disclosures used to assess income tax information that affects cash flow forecasts and capital allocation decisions. The update is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis but does not impact interim financial statements. The Company has adopted this standard as of January 1, 2025 and does not expect the adoption to have a material impact on its condensed consolidated financial statements.

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

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

2.	Going Concern

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of June 30, 2025, the Company had cash and cash equivalents of $0.7 million and reported net cash used in operations of $12.8 million during the six months ended June 30, 2025. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to attain profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

3.Business Combination and Asset Purchase

On May 20, 2025, the Company completed its previously announced asset purchase of technology assets, customer contracts, trademarks, and other intellectual property (collectively, the “CSI Acquired Assets”) from CompuSystems, Inc. (“CSI”). At the closing (the “CSI Closing”), pursuant to an asset purchase agreement, by and between the Company and CSI, dated as of December 19, 2024, as amended by that certain amendment to the asset purchase agreement, dated as of December 30, 2024, and as further amended by that certain second amendment to the asset purchase agreement, dated as of February 25, 2025, and as further amended by that certain third amendment to the asset purchase agreement, dated March 31, 2025, and as further amended by that certain fourth amendment to the asset purchase agreement, dated May 14, 2025 (the “CSI Asset Purchase Agreement”), the Company acquired the CSI Acquired Assets for an aggregate purchase consideration of $32.8 million consisting of (i) exclusivity fee of $1.0 million paid in the fourth fiscal quarter of 2024 (the “Exclusivity Fee”), (ii) amount in cash of $1.0 million paid to an escrow account in January 2025 (the “Escrow Amount”) (iii) an amount in cash equal to $5.0 million, (iv) 10,600,000 validly issued, fully paid and nonassessable shares of restricted common stock of the Company, (the “Closing Stock Consideration”), (v) $5.0 million payable in the form of the convertible note (the “Initial Convertible Note”) issued by the Company to CSI, (vi) $5.0 million payable in the form of the convertible note (the “First Convertible Note”) issued by the Company to CSI, (vii) $5.0 million payable in the form of convertible note (the “Second Convertible Note”, and together with the Initial Convertible Note and First Convertible Note, the “CSI Convertible Notes”) issued by the Company to CSI, (viii) $500,000 for the reimbursement of fees incurred by CSI due to the acquisition, and (ix) the assumption of certain transferred liabilities, as described in the CSI Asset Purchase Agreement.

Pursuant to the CSI Asset Purchase Agreement, in connection with the CSI Closing, the Company issued the CSI Convertible Notes in an aggregate principal amount of $15.0 million, each due on the second anniversary of the closing (the “Maturity Date”). For additional information on the CSI Convertible Notes, refer to Note 5, Borrowings.

The acquisition was accounted for under ASC 805, Business Combinations and uses preliminary purchase price allocations, with adjustments permitted within the measurement period (not exceeding one year). Adjustments beyond the measurement period are recorded in earnings.

A summary of the purchase consideration follows:

Cash	$7,500
Closing Stock Consideration	10,282
Convertible Notes	9,718
Total purchase price consideration	$27,500

Cash of $7.5 million includes initial cash paid of $1.0 million as Exclusivity Fee in December 2024, $1.0 million Break up Fee paid in January 2025, and cash paid at closing in May 2025 amounting to $5.5 million

The preliminary purchase price and purchase price allocation pending a final valuation of assets acquired and liabilities assumed follows:

Unbilled receivable	$300
Inventory	163
Other assets	202
Equipment	275
Intangible assets	8,870
Goodwill	19,130
Accrued expenses	(99)
Loan for purchase of equipment	(141)
Deferred revenue	(1,200)
Total purchase consideration	$27,500

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

3.Business Combination and Asset Purchase, continued

The acquired intangible assets values were estimated using the discounted cash flow method and estimated discount rate. The useful lives are based on estimates of benefits derived from the future cash flows.

The acquired intangible assets, useful lives and a preliminary estimate of fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$900
Customer relationships	10	5,160
Internal use technology	4	2,810
Total		$8,870

The results of operations of CSI are included in the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2025 since the date of acquisition. The goodwill recorded in the CSI acquisition is not deductible for tax purposes. Transaction related expenses were $186,000 and $438,000 for the three and six months ended June 30, 2025 are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

EOS Asset Acquisition

On December 31, 2024, the Company completed its asset purchase of information technology assets, certain patents and trademarks (collectively, the “Acquired Assets”) from EOS Technology Holdings Inc. (“EOS Holdings”). At the closing (the “DV Closing”), pursuant to that asset purchase agreement, by and between the Company and EOS Holdings, dated as of September 4, 2024, and as amended on November 14, 2024, and as further amended from time to time (the “Asset Purchase Agreement”), the Company purchased the Acquired Assets for an aggregate purchase price of approximately $92.0 million consisting of (i) $10.0 million paid in the form of a promissory note issued by the Company to EOS Holdings (the “DV Convertible Note”), and (ii) 40,000,000 shares (the “DV Closing Stock Consideration”) of validly issued, fully paid and nonassessable shares of restricted common stock of the Company, with an aggregate fair value of approximately $82.0 million based on the closing stock price of the Company on December 31, 2024. EOS Holdings is considered a related party as of the DV Closing. See Note 11 Related Parties for further details.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

3.Business Combination and Asset Purchase, continued

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

The Earnout Agreement was not assigned a fair value at the purchase date as it was not deemed likely that any payments will be made as of December 31, 2024. There is no change as of June 30, 2025.

The Company accounted for the Asset Purchase Agreement as an asset purchase in accordance with ASC 805, Business Combinations (the “Screen Test”). As such, the aggregate consideration of approximately $92.0 million plus capitalized fees of $575,000 were recorded to the intangible assets acquired of patents and trademarks for $2.4 million and $90.1 million, respectively, with useful weighted average remaining lives of ten years in each case. For the three and six months ended June 30, 2025, the amortization expense related to intangible assets was approximately $2.3 million and $4.6 million, respectively.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

4.	Balance Sheet Components

Inventories (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$309	$392
Work in progress	126	137
Finished goods	930	1,089
Total inventories	$1,365	$1,618

Property and equipment, net (in thousands):

	June 30,	December 31,
	2025	2024
Machinery and equipment	$1,094	$773
Leasehold improvements	31	—
Furniture and fixtures	2	—
Tooling	14	14
	1,141	787
Less: Accumulated depreciation and amortization	(794)	(729)
Property and equipment, net	$347	$58

Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 were approximately of $26,000 and $28,000, respectively. Depreciation and amortization expense for the six months ended June 30, 2025 and 2024 were approximately $38,000 and $48,000, respectively.

As of June 30, 2025, the future amortization of the intangibles acquired is as follows:

2025 remainder	$5,289
2026	10,578
2027	10,578
2028	10,578
2029	10,147
2030	9,875
Thereafter	39,735
$96,780

Intangible assets, net consisted of the following at June 30, 2025.

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$90,304	$(4,515)	$85,789
Trade names and trademarks	3,288	(130)	3,158
Customer relationships	5,160	(58)	5,102
Internal use technology	2,810	(79)	2,731
	$101,562	$(4,782)	$96,780

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

4.Balance Sheet Components, continued

Notes receivable

On April 9, 2025, the Company advanced $450,000 note receivable to NYIAX as part of the NYIAX transaction described in Note 10 Commitments and Contingencies. The Company derecognized the asset due to probability of non-payment and expensed to the line item research and development in the condensed consolidated statement of operations for the six months ended June 30, 2025.

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

The above notes receivable are netted on the condensed consolidated balance sheet in “convertible note payable, net related party” as of June 30, 2025 as there is a right of offset included in the DV Convertible Note and the four amended note receivable agreements above. On February 14, 2025, $136,000 was paid off as a result of the February 2025 Offering (defined below) in which a portion of proceeds in the 2025 Offering (defined below) were used to satisfy principal on the EOS note receivables. The proceeds from the financings in April 2025 and May 2025 (See Note 5 for details on the 2025 Offerings) were netted with the note receivable balance in the three months ended June 30, 2025 and as a result the balance is no longer outstanding as of June 30, 2025.

At June 30, 2025, the Company had recognized approximately $5,000 of interest income on the Notes Receivable.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

4.Balance Sheet Components, continued

Deposits for Business Combination

On December 19, 2024 the Company entered into an asset purchase agreement with CompuSystems Inc (“CSI”) as amended on December 30, 2024, February 25, 2025 and March 31, 2025 (the “CSI Purchase Agreement”) where the Company agreed to purchase, assume and accept from CSI all of the rights, title and interests used in the acquired business, and products and services solely to the extent they utilize the transferred assets, including CSI’s customer contracts, trademarks and other intellectual property (the “CSI Acquisition”). Pursuant to the CSI Purchase Agreement, the Company made an exclusivity deposit and a break-up fee deposit totaling $2.0 million. The acquisition was completed on May 20, 2025 and thus the acquisition deposits are recorded as part of purchase consideration in note 3.

Accrued liabilities (in thousands):

	June 30,	December 31,
	2025	2024
Customer advance	$1,004	$171
Accrued compensation	525	217
Accrued lease liability, current portion	115	106
Accrued vacation	404	407
Accrued audit fees	249	224
Accrued payable to NYIAX	1,088	—
Accrued other	357	209
Total accrued liabilities	$3,742	$1,334

5.	Borrowings

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

5.	Borrowings, continued

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

Pursuant to the DV Convertible Note, if, at any time while the DV Convertible Note is outstanding, the Company enters into any capital raising or financing transaction, including without limitation any issuance by the Company of shares of common stock or common stock equivalents (as defined in the DV Convertible Note) for cash consideration, indebtedness or a combination of units thereof (each, a “Subsequent Financing”), then the Company shall first pay to EOS Holdings at least 10% of the gross proceeds of such Subsequent Financing to redeem all or a portion of the DV Convertible Note, plus accrued but unpaid interest, plus liquidated damages, if any, and any other amounts then owing to EOS Holdings. If the aggregate gross proceeds of Subsequent Financings reach or exceed $50.0 million, then the Company shall repay the DV Convertible Note in full, including accrued but unpaid interest, liquidated damages, if any, and any other amounts, then owing to EOS Holdings.

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

The Company elected the fair value method for the DV Convertible Note outstanding of $10.0 million as of December 31, 2024 due to the embedded derivatives identified within the agreement requiring recurring fair value measurements. The note is valued using level 3 inputs. See Note 6, Fair Value Measurements for further information on inputs.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

5.	Borrowings, continued

On February 14, 2025, the Company paid a portion of principal and interest of $406,000, net, as a result of the February 2025 Public Offering (defined below in Note 7). On April 2, 2025 and May 20, 2025 in connection with the 2025 Notes financing, the Company paid an aggregate of $675,000 in principal balance and the balance as of June 30, 2025 and December 31, 2024 was $8.8 million and 10.0 million. The fair value was $7.3 million as of June 30, 2025. See Note 6 fair value measurements for further disclosures.

The DV Convertible Note was netted with the notes receivable from EOS Holdings in “convertible note payable, net, related party” on the condensed consolidated balance sheets as of December 31, 2024 as EOS Holdings agreed to offset the outstanding balance on the DV Convertible Note with the notes receivable at maturity or at a qualifying capital raising or financing transaction noted above. The notes receivable from EOS Holdings was fully paid off in the three months ended June 30, 2025 due to the financing activity noted above.

Securities Purchase Agreement

On April 3, 2025, the Company completed the initial closing of its previously announced transaction (the “April 2025 Offerings”) in which, pursuant to a securities purchase agreement (the “April 2025 Purchase Agreement”) between the Company and certain institutional investors (the “April 2025 Purchasers”), dated March 31, 2025, the April 2025 Purchasers agreed to purchase from the Company (a) in a registered direct offering, senior secured convertible notes having an aggregate principal amount of $5.5 million (the “Initial Notes”) for an aggregate purchase price of $5.0 million and senior secured convertible notes having an aggregate principal amount of $11.1 million (the “Additional Notes”, and together with the Initial Notes, the (“2025 Notes”) for an aggregate purchase price of $10.0 million upon satisfaction of certain closing conditions applicable to the Initial Notes and Additional Notes, respectively and (b) in a concurrent private placement, common stock purchase warrants (“2025 Warrants”) to purchase up to 19,346,101 shares of common stock of the Company, of which warrants to purchase up to 6,448,700 shares of common stock were issued in connection with the issuance of the Initial Notes (the “April 2025 Initial Warrants”) and warrants to purchase up to 12,897,401 shares of common stock will be issued in connection with the issuance of the Additional Notes (the “Additional Warrants”). The warrants meet the equity classification guidance. See note 7 for additional information.

The closing of the Additional Notes and Additional Warrants (the “Additional Closing,” and together with the initial closing, the “2025 Closings”) took place on May 20, 2025. The Company received stockholders approval of the issuance of the shares of common stock issuable upon conversion of the 2025 Notes and exercise of the 2025 Warrants and a one-time reset, at the Company’s option, of the exercise price of outstanding common stock purchase warrants held by the April 2025 Purchasers that do not contain “alternative cashless exercise” features ( “Stockholder Approval”).

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

2025 Convertible Notes

The 2025 Notes carry a 10% original issue discount, and mature 18 months from the date of issuance. No interest accrues during the term of the 2025 Notes, unless an event of default occurs, in which case interest will accrue at a rate of 12% per annum. The obligations under these 2025 Notes rank senior to all other existing indebtedness and equity of the Company. The 2025 Notes are convertible into shares of the Company’s common stock at any time at the option of the holders thereof, in whole or in part, into such number of shares of common stock (the “Conversion Shares”) at an initial conversion price equal to $1.00 per share (the “Conversion Price”). Alternatively, the Notes are convertible at a price (the “Alternate Conversion Price”) equal to the greater of (x) the Floor Price (as defined below) and (y) 90% of the lowest volume weighted adjusted price of the shares of Common Stock (the “VWAP”) in the ten (10) trading days prior to the applicable conversion date (“Alternate Conversions”).

The conversion price of the 2025 Notes is subject to a floor price of $0.1794 (the “Floor Price”).

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

5.	Borrowings, continued

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

The Company elected the fair value option to account for the 2025 Notes. The fair value on issuance of the 2025 Notes was $23.2 million which exceeded the proceeds of $13.7 million by $9.5 million for which the Company recorded a day one loss. The financing terms were deemed reasonable due to the Company’s liquidity position. Accordingly, the Company recorded in interest expense a charge of $6.5 million to mark the 2025 Notes to fair value in the condensed consolidated statement of operations. The original issue discount of $1.7 million and fees of $1.3 million were expensed in interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2025. In the three months ended June 30, 2025, the 2025 Notes were partially converted for 1,111,111 principal and 1,845,945 shares of common stock in cashless conversions. The fair value of the 2025 Notes converted was $1.6 million and was recorded to additional paid in capital on the condensed consolidated balance sheets and was estimated used inputs of the level 3 hierarchy. The fair value of the 2025 Notes at June 30, 2025 was $21.0 million also estimated using inputs from the level 3 hierarchy. See Note 6 fair value measurements for further disclosures.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

5.	Borrowings, continued

CSI Convertible Notes

In connection with the CSI Asset Purchase Agreement, the Company issued the CSI Convertible Notes in an aggregate principal amount of $15.0 million, each due on the second anniversary of the closing (the “Maturity Date”). The Company agreed to pay interest to CSI on the aggregate unconverted and then outstanding principal amount of the First Convertible Note and Second Convertible Note at the rate of five percent (5%) per annum, and on the aggregate unconverted and then outstanding principal amount of the Initial Convertible Note at the rate of ten percent (10%) per annum. The Company agreed to pay interest accruing from the six-month anniversary of the closing on the First Convertible Note and from the nine-month anniversary of the closing on the Second Convertible Note on the unpaid balance of such principal amount no less frequently than quarterly per calendar quarter. The payment of the accrued interest shall occur on the last business day of each calendar quarter.

If the Initial Convertible Note has not been satisfied in full within three (3) months after the Closing Date, then at CSI’s option, it shall be convertible to shares of common stock, in increments of $500,000, at a price of $1.14 per share. The Company shall also repay the principal amount and all accrued interest under the Initial Convertible Note in full, without a penalty, within three (3) business days after the Company raises an additional amount of capital totaling at least $15.0 million.

The First Convertible Note can be converted, partially or entirely, into shares of common stock, any time after the six-month anniversary of the closing until the First Convertible Note is fully paid off. The Second Convertible Note can be converted, partially or entirely, into shares of common stock, any time after the nine-month anniversary of the closing until the Second Convertible Note is fully paid off. The First Convertible Note and Second Convertible Note use a conversion price equaling to the average VWAP during the thirty (30) consecutive trading days ending on the trading day that is immediately prior to the conversion date subject to a floor price of $1.40 per share and ceiling price of $2.50 per share (the “Conversion Price”). The entire outstanding principal and accrued interest shall automatically be converted into shares of common stock on the Maturity Date at the Conversion Price.

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification. The CSI Convertible Notes were measured at fair value at issuance of aggregate of $9.7 million. Refer to Note 3 for more details. The CSI Convertible Notes carrying value at June 30, 2025 was $10.1 million, net of a discount of $5.1 million. Discount accretion of $0.2 million was recorded in the three and six months ended June 30, 2025.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

6.Fair Value Measurements, continued

●	Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity. The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 by level within the fair value hierarchy, are as follows:

(in thousands)	June 30, 2025
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible note payable	$—	$—	$28,329
Warrant liabilities	$—	$—	$9

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s 2025 Notes that are categorized within Level 3 of the fair value hierarchy as of June 30, 2025 is as follows:

Inputs	June 30, 2025	Initial valuation
Stock price	0.67	$0.740
Conversion price	$1.00 - $0.179	$1.00 - $0.179
Conversion discount	90%	90%
Volatility (annual)	101.71% - 185.14%	91.15% - 183.12%
Risk-free rate	3.82% - 4.19%	4.9% - 4.12%
Dividend rate	—	—
Years to maturity	.09 - 1.27	0.33 - 1.51
Estimated future financing amount	$25 million	$25 million
Discount rate	18.76%	14.46%

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s DV Note that are categorized within Level 3 of the fair value hierarchy as of June 30, 2025 is as follows:

Inputs	June 30, 2025
Stock price	0.67
Conversion price	$1.12
Volatility (annual)	170.84%
Risk-free rate	3.63%
Dividend rate	—
Years to maturity	2.5
Estimated future financing amount	$25 million
Discount rate	18.13%

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

6.Fair Value Measurements, continued

(in thousands)	December 31, 2024
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
Liabilities:	(Level 1)	(Level 2)	(Level 3)
Convertible note payable	$—	$—	$10,000
Warrant liabilities	$—	$—	$664

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2025 or 2024.

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

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2025 and 2024. For June 30, 2025, the fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: common stock price of $0.67; exercise price of $3.20 to $1,574; expected yield of 0.0%; expected volatility of 162.8%; risk-free interest rate of 3.68% and expected life of 2.4 to 2.59 years.

	For the six months ended June 30,
(in thousands)	2025	2024
Beginning balance	$664	$5,460
Additions	—	8,701
Change in fair value	(19)	29,126
Exercise of warrant liabilities	—	(587)
Repurchase	(621)	(824)
Conversion of liability warrants to equity warrants	(15)	(41,851)
Ending balance	$9	$25

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liabilities in the condensed consolidated statements of operations.

Convertible Notes

As described in Note 5, the Company elected the fair value option on the DV Convertible Note issued on December 31, 2024. The Company uses level 3 inputs to measure the fair value in subsequent periods. The Company recorded a $1.4 million gain on the DV Convertible Note for the six months ended June 30, 2025.

As described in Note 5, the Company elected the fair value option on the 2025 Convertible Notes issued in the three months ended June 30, 2025 and recorded a net loss of $8.8 million. The Company uses level 3 inputs to measure the fair value in subsequent periods.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

6.Fair Value Measurements, continued

The following table includes a summary of changes in fair value of the Company’s convertible notes.

	For the six months ended June 30,
(in thousands)	2025	2024
Beginning balance	$10,000	$—
Additions	13,942	—
Change in fair value recorded in interest expense	7,456	—
Payment on DV note	(1,524)	—
Conversion of 10% notes	(1,545)	—
Ending balance	$28,329	$—

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity

February 2024 Series B Preferred Stock and Series B Preferred Stock Warrants Repurchase

On February 13, 2024, the Company and its Series B Preferred Stock and Series B Preferred Stock Warrants holders entered into an arrangement where the Company agreed to repurchase 62,657 Series B Preferred Stock shares and 81,315 Series B Preferred Stock warrants for a total of $6.3 million. Unamortized discounts to the Series B Preferred Stock of $5.4 million were immediately recorded as a deemed dividend as of repurchase date. The remaining fair value of the Series B Preferred Stock Warrant Liability of $824,000 was adjusted against additional paid-in-capital on repurchase date.

Other Deemed Dividends

The total of deemed dividends (as discussed in this section, the Conversion of Series B Preferred Stock and February 2024 Series B Preferred Stock and Series B Preferred Stock Warrants Repurchase sections above) amounted to $5.8 million for the year ended December 31, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s consolidated statement of operations.

Common Stock

February 2024 Issuance of Common Stock and Pre-Funded Common Stock Warrants

On February 13, 2024, the Company consummated a public offering (the “February 2024 Public Offering”) of 158,227 units (the “February Units”) and 867,373 pre-funded units (the “February Pre-Funded Units”). Each February Unit was issued at $9.75 per unit and included one share of common stock and one common stock warrant (the “February Common Warrants”) exercisable for one share of common stock at a $9.75 exercise price. Each February Pre-Funded Unit was issued at $9.735 per unit and included one pre-funded common stock warrant (the “February Pre-Funded Warrants”), exercisable for one share of common stock at an initial exercise price of $0.015 and one February Common Warrant. The gross proceeds from the issuance of the February Units and the February Pre-Funded Units were $1.5 million and $8.4 million, respectively, for total aggregate proceeds of $10.0 million before broker fees and related expenses of approximately $998,000. As a result of certain price protection clauses, the February Common Warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Accordingly, of the $10 million gross proceeds from the February 2024 Public Offering, an amount of $6.3 million, representing the fair value of the February Common Warrants as of the issuance date was allocated to the February Common Warrants liability, with the residual proceeds of $3.7 million allocated to the common stock and February Pre-Funded Warrants, which met the criteria for equity classification.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

March 2024 Issuance of Common Stock, Prefunded Common Stock Warrants and Common Stock Warrants

On March 26, 2024, the Company entered into a Securities Purchase Agreement with certain purchasers where the Company issued 417,833 shares of common stock, 93,342 pre-funded common stock warrants (the “March Pre-Funded Warrants”) and common stock warrants (the “March Common Warrants”) to purchase up to 511,175 shares of common stock at an initial exercise price of $6.00 per share (known in aggregate as the “March 2024 Offering”). Total proceeds per the Securities Purchase Agreement amounted to $2.3 million before broker fees and other related expenses of approximately $388,000. As a result of certain price protection clauses, the March Common Warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Accordingly, of the $2.3 million gross proceeds from the March public offering, an amount of $1.2 million, representing the fair value of the March Common Warrants as of the issuance date was allocated to the March Common Warrants liability, with the residual proceeds of $1.1 million allocated to the common stock and March Pre-Funded Warrants, which met the criteria for equity classification.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

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

Warrants for Common Shares

A summary of the warrant activity and related information for the three and six months ended June 30, 2025 and 2024 is provided as follows.

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

For the Three and Six Months Ended June 30, 2025 and 2024

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

For the Three and Six Months Ended June 30, 2025 and 2024

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

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

April 2025 Cashless Warrant Exercises

On April 1, 2025, 2,989,887 shares of common stock were issued pursuant to the cashless exercise terms of the warrants issued between April 2024 through September 2024.

April and May 2025 Warrants

In connection with the April 2025 Offerings, the Company issued 6,448,700 warrants to purchase common stock on April 3, 2025 and 12,897,401 warrants to purchase common stock on May 19, 2025. The 2025 Warrants have an initial exercise price of $0.8615 per share. The Initial Warrants are exercisable and expire five (5) years from the date of such effectiveness. The Additional Warrants are exercisable immediately upon issuance and expire five (5) years from the date of issuance. The exercise price of the 2025 Warrants is subject to (a) downward adjustment in the event the Company issues shares of common stock or common stock equivalents having an effective price lower than the then current exercise price of the 2025 Warrants, subject to certain exceptions and (b) standard, proportional adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes. The Warrants contain 4.99/9.99% beneficial ownership limitations. The warrants met the requirements for equity classification and the fair value upon issuance was recorded to interest expense on the condensed consolidated statement of operations for $16.7 million due to the fair value of the 2025 Convertible Notes exceeding proceeds on issuance.

During the six months ended June 30, 2025, three holders of warrants executed their right under the “alternative cashless exercise” provision to effect a cashless exercise of a total of 6,235,998 shares of common stock.

Warrants exercisable as of June 30, 2025 exclude warrants to purchase 1 share of common stock issued to a marketing firm, which vest upon the achievement of certain milestones, warrants to purchase 475,713 shares of common stock issued to the Placement Agents (defined below in Note 13), and warrants to purchase 12,068 shares of common stock issued to investors that participated in the February 2024 Public Offering that requires shareholder approval prior to the warrants being exercisable.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Information regarding warrants for common stock outstanding and exercisable as of June 30, 2025 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	June 30, 2025	Life (years)	June 30, 2025
$0.86 - $2.21	31,225,786	4.8	30,799,666
$3.20 - $6.00	465	2.3	465
$1,574.00 - $22,800.00	5,845	2.6	5,845
$38,250.00 - $66,900.00	77	0.6	76
$1.57*	31,232,173	4.8	30,806,052
*	Weighted average

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2024 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2024	Life (years)	December 31, 2024
$1.83 - $2.21	12,589,095	3.9	9,746,909
$3.18 - $3.48	618,617	7.0	618,617
$5.06 - $6.00	320,559	7.3	320,559
$1,574.00 - $30,000.00	5,860	3.0	5,860
$38,250.00 - $262,500.00	203	0.6	202
$3.87*	13,534,334	4.1	10,692,147
*	Weighted average

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

8.Stock-Based Compensation

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. At a Special Meeting of Stockholders on January 24, 2023, the Company’s stockholders approved certain amendments to the LTIP to: (i) increase the annual share limit of common stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP), and (ii) permit immediately quarterly calculations based on the number of shares of common stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year. At a Special Meeting of Stockholders on March 15, 2024, the Company’s stockholders further approved an amendment to the LTIP to increase the annual share limit of common stock that may be issued only for the 2024 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP). At the annual meeting of stockholders held on December 20, 2024 stockholders voted to remove the annual share limit of common stock that may be issued for a certain fiscal year under the LTIP. As a result of this change, the maximum number of shares of common stock that may be subject to equity awards is limited to 15% of the shares of common stock outstanding, which calculation is made using the number of common stock outstanding as of the first trading day of each fiscal quarter. As of June 30, 2025, up to 2,890,815 shares of common stock are available for grants to participants under the LTIP.

A summary of activity related to restricted stock awards with service-based vesting conditions for the six months ended June 30, 2025 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2025	669,344	$3.08
Granted	7,367,625	$0.87
Vested	(447,883)	$1.71
Forfeited	(184,535)	$1.88
Non-vested as of June 30, 2025	7,404,551	$1.01

A summary of activity related to restricted stock awards with performance-based vesting conditions for the six months ended June 30, 2025 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2025	—	$—
Granted	1,955,000	$1.04
Vested	—	$—
Forfeited	—	$—
Non-vested as of June 30, 2025	1,955,000	$1.04

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

8.Stock-Based Compensation, continued

As of June 30, 2025, the unamortized compensation costs related to the unvested restricted stock awards with service based vesting conditions was approximately $7.1 million which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.45 years. As of June 30, 2025, the unamortized compensation costs related to the unvested restricted stock awards with performance based vesting criteria was $1.7 million which is to be amortized on a straight-line basis over a weighted-average period of approximately 2 years. These performance awards vest upon the achievement of the Company’s aggregate revenue equaling or exceeding $40.0 million over a trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. The performance awards are assigned a 100% probability to achieve the performance conditions.

For the three and six months ended June 30, 2025, 57,089 shares of restricted stock awards were released under the LTIP with an intrinsic value of $47,081.

Inducement Grants

On September 13, 2021, Eric Almgren joined the Company as Chief Strategist and was issued 21 shares of restricted common stock as an inducement grant (“September 2021 Inducement Grant”). As of June 30, 2025, all compensation cost related to the September 2021 Inducement Grant was expensed. As of June 30, 2025, 16 shares are unvested.

On September 30, 2024, the Company issued 70,000 shares of restricted common stock at a fair value per share of $1.77, to Stanley Mbugua, the Company’s Chief Accounting Officer, as an inducement grant (“September 2024 Inducement Grant”) pursuant to an inducement award agreement dated as of the same date. Due to the Company closing the acquisition of Data Vault on December 31, 2024, the September 2024 Inducement Grant vesting was fully accelerated due to the change in control that occurred. As of June 30, 2025, there is no unamortized compensation cost related to the September 2024 Inducement Grant.

On January 2, 2025, the Company issued 1,200,000 units of restricted stock at a fair value per share of $2.04, to Nathaniel Bradley, the Company’s Chief Executive Officer, as an inducement grant (“Bradley Inducement Grant”) pursuant to an inducement award agreement dated December 31, 2024. Of this grant, 600,000 units have service-based conditions and vest in 3-month equal installments over a 36-month period, while the other 600,000 units have performance-based condition and vest upon the Company’s aggregate revenue equaling or exceeding $40,000,000 over trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. As of June 30, 2025, the unamortized compensation cost related to the Bradley Inducement Grant was approximately $1,958,000 which is being amortized on a straight-line basis over a period of 2.15 years.

On May 20, 2025, the Company issued 500,000 units of restricted stock at a fair value per share of $0.97, to Mark LoGuirato, as an inducement grant (“LoGuirato Inducement Grant”) pursuant to an inducement award agreement dated May 20, 2025. Of this grant, 250,000 awards have service-based conditions and vest in 3-month equal installments over a 36-month period, while the other 250,000 awards have performance-based condition and vest upon the Company’s CSI revenue equaling or exceeding $25,000,000 over trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. As of June 30, 2025, the unamortized compensation cost related to the LoGuirato Inducement Grant was approximately $459,000 which is being amortized on a straight-line basis over a period of 2.25 years.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

8.Stock-Based Compensation, continued

2022 Plan

A summary of activity related to restricted stock units under the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) for the six months ended June 30, 2025 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2025	14	$6,407.00
Granted	—	$—
Vested	(2)	$6,500.00
Forfeited	—	$—
Non-vested as of June 30, 2025	12	$6,392.00

As of June 30, 2025, the unamortized compensation cost related to the unvested restricted stock units was approximately $46,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 0.97 years.

For the six months ended June 30, 2025, no shares of restricted stock units were released under the 2022 Plan. For the six months ended June 30, 2024, 3 shares of restricted stock units were released under the 2022 Plan.

9.	Income Taxes

The Company recorded no provision for income taxes for the six months ended June 30, 2025 and 2024.

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

As of June 30, 2025 and December 31, 2024, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the six months ended June 30, 2025 and 2024 was calculated on a jurisdiction basis.

10.	Commitments and Contingencies

Operating Leases

The Company leases office space under a non-cancellable operating lease that expired in January 2024 and had an option to renew this lease, with renewal rates to be negotiated. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable leasehold improvements is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

10.	Commitments and Contingencies, continued

The following table reflects our lease assets and our lease liabilities at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$493	$536

Liabilities:
Operating lease liabilities, current	$115	$106
Operating lease liabilities, non-current	$492	$553

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the condensed consolidated balance sheets.

Lease Costs:

The components of lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$21	$42	$68	95
Short term lease cost	$17	$7	24	15
Total lease cost	$38	$49	$92	110

As of June 30, 2025, the maturity of operating lease liabilities was as follows (in thousands):

Payments due in:
Year ending December 31, 2025 (6 months remaining)	$92
Year ending December 31, 2026	189
Year ending December 31, 2027	194
Year ending December 31, 2028	200
Year ending December 31, 2029	103
Total minimum lease payments	778
Less: Amounts representing interest	(171)
Present value of operating lease obligations	$607

Lease Term and Discount Rate:

June 30, 2025
Weighted-average remaining lease term (in years)	4.00
Weighted-average discount rate	13.0%

The discount rate was calculated by using the Company’s estimated incremental borrowing rate.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

10.	Commitments and Contingencies, continued

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Operating cash outflows from operating leases	$46	$91

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

NYIAX Agreements

Exchange Agreement

On March 16, 2025, the Company entered into a share exchange agreement (the “Exchange Agreement”) with NYIAX, Inc., a Delaware corporation (“NYIAX”), pursuant to which NYIAX exchanged 900,000 shares (the “NYIAX Shares”) of NYIAX’s common stock, par value $0.0001 per share (the “NYIAX Common Stock”), for aggregate consideration of up to 5,000,000 shares of common stock (collectively, the “Exchange”). The Exchange Agreement closed on April 9, 2025.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

10.	Commitments and Contingencies, continued

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

10.	Commitments and Contingencies, continued

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

The Company recorded the first and second allotment of common stock of 750,000 shares for total of 1,500,000 shares as research and development expense of $1.1 million on the condensed consolidated statement of operations for the use of NYIAX IP as described above. No revenue has been recorded under the agreements.

11.	Related Parties

Nathaniel Bradley and EOS Holdings

Nathaniel Bradley, the Chief Executive Officer (“CEO”) of the Company, is a control person of EOS Holdings which became a related party of the Company at the close of the DV Asset Acquisition on December 31, 2024. In addition, Sonia Choi, the Company’s Chief Marketing Officer is the spouse of the Company’s CEO and holds the position of Chief Marketing Officer of EOS Holdings, a related party of the Company. EOS Holdings received 3,999,911 shares of common stock of the Company at the close of the transaction. As described in Note 5 Borrowings, the Company owes $8.3 million of principal balance under the DV Convertible Note to EOS Holdings as of June 30, 2025. The Company has recorded $5,000 in interest income on the notes receivable for the six months ended June 30, 2025.

In addition to the DV Convertible Note and the Data Vault Note Balance, on January 16, 2025, the Company entered into a Transition Services Agreement (“Transition Services Agreement”) to receive from EOS Holdings, employees to provide transition services in connection with the Acquired Assets for a period of up to three months. For the three and six months ended June 30, 2025, the Company has paid $428,000 and $501,000 to EOS Holdings and has a balance due to EOS as of June 30, 2025 of $97,000. No fees were paid to EOS Holdings during the quarter ended June 30, 2025 in connection with the Transition Services Agreement.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

11.	Related Parties, continued

For the three months ended June 30, 2025 and 2024, Hansong Technology purchased modules from the Company of approximately $26,000 and $10,000, respectively, and made payments to the Company of approximately $0 and $0, respectively. At June 30, 2025 and 2024, Hansong Technology owed the Company approximately $61,000 and $39,000, respectively. For the three months ended June 30, 2025 and 2024, Hansong Technology sold speaker products to the Company of approximately $1,000 and $1,000, respectively, and the Company made payments to Hansong Technology of approximately $2,000 and $63,000 respectively. At June 30, 2025 and 2024, the Company owed Hansong Technology approximately $42,000 and $163,000, respectively.

For the six months ended June 30, 2025 and 2024, Hansong Technology purchased modules from the Company of approximately $37,000 and $35,000, respectively, and made payments to the Company of approximately $0 and $0, respectively. For the six months ended June 30, 2025 and 2024, Hansong Technology sold speaker products to the Company of approximately $1,000 and $1,000, respectively, and the Company made payments to Hansong Technology of approximately $2,000 and $88,000, respectively.

As of June 30, 2025 and December 31, 2024, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

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

The Company operates in one business segment. Our chief decision-maker, the Chief Executive Officer, evaluates our performance based on company-wide consolidated results. We are evaluating the impact of the CSI acquisition on our segment determination and expect to conclude that analysis in the third quarter of 2025.

The following table reflects results of operations of the Company’s reportable segment (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$1,735	$345	$2,364	$600
Cost of net revenue	1,700	334	2,260	672
Salaries, benefits, and stock based compensation expense	4,664	2,303	8,223	4,587
Other segment expenses	5,335	3,085	8,951	4,856
Depreciation and amortization expense	2,500	28	4,825	48
Interest (expense), net	(24,646)	(4)	(24,766)	(1,269)
Other (expense) income, net	(1)	(37,256)	(13)	(29,126)
Income tax expense	5	—	5	—
Net loss	$(37,116)	$(42,665)	$(46,679)	$(39,958)

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

12.Segment Information continued

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Asia Pacific	$199	$264	$565	$351
North America	1,477	26	1,615	115
Europe	59	55	184	134
Total	$1,735	$345	$2,364	$600

Substantially all of our long-lived assets are located in the United States.

13.	Subsequent Events

On July 13, 2025, the Company entered into a Stock Purchase Agreement (the “API Purchase Agreement”) with API Media Innovations Inc., a New Jersey corporation (“API Media”), David Reese and Frank Tomaino (Mr. Tomaino together with Mr. Reese, the “Sellers” and each a “Seller”), pursuant to which the Company agreed to purchase from the Sellers all of the outstanding shares of common stock of API Media (the “API Shares”) for an aggregate purchase price of (i) an amount in cash equal to $6.0 million, (ii) 5,117,188 shares of common stock of the Company, and (iii) $2.0 million payable in the aggregate in the form of convertible promissory notes by the Company to the Sellers (the “API Notes”).

The API Notes shall be in a form agreed to among the Company and the Sellers and will payable in eight equal quarterly installments at the end of every three months following the closing of the purchase and sale of the API Shares (the “API Closing”), with the final payment due on the second anniversary of the API Closing. The Company has agreed to pay interest at the rate of ten percent (10%) per annum. At any time and at the Sellers’ option, the unpaid balance of the API Notes shall be convertible to common stock, in increments of $250,000, at a price of $1.14 per share. Any unconverted balance of the API Notes shall be paid in cash on the second anniversary of the API Closing.

The API Purchase Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations. If required by the applicable rules and regulations of the Nasdaq Capital Market, the Company will obtain a written consent of the Company’s stockholders to issue the shares of common stock to the Sellers and inform the stockholders of the Company of the receipt of the stockholder consent by preparing and filing with the U.S. Securities and Exchange Commission an information statement with respect thereto; provided, however, that in the event the Company is unable to obtain such prior written consent, then the Company shall organize a stockholders meeting and obtain such stockholders’ approval in a duly convened stockholders’ meeting.

The API Closing is conditioned on Mr. Reese and Mr. Tomaino entering into and delivering to the Company a consulting agreement, the form of which shall be mutually agreed upon. Additionally, the API Closing is conditioned on the Company completing one or more financings totaling a minimum of $10.0 million in net proceeds.

Pursuant to the Purchase Agreement, the API Purchase Agreement can be terminated by mutual written consent of the parties, and also by either party, since the outside date, August 12, 2025 (the “Outside Date”) has passed, and the closing has not been consummated by the Outside Date. Additionally the API Purchase Agreement can be terminated by either party if a final, non-appealable order, decree or ruling enjoining or otherwise prohibiting consummation of the purchase has been issued by any governmental authority or if the other party is in breach of the API Purchase Agreement which has not been cured within ten (10) days of written notice of such breach (provided that such terminating party has not committed a material breach which is the principal cause of the failure to close). In the event that the API Purchase Agreement is terminated by the Company for a reason other than as permitted by the API Purchase Agreement, the Company shall pay to the Sellers an irrevocable and non-refundable breakup fee, in cash equal to $1.0 million, pursuant to the terms provided for in the API Purchase Agreement.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

13.	Subsequent Events, continued

July 2025 ATM Program, Equity Distribution Agreement and Waiver Agreements

On July 21, 2025, the Company entered into an equity distribution agreement (the “July 2025 EDA”) with Maxim Group LLC, as agent, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50,000,000 from time to time through Maxim Group LLC.

Any sales of shares of Common Stock pursuant to the July 2025 EDA will be made pursuant to a shelf registration statement (the “Registration Statement”) on Form S-3 (File No. 333-288538) (the “Registered Offering”), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 7, 2025 and declared effective by the SEC on July 9, 2025, the prospectus contained therein and a prospectus supplemental relating to the Registered Offering dated July 22, 2025.

Maxim Group LLC may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including, without limitation, sales made directly on The Nasdaq Capital Market or sales made into any other existing trading market for the Company’s common stock or to or through a market maker. Subject to the terms and conditions of the July 2025 EDA, Maxim Group LLC will use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon its instructions (including any price, time or size limits or other parameters or conditions that we may impose). The Company will pay to Maxim Group LLC a cash commission of up to 3.0% of the gross proceeds from the sale of any shares of common stock by Maxim Group LLC under the July 2025 EDA. The Company and Maxim Group LLC have also provided each other with customary indemnification rights.

The Company is not obligated to make any sales of common stock under the July 2025 EDA and no assurance can be given that it will sell any shares under the July 2025 EDA, or, if it does, as to the price or number of shares that it will sell, or the dates on which any such sales will take place. The July 2025 EDA may be terminated by either party as set forth in the July 2025 EDA.

Also on July 21, 2025, the Company entered into an agreement (the “Waiver Agreement”) with the April 2025 Purchasers party to the April 2025 Purchase Agreement, pursuant to which the April 2025 Purchasers waived the provisions relating to variable rate transactions contained in Section 4.12(b) of the April 2025 Purchase Agreement for a period of 60 days and the provisions relating to participation rights contained in Section 4.19 of the April 2025 Purchase Agreement, and the Company agreed that until the earlier to occur of (a) the end of the 60-day period beginning on the trading date after the date of the Waiver Agreement, and (b) when no Purchaser holds any of the Notes (as defined in the April 2025 Purchase Agreement), the Company will not sell shares of Common Stock pursuant to the July 2025 EDA (a)(i) on any trading day in an amount exceeding 10% of the trading volume of the shares of Common Stock on such trading day during regular trading hours, or (ii) outside of regular trading hours, (b) at a per share price below $1.10, or (c) in an aggregate amount exceeding $25,000,000. The Company also agreed to issue an aggregate of 5,000,000 shares of Common Stock to the April 2025 Purchasers on the date the Company receives stockholder approval for such issuance under applicable stock exchange rules.

July 2025 Subscription Agreement

On July 25, 2025, the Company entered into a subscription agreement (the “Subscription Agreement”) with a certain investor, pursuant to which the Company sold to the investor an aggregate of 284,091 unregistered shares of the Company’s common stock (the “Subscription Securities”) in a private placement, for an aggregate subscription amount of $250,000. The Subscription Securities are subject to certain transfer restrictions pursuant to the Subscription Agreement. The Subscription Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

13.	Subsequent Events, continued

Web Access Intellectual Property Purchase Agreement

On July 30, 2025, pursuant to the certain Settlement Agreement and Release of All Claims dated as of July 30, 2025 (the “Settlement Agreement”), the Company” entered an intellectual property purchase agreement (the “Web Access IP Purchase Agreement”) with Web Access, LLC (“Web Access”), pursuant to which the Company agreed to purchase certain intellectual property and other related assets and liabilities from Web Access (the “Web Access IP Assets”).

The Company agreed to acquire the Web Access IP Assets in exchange for the issuance of 3,000,000 shares of common stock. Web Access and an affiliate of Web Access will have certain registration rights for (i) the shares and (ii) an additional 300,000 shares of outstanding common stock pursuant to the Settlement Agreement, pursuant to that certain registration rights agreement with the Company and the holders of the registrable securities, dated as of July 30, 2025 (the “Registration Rights Agreement”).

The Company has acquired no rights in relation to any intellectual property related to Web Access’s “Weed Wagon” intellectual property. Web Access has no further right to use of the Web Access IP Assets and shall not use any confusingly similar marks or domain names.

The Web Access IP Purchase Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including, without limitation, certain third-party agreements. The Company’s CEO, Nathaniel Bradley, is a member and manager of Web Access.

Intellectual Property Sale and Assignment Agreement

On July 12, 2025, the Company entered into an intellectual property sale and assignment agreement (the “IP Sale and Assignment Agreement”) with Turner Global Media, LLC (“TGM”), pursuant to which the Company agreed to purchase, and TGM has agreed to sell and assign, certain intellectual property related to inaudible audio technology owned by TGM (the “TGM IP Assets”).

The Company agreed to acquire the TGM IP Assets from TGM in exchange for (i) the issuance to TGM of 2,500,000 shares of common stock as restricted stock, which are to be issued within 15 days of July 12, 2025 and (ii) a royalty (the “Royalty”) on the total revenue derived by the Company from (a) the sale, licensing, or commercialization of the TGM IP, and/or (b) the patented technology described in the eight patents listed in the IP Sale and Assignment Agreement (the “ADIO Patented Technology”), for the dissemination of audio signals, including inaudible frequencies, through any and all devices capable of producing sound, including but not limited to radios, televisions, streaming platforms, retail shelf talkers, venue sound systems, and wearable portable broadcast devices, before any deductions for taxes, discounts, or other expenses (“Gross Sales”).

The Royalty will be 15% of Gross Sales. The Royalty will be calculated and paid quarterly, within 30 days of the end of the relevant calendar quarter, beginning with the first full calendar quarter following July 12, 2025. If the total Royalty paid to TGM reaches $15 million, the Royalty percentage drops from 15% to 10%. Unless terminated earlier, the IP Sale and Assignment Agreement will expire upon the expiration of the patents included in the ADIO Patented Technology.

The IP Sale and Assignment Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

13.	Subsequent Events, continued

Purchase Commitment for Programs

On July 7, 2025, the Company entered into a purchase commitment for programs with an effective date of June 30, 2025 (the “Purchase Commitment”) with International Business Machines Corporation (“IBM”), pursuant to which the Company has agreed to purchase, and IBM has agreed to sell, certain subscriptions to IBM program offerings (the “Programs”).

Pursuant to the Purchase Commitment, IBM has agreed to license the Programs to the Company for two payments of $18.9 million on June 30, 2025 and $4.8 million on September 30, 2025, respectively (the “Program Payments”). According to an Embedded Solution Agreement (the “Base Agreement”), of which the Purchase Commitment and the Cloud Services Agreement (as defined below) form a part, the Program Payments become due once an invoice is sent from IBM to the Company and are due within 30 days of receipt of the invoice.

Under the Purchase Commitment, the Company must send a report to IBM every 90 days summarizing the use of each Program. The Company may license the Programs to end-users, subject to certain limitations, restrictions, and requirements. The Company must use its own intellectual property to add value to the Programs and describe this value to IBM as well as bundle it within the Programs when licensing to end-users.

The Purchase Commitment includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including in the Base Agreement.

Cloud Services Subscription Agreement

On July 7, 2025, the Company entered into a cloud services subscription agreement with an effective date of June 30, 2025 (the “Cloud Services Agreement”) with IBM, pursuant to which the Company has agreed to purchase, and IBM has agreed to sell, certain subscriptions to IBM cloud services (the “Cloud Services”).

The Company has selected their Cloud Services, with the minimum value of the Cloud Services actually purchased within each annual period being (i) $105,564 in the first year, (ii) $2,111,850 in the second year, and (iii) $4,117,292.40 in the third year. If the Cloud Services purchased in an annual period exceed the minimum, that surplus amount can be removed from the required minimum for the following year. If the Cloud Services purchased in an annual period are below the minimum, the Company must place an order covering the additional amount within seven days of the end of the applicable annual period. If the Company does not place that additional order, IBM may invoice the Company and require the Company to pay that additional amount to reach the minimum for the applicable annual period.

Pursuant to the Cloud Services Agreement, the Company must use its own intellectual property to add value to the Cloud Services for end-users of the Cloud Services.

The Cloud Services Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including in the Base Agreement.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

13.	Subsequent Events, continued

Securities Purchase Agreement

On August 4, 2025, the Company, entered into a Securities Purchase Agreement (the “August Purchase Agreement”) with certain institutional investors (the “August Purchasers”), pursuant to which the August Purchasers agreed to purchase from the Company in a registered direct offering, senior secured convertible notes having an aggregate principal amount of $6.7 million (the “August Initial Notes”) for an aggregate purchase price of $6.0 million and senior secured convertible notes having an aggregate principal amount of $6.7 million (the “August Additional Notes”, and together with the August Initial Notes, the “August Notes”) for an aggregate purchase price of $6.0 million upon satisfaction of certain closing conditions applicable to the August Initial Notes and August Additional Notes, respectively.

The closing of August Initial Notes (the “August Initial Closing”) will take place upon satisfaction of certain customary closing conditions set forth in the August Purchase Agreement and occurred on August 6, 2025. The closing of the August Additional Notes (the “August Additional Closing,” and together with the August Initial Closing, the “August Closings”), subject to the satisfaction of certain additional closing conditions, will take place on or after the date that is 20 calendar days after the mailing by the Company of a definitive information statement on Schedule 14(c) with respect to the approval, by written consent of the Company’s stockholders, of the issuance of the shares of common stock of the Company issuable upon conversion of the August Notes and the issuance of the shares of common stock pursuant to the Exchange Agreement.

Obligations Under the Purchase Agreement

Pursuant to the August Purchase Agreement, the Company agreed, subject to certain exceptions, (i) not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of shares of common stock or securities convertible into shares of common stock until 45 days after the date of each August Closing, and (ii) not to issue certain securities if the issuance would constitute a variable rate transaction until no August Purchasers holds any August Notes.

Pursuant to the August Purchase Agreement, until the date that is 18 months after the date on which the August Notes are no longer outstanding, the August Purchasers have the right, but not the obligation, to participate in any issuance by the Company of any debt, preferred stock, shares of common stock or securities convertible into shares of common stock (a “Subsequent Financing”) up to a maximum of 65% of such Subsequent Financing on the same terms, conditions and price provided to other investors in such Subsequent Financing.

Notes

The August Notes carry a 10% original issue discount, and mature 18 months from the date of issuance. No interest accrues during the term of the August Notes, unless an event of default occurs, in which case interest will accrue at a rate of 12% per annum. The obligations under the August Notes rank senior to all other existing indebtedness and equity of the Company. The August Notes are convertible at any time beginning on the date of stockholder approval at the option of the holders into such number of shares of common stock at an initial conversion price equal to $1.00 per share (the “August Conversion Price”). Alternatively, following the date of the stockholder approval, the August Notes are convertible at the holder’s election, at a price (the “August Alternate Conversion Price”) equal to the greater of (x) the Floor Price (as defined below) and (y) 80% of the lowest volume weighted adjusted price of the shares of Common Stock (the “VWAP”) in the twenty (20) trading days prior to the applicable conversion date (“August Alternate Conversions”).

The conversion price of the August Notes is subject to a floor price of $0.1019 (the “August Floor Price”).

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

13.	Subsequent Events, continued

In the event the August Alternate Conversion Price would be lower than the August Floor Price, the Company is required to compensate the holders of the August Notes by paying the holders in cash an amount (the “August Alternate Conversion Floor Amount”) equal to the product obtained by multiplying (A) the VWAP on the day the holder delivers the applicable conversion notice and (B) the difference obtained by subtracting (I) the number of shares of common stock delivered (or to be delivered) to the holder on the applicable share delivery date with respect to such August Alternate Conversion from (II) the quotient obtained by dividing (x) the applicable conversion amount that the holder has elected to be the subject of the applicable August Alternate Conversion, by (y) the applicable August Alternate Conversion Price without being limited by the August Floor Price.

Under the August Notes, the Company is required to use up to 20% of the proceeds from future financings to redeem the August Notes in an amount equal to the aggregate principal amount of the August Notes being redeemed from such proceeds multiplied by 105%.

The August Notes contain 4.99/9.99% beneficial ownership limitations and customary provisions regarding events of defaults and negative covenants.

Security Agreement and Guarantee

In connection with the registered direct offering (the “August Offering”), the Company agreed to forms of documents to be executed at or prior to the August Initial Closing, consisting of (i) a security agreement (the “August Security Agreement”), which will grant to the holders of the August Notes a security interest in all of the assets of the Company, and (ii) a subsidiary guarantee (the “Subsidiary Guarantee”), pursuant to which certain subsidiaries of the Company will guarantee the Company’s obligations under the Notes.

Exchange Agreements

Pursuant to the August Purchase Agreement, on August 4, 2025, the Company entered into exchange agreements (each, an “August Exchange Agreement”) with certain August Holders of the Company’s common stock purchase warrants. Pursuant to the August Exchange Agreements, the August Holders agreed to exchange (a) their common stock purchase warrants (the “Original Warrants”) exercisable for an aggregate of approximately 31 million shares of common stock, for (b) the same number of shares (the “August Exchange Shares”) of common stock, subject to receipt of the stockholder approval.

The August Exchange Shares, once the stockholder approval is obtained, will be issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(9) thereof.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

13.	Subsequent Events, continued

Amendment of Prior Notes

At the August Initial Closing, the Company is expected to enter into agreements with the August Purchasers to amend those certain senior secured convertible notes issued on April 3, 2025 and May 21, 2025, the 2025 Notes between the Company and the August Purchasers in accordance with a certain Senior Secured Convertible Note Amendment (the “Note Amendment”). Once the Note Amendment is entered into, the conversion price under an “Alternate Conversion will be revised from (a) the greater of (x) the floor price set forth in the 2025 Notes and (y) 90% of the lowest VWAP in the ten (10) trading days prior to the applicable date for the Alternate Conversion to (b) the greater of (x) the floor price set forth in the 2025 Notes and (y) 80% of the lowest VWAP in the twenty (20) trading days prior to the applicable date for the Alternate Conversion.

Placement Agency Agreement

In connection with the August Offering, on August 4, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as placement agent on a “reasonable best efforts” basis in connection with the Offering. Pursuant to the Placement Agency Agreement, the Company agreed to pay the Placement Agent an aggregate fee equal to 8.0% of the gross proceeds raised in the Offering and reimburse the Placement Agent an amount up to $15,000 for expenses in connection with the Offering.

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

Overview

Datavault AI Inc. (Nasdaq: DVLT) is an innovative technology licensing company revolutionizing data management, valuation, and monetization through its portfolio of patented, secure platforms. Our proprietary high-performance computing (“HPC”) infrastructure and advanced software empower global businesses with innovative, AI-driven solutions tailored for the Web 3.0 ecosystem. Central to our offerings are our flagship AI agents—Data Vault®, DataValue®, DataScore®, and Data Vault Bank®—which leverage generative AI to deliver enterprise-grade capabilities for data ownership immutability, real-time experiential observability, precise asset valuation, and secure monetization. Operating through two synergistic divisions—Data Science and Acoustic Science—we optimize revenue streams across industries such as sports, entertainment, biotech, fintech, and energy. With a seasoned executive leadership team and robust engineering expertise, Datavault AI is poised to capitalize on the growing demand for data-driven solutions, unlocking transformative opportunities in an increasingly digital world.

Strategic Acquisition of CompuSystems, Inc.

On May 20, 2025, we finalized the strategic acquisition of CompuSystems, Inc. (“CSI”) assets, a pivotal milestone in our growth strategy. This acquisition enhances our capabilities in event management and data monetization, particularly in the sports, entertainment, and venue markets, by integrating CSI’s historical, present, and future data with our patented Web 3.0 technologies, including Data Vault, Adio, and WiSA.

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

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Revenue

Revenue for the three months ended June 30, 2025 was $1.7 million, an increase of $1.4 million or 403% compared to the revenue for the three months ended June 30, 2024 of $0.3 million. The increase was a result of the acquisition of CSI.

Revenue for the six months ended June 30, 2025 was $2.4 million, an increase of $1.8 million or 294% compared to the revenue for the six months ended June 30, 2024 of $0.6 million. The increase was a result of the acquisition of CSI.

Gross Profit and Operating Expenses

Gross Profit (Deficit)

Gross profit for the three months ended June 30, 2025 was $35,000 compared to a gross profit of $11,000 for the three months ended June 30, 2024. The gross margin as a percent of sales was 2% for the three months ended June 30, 2025, compared to 3% for the three months ended June 30, 2024.

Gross profit for the six months ended June 30, 2025 was 0.1 million compared to a gross deficit of ($72,000) for the six months ended June 30, 2024.

Research and Development

Research and development expenses for the three months ended June 30, 2025 were $4.2 million, an increase of $2.4 million, compared to the research and development expenses for the three months ended June 30, 2024 of $1.8 million. The increase in research and development expenses is primarily driven by the acquisition of NYIAX assets for $1.5 million in exchange for 1,500,000 shares of common stock and a payment of $450,000 to NYIAX, higher headcount resulting in increased salaries, wages, benefits, and stock-based compensation of $0.4 million, and legal expenses related to intellectual property of $0.3 million.

Research and development expenses for the six months ended June 30, 2025 were $6.6 million, an increase of $3.1 million compared to the research and development expenses for the six months ended June 30, 2024 of $3.5 million. The increase in research and development expenses is primarily driven by the acquisition of NYIAX assets for $1.5 million in exchange for 1,500,000 shares of common stock and a payment to NYIAX of $450,000, higher headcount resulting in increased salaries, wages, benefits, and stock-based compensation of $0.8 million and facility expenses of $0.1 million, legal expenses related to intellectual property of $0.4 million and other research and development costs of $0.1 million.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2025 were $1.7 million, an increase of $0.9 million compared to the sales and marketing expenses for the three months ended June 30, 2024 of $0.9 million. The increase in sales and marketing expenses is primarily related to an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $0.6 million and consulting expenses of $0.2 million.

Sales and marketing expenses for the six months ended June 30, 2025 were $3.2 million, an increase of $1.4 million compared to the sales and marketing expenses for the six months ended June 30, 2024 of $1.8 million. The increase in sales and marketing expenses is primarily related to an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $0.8 million, and increased consulting and investor relations expenses of $0.5 million and $45,000, respectively.

General and Administrative

General and administrative expenses for the three months ended June 30, 2025 were $6.5 million, an increase of $3.7 million compared to general and administrative expenses for the three months ended June 30, 2024 of $2.8 million. The increase in general and administrative expenses is primarily driven by higher amortization of intangibles assets of $2.3 million related to the Data Vault asset acquisition that closed on December 31, 2024, an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $1.2 million, increased consulting expense of $0.4 million, increased legal and accounting fees of $0.2 million and $0.2 million, respectively, offset partially by decreases in investor relations and shareholder expenses of $0.8 million and $82,000, respectively.

General and administrative expenses for the six months ended June 30, 2025 were $12.2 million, an increase of $8.0 million, compared to the general and administrative expenses for the three months ended June 30, 2024 of $4.2 million. The increase in general and administrative expenses is primarily driven by higher amortization of intangibles assets of $4.6 million related to the Data Vault asset acquisition that closed on December 31, 2024, an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $1.8 million, increased consulting expense of $0.8 million, increased legal and accounting fees of $0.4 million and $0.1 million, respectively, offset partially by decreases in investor relations and shareholder expenses of $0.1 million and $0.2 million, respectively.

Interest expense, net for the three months ended June 30, 2025 was $17.2 million, an increase of $17.2 million compared to the interest expense for the three months ended June 30, 2024 of $4,000. Interest expense increased due to the issuance of the Additional Warrants with the 2025 Notes fair value at issuance of $16.7 million.

Interest expense, net for the six months ended June 30, 2025 was $17.3 million, an increase of $16.1 million compared to the interest expense for the six months ended June 30, 2024 of $1.3 million. The increase in interest expense, net for the six months ended June 30, 2025, is due to the issuance of the Additional Warrants with the 2025 Notes fair value at issuance of $16.7 million.

Change in fair value of convertible notes measured at fair value increased to $8.8 million for the three and six months ended June 30, 2025 compared to none for the three and six months ended June 30, 2024 due to the issuance of the 2025 Notes and recording the issuance fair value of $8.8 million, including $3.0 million of fees and original issue discount.

Change in fair value of convertible note to related party measured at fair value increased to a gain of $1.4 million in the three and six months ended June 30, 2025 compared to none in the three and six months ended June 30, 2024 due to a decrease in the DV Note fair value of $1.4 million.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended June 30, 2025 was a gain of $2,000 compared to a loss of $37,255,000 for the three months ended June 30, 2024. The change in fair value of the warrant liability for the three months ended June 30, 2024 was due to the issuance of additional warrants to purchase 5,602,693 shares of common stock and the subsequent valuing of such warrants. The additional warrants were issued as a result of provision in certain of the warrant agreements that was triggered following the Company’s reverse stock split that occurred in April 2024. There was no such activity in the three months ended June 30, 2025.

Change in fair value of warrant liability for the six months ended June 30, 2025 was a gain of $19,000 compared to a loss of $29,126,000 for the six months ended June 30, 2024. The change in fair value of the warrant liability for the six months ended June 30, 2024 was due to the issuance of additional warrants to purchase 5,602,693 shares of common stock and the subsequent valuing of such warrants. The additional warrants were issued as a result of provision in certain of the warrant agreements that was triggered following the Company’s reverse stock split that occurred in April 2024. There was no such activity in the six months ended June 30, 2025.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2025 were $0.7 million compared to $3.3 million, as of December 31, 2024.

We recorded a net loss of $37.1 million and $46.7 million for the three and six months ended June 30, 2025 and used net cash in operating activities of $12.8 million for the six months ended June 30, 2025 vs $9.0 million for the six months ended June 30, 2024. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the six months ended June 30, 2025, was related to an increase in the net loss.

Cash provided by financing activities for the six months ended June 30, 2025 and 2024 totaled approximately $16.7 million and $14.9 million, respectively.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In April 2025 and May 2025 we received $4.5 million and $9.2 million in proceeds from the issuance of the 2025 Notes. In February 2025, we received aggregate gross proceeds of approximately $5.4 million in our registered direct offering. In January 2024, we received gross proceeds of $600,000 from the issuance of promissory notes and common stock purchase warrants to certain accredited investors. In February 2024, we received gross proceeds of approximately $10.0 million from the public offering of 1,025,600 units, with each unit consisting of one share of common stock (or pre-funded warrant in lieu thereof) and one warrant, each to purchase one (1) share of common stock. In March 2024 we received gross proceeds of approximately $2.3 million from the issuance of 417,833 shares of common stock, 93,342 pre-funded common stock warrants and the issuance of 511,175 warrants to purchase common stock. We will need to raise additional proceeds via the issuance of equity securities and/or the sale of debt instruments in the remainder of 2025 and 2026 to fund operations.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2025, the Company entered into a subscription agreement (the “Subscription Agreement”) with a certain investor, pursuant to which the Company is offering an aggregate of 284,091 unregistered shares of the Company’s common stock (the “Subscription Securities”) in a private placement, for an aggregate subscription amount of $250,000.08. The Subscription Securities are subject to certain transfer restrictions pursuant to the Subscription Agreement. The Subscription Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations.

All other information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Report have previously been included in Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1

Third Amendment to Asset Purchase Agreement, by and among the Company and CompuSystems, Inc., dated as of March 31, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2025).

2.2

Fourth Amendment to Asset Purchase Agreement, by and among the Company and CompuSystems, Inc., dated as of May 14, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2025).

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

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2024).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024).
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2024).
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2024).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024).
4.6	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).
4.7	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025).
4.9	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025).
4.10	Form of Initial Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025).
4.11	Form of First Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025).
4.12	Form of Second Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025).
4.13	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).
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

10.11

Form of Securities Purchase Agreement, by and among the Company and certain purchasers, dated March 31, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).

10.12

Placement Agency Agreement, dated as of March 31, 2025, by and between the Company and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).

10.13

Form of Security Agreement, by and among the Company and certain note holders, dated March 31, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).

10.14

Form of Subsidiary Guarantee, by and among the Company and certain note holders, dated March 31, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).

10.15

Datavault Lock-Up Agreement, dated April 9, 2025, by and between the Company and NYIAX, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2025).

10.16

Additional Lock-Up Agreement, dated April 9, 2025, by and between the Company and NYIAX, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2025).

10.17

Consideration Lock-Up Agreement, dated April 9, 2025, by and between the Company and NYIAX, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2025).

10.18	Closing Lock-Up Agreement, dated April 9, 2025, by and between the Company and NYIAX, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2025).
10.19	Purchase Commitment for Programs, effective as of June 30, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2025).
10.20	Cloud Services Subscription Transaction Document, effective as of June 30, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2025).
10.21	Stock Purchase Agreement, by and among the Company and the Sellers, dated July 13, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025).
10.22

Equity Distribution Agreement, dated July 21, 2025, by and between the Company and Maxim Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2025).

10.23	Form of Waiver Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2025).
10.24	Subscription Agreement, dated as of July 25, 2025, by and between the Company and the Subscriber thereto.
10.25	Web Access IP Purchase Agreement, dated as of July 30, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
10.26	Registration Rights Agreement, dated as of July 30, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025).
10.27

Form of Securities Purchase Agreement, by and among the Company and certain purchasers, dated August 4, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).

10.28

Placement Agency Agreement, dated as of August 4, 2025, by and between the Company and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).

10.29	Form of Security Agreement, by and among the Company and certain note holders, (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).
10.30	Form of Subsidiary Guarantee, by and among the Company and certain note holders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).
10.31

Form of Exchange Agreement, by and among the Company and certain warrant holders, dated August 4, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).

10.32	Form of Note Amendment (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datavault AI Inc.

Date: August 19, 2025	By:	/s/ Nathaniel Bradley
Name: Nathaniel Bradley
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 19, 2025	By:	/s/ Brett Moyer
Name: Brett Moyer
Title: Chief Financial Officer
(Principal Financial Officer)