Form 10-Q
period 2025-09-30
Datavault AI Inc.
filed 2025-11-14
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________.

Commission File Number: 001-38608

Datavault AI Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-1135279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Square, 24th FL

Philadelphia, PA 19103

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

The number of shares of the registrant’s common stock outstanding as of November 11, 2025 is 285,217,148.

DATAVAULT AI INC. (formerly WiSA Technologies, Inc.) and Subsidiaries

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2025

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

DATAVAULT AI INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$1,683	$3,330
Accounts receivable	509	349
Unbilled accounts receivable	719	109
Inventories	994	1,618
Crypto assets	8,148	—
Prepaid expenses and other current assets	4,473	1,033
Total current assets	16,526	6,439
Property and equipment, net	303	58
Intangible assets	97,548	92,575
Goodwill	19,135	—
Investments in non-marketable securities	4,300	—
Deposit for business combination	—	1,000
Other assets	846	553
Total assets	$138,658	$100,625

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,190	$2,779
Accrued liabilities	5,184	1,334
Short-term convertible notes	12,167	—
Short-term convertible note payable, related party	747	—
Short-term promissory notes	873	—
Total current liabilities	24,161	4,113
Convertible note payable, net, related party, net of current	3,755	9,569
Convertible notes	10,450	—
Other long term note payable	127	—
Warrant liabilities	9	664
Other liabilities	648	553
Total liabilities	39,150	14,899

Commitments and contingencies (Note 10)

Series B convertible redeemable preferred stock, par value $0.0001; 375,000 shares authorized; 0 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—

Stockholders’ Equity:
Common stock, par value $0.0001; 300,000,000 shares authorized; 217,201,387 and 52,034,060 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	22	5
Additional paid-in capital	477,592	384,172
Accumulated deficit	(378,106)	(298,451)
Total stockholders’ equity	99,508	85,726
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$138,658	$100,625
(1)	The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated balance sheet as of that date.

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

DATAVAULT AI INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2025 and 2024

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue, net	$2,904	$1,172	$5,268	$1,772
Cost of revenue	2,809	946	5,069	1,618
Gross profit	95	226	199	154

Operating Expenses:
Research and development	4,975	2,225	11,560	5,729
Sales and marketing	2,209	983	5,446	2,777
General and administrative	7,667	2,261	19,839	6,454
Total operating expenses	14,851	5,469	36,845	14,960
Loss from operations	(14,756)	(5,243)	(36,646)	(14,806)

Interest expense, net	(864)	9	(18,186)	(1,260)
Change in fair value of 2025 and Q3 2025 notes measured at fair value	(10,772)	—	(19,576)	—
Change in fair value of convertible note to related party measured at fair value	(1,119)	—	236	—
Change in fair value of warrant liabilities	—	6	19	(29,120)
Extinguishment of debt	(5,804)	—	(5,804)	—
Other income, net	339	136	307	136
Loss before provision for income taxes	(32,976)	(5,092)	(79,650)	(45,050)
Provision for income taxes	—	—	5	—
Net loss	(32,976)	(5,092)	(79,655)	(45,050)
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	—	—	(5,842)
Deemed dividend on issuance of common stock and warrants in connection with amendment to warrants to purchase common stock	—	(2,253)	—	(2,253)
Net loss attributable to common stockholders	$(32,976)	$(7,345)	$(79,655)	$(53,145)
Net loss per common share - basic and diluted	$(0.33)	$(1.39)	$(1.05)	$(16.81)
Weighted average number of common shares used in computing net loss per common share	101,110,635	5,278,064	75,898,809	3,162,227

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2025 and 2024

(in thousands, except share and per share data)

(unaudited)

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2024	—	$—	52,034,060	$5	$384,172	$(298,451)	$85,726
Stock-based compensation	—	—	5,986,893	—	648	—	648
Issuance of common stock in connection with the February Offering	—	—	4,757,126	1	4,859	—	4,860
Issuance of common stock in connection with warrant exercise	—	—	3,246,111	—	—	—	—
Conversion of liability warrants to equity warrants	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(9,563)	(9,563)
Balance as of March 31, 2025	—	—	66,024,190	$6	$389,694	$(308,014)	$81,686
Stock-based compensation	—	—	3,701,197	—	1,151	—	1,151
Issuance of common stock in connection with warrant exercise	—	—	2,989,887	—	—	—	—
Issuance of common stock for conversions of 2025 Notes	—	—	1,845,945	—	1,545	—	1,545
Issuance of common stock with NYIAX transaction	—	—	1,500,000	—	—	—	—
Issuance of warrants with the 2025 Notes	—	—	—	—	16,657	—	16,657
Issuance of common stock for the acquisition of CSI	—	—	10,600,000	1	10,282	—	10,283
Equity issuance costs	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	(37,116)	(37,116)
Balance as of June 30, 2025	—	—	86,661,219	$7	$419,192	$(345,130)	$74,069
Stock-based compensation	—	—	1,253,313	—	2,591	—	2,591
Issuance of common stock for the 2025 notes and Q3 notes conversions	—	—	95,506,855	10	33,213	—	33,223
Issuance of common stock in connection with Scilex investment	—	—	15,000,000	2	7,836	—	7,838
Issuance of common stock in connection with EOS conversion	—	—	10,000,000	1	3,099	—	3,100
Issuance of common stock for the acquisition of intangible assets	—	—	5,500,000	1	3,484	—	3,485
Exchange of warrants for common stock with the 10% notes extinguishment	—	—	—	—	3,665	—	3,665
Shares issued in connection with NYIAX transaction	—	—	3,280,000	1	4,893	—	4,894
Equity issuance costs	—	—	—	—	(381)	—	(381)
Net loss	—	—	—	—	—	(32,976)	(32,976)
Balance as of September 30, 2025	—	—	217,201,387	$22	$477,592	$(378,106)	$99,508

							Total
	Convertible Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	38,335	$247	222,380	$1	$241,884	$(247,042)	$(5,157)
Stock-based compensation	—	—	4	—	380	—	380
Cumulative effect of ASU 2020-06 adoption	—	116	—	—	(116)	—	(116)
Issuance of Series B preferred stock in connection with warrant exercise, net of discounts	29,322	386	—	—	—	—	-
Issuance of common stock in connection with conversion of Series B preferred stock	(5,000)	(325)	8,038	—	325	—	325
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	5,842	—	—	(5,842)	—	(5,842)
Repurchase of Series B preferred stock and Series B preferred stock warrants	(62,657)	(6,266)	—	—	824	—	824
Issuance of common stock, pre-funded units and warrants, net of offering costs	—	—	1,442,518	—	4,210	—	4,210
Issuance of common stock in connection with reverse split rounding-up for fractional shares	—	—	84,255	—	—	—	-
Net income	—	—	—	—	—	2,707	2,707
Balance as of March 31, 2024	—	—	1,757,195	$1	$241,665	$(244,335)	$(2,669)
Stock-based compensation	—	—	255,915	—	241	—	241
Issuance of common stock in connection with warrant exercise	—	—	441,822	—	556	—	556
Issuance of common stock and warrants, net of offering costs	—	—	2,466,583	—	8,756	—	8,756
Issuance of common stock to vendors	—	—	—	—	360	—	360
Restricted stock awards cancelled	—	—	(82)	—	—	—	-
Release of vested restricted common stock	—	—	1	—	—	—	-
Conversion of liability warrants to equity warrants	—	—	—	—	41,851	—	41,851
Net loss	—	—	—	—	—	(42,665)	(42,665)
Balance as of June 30, 2024	—	—	4,921,434	$1	$293,429	$(287,000)	$6,430
Stock-based compensation	—	—	532,973	—	345	—	345
Issuance of common stock in connection with warrant amendment	—	—	887,356	—	—	—	-
Issuance of common stock in connection with warrant exercise	—	—	1,193,721	—	2,372	—	2,372
Restricted stock awards cancelled	—	—	(3,859)	—	—	—	-
Issuance of common stock to vendors	—	—	236,204	—	240	—	240
Net loss	—	—	—	—	—	(5,092)	(5,092)
Balance as of September 30, 2024	—	—	7,767,829	$1	$296,386	$(292,092)	$4,295

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2025 and 2024

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(79,655)	$(45,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,390	1,323
Depreciation and amortization	7,586	59
Amortization of debt discounts and paid-in-kind interest	1,197	1,260
Change in fair value of convertible debt	19,339	—
Fair value of equity warrants in interest expense	16,657	—
Accreted interest on convertible notes	280	—
Change in fair value of crypto currency	(310)	—
Change in fair value of warrant liability	(19)	29,120
Debt extinguishment	5,804	—
NYIAX loss	595	—
Changes in operating assets and liabilities:
Accounts receivable	(160)	117
Unbilled accounts receivable	(342)	—
Inventories	787	877
Prepaid expenses and other current assets	(3,346)	(215)
Other assets	(160)	72
Accounts payable	1,876	(842)
Accrued liabilities	2,328	59
Other liabilities	(51)	(56)
Net cash used in operating activities	(23,204)	(13,276)

Cash flows from investing activities:
Issuance of note receivable	—	(323)
Purchases of property and equipment	(52)	(28)
Acquisition of business, net	(6,500)	—
Net cash used in investing activities	(6,552)	(351)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	26,093	—
Proceeds from issuance of common stock, net of issuance costs	4,763	—
Proceeds from issuance of common stock in connection with warrant exercise	—	3,198
Proceeds from issuance of common stock, prefunded warrants and warrants, net of issuance costs	—	19,558
Proceeds from issuance of short-term loan, net of issuance costs	—	600
Proceeds from exercise of Series B preferred stock warrants	—	714
Repurchase of Series B preferred stock warrants	—	(6,266)
Repayment of short-term loan	—	(667)
Repurchase of common stock warrants	(622)	—
Repayment of notes principal	(2,125)	—
Net cash provided by financing activities	28,109	17,137

Net (decrease) increase in cash and cash equivalents	(1,647)	3,510
Cash and cash equivalents as of beginning of period	3,330	411
Cash and cash equivalents as of end of period	$1,683	$3,921

Noncash Investing and Financing Activities:
Conversion of liability warrants to equity warrants	—	41,851
Issuance of warrant liability in connection with financing	—	8,701
Repurchase of Series B preferred stock	—	5,842
Repurchase of Series B preferred stock warrants	—	824
Cashless exercise of warrants	—	587
Issuance of common stock to vendors	—	600
Warrant exercise in connection with loan settlement	—	333
Issuance of common stock in connection with Series B preferred stock	—	325
Capitalized acquisition costs	117	—
Convertible notes issued for CSI acquisition	9,718	—
Non cash common shares issued in CSI acquisition	10,282	—
Shares issued for Scilex investment in exchange for Bitcoin	7,595
Deposit paid in December 2024 used in CSI acquisition closing	1,000	—
Shares payable to NYIAX in share exchange agreement	1,088	—
Reclass liability warrant to equity	15	—
Issuance of common stock from non-cash conversion of convertible notes	37,868	—
Common stock issued for intangible asset acquisitions	3,346	—
Issuance of common stock to NYIAX	4,895	—

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

On May 20, 2025, the Company completed its previously announced asset purchase of technology assets, customer contracts, trademarks, and other intellectual property (collectively, the “CSI Acquired Assets”) from CompuSystems, Inc. (“CSI”). CSI is a provider of registration, data analytics, and lead management services for live events, offering customer support to clients in the trade, association, corporate, and government event markets. The results of operations of CSI are included in the unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2025 since the date of acquisition.

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Nasdaq Compliance Regained October 10, 2025

On October 10, 2025, the Company received a letter (the “Letter”) from Nasdaq confirming that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share for the Company’s common stock. As previously disclosed, on May 6, 2025, the Company received notice from Nasdaq that it was not in compliance with the minimum bid price requirement.

The Letter states that for 10 consecutive business days from September 26, 2025 through October 9, 2025, the closing bid price of the Company’s common stock was at least $1.00 per share. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2), and this matter is now closed.

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

NYIAX

During the three months ended September 30, 2025, the Company recorded an out-of-period adjustment to correct misstatements related to the accounting for its investment in NYIAX Inc. within the financial statements for the period ended June 30, 2025. In the three months ended September 30, 2025, the Company issued 2,530,000 shares of common stock to NYIAX that was contractually required to be issued on April 9, 2025 at the closing date. The Company incorrectly omitted $4.3 million in assets consisting of $1.8 million investment and $2.5 million in note receivable, understated additional paid-in capital by $4.9 million, and overstated research and development expense by $0.5 million resulting in a corresponding decrease in net loss and pre-tax loss for the three months ended June 30, 2025. The Company recorded a $4.3 million investment in NYIAX in the three months ended September 30, 2025 to recognize the fair value of the shares received from NYIAX, $1.8 million of which was received in the three months ended June 30, 2025 and properly stated in the three months ended September 30, 2025. Research and development expense was decreased in the three months ended September 30, 2025 by $0.5 million to properly reflect expense associated with recognizing the intellectual property received from NYIAX. The correction is non-cash in nature and had no impact on revenue, operating cash flows, or compliance with any debt covenants. Management evaluated the impact of the error both qualitatively and quantitatively and determined that it was not material to the financial statements for the quarter ended June 30, 2025, or the current reporting period.

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

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses. As of September 30, 2025, the Company had two customers accounting for 29% and 17% of accounts receivable. As of December 31, 2024, the Company had three customers accounting for 68%, 12% and 11% of accounts receivable.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

1.Business and Summary of Significant Accounting Policies, continued

The Company had one customer accounting for 19% of its net revenue for the three months ended September 30, 2025. The Company had one customer accounting for 12% of its net revenue for the nine months ended September 30, 2025. The Company had one customer accounting for 56% of its net revenue for the three months ended September 30, 2024. The Company had three customers accounting for 38%, 15% and 12% of its net revenue for the nine months ended September 30, 2024.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoice amount and are generally not interest bearing. The Company reviews its trade receivables aging to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends and changes to customers’ financial conditions. No allowance for credit losses was deemed necessary as of September 30, 2025 or December 31, 2024.

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

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

1.Business and Summary of Significant Accounting Policies, continued

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of September 30, 2025 and December 31, 2024, the Company had capitalized $243,000 and no deferred offering costs, respectively.

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

1.Business and Summary of Significant Accounting Policies, continued

During the three and nine months ended September 30, 2025 and 2024, net revenue consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Components	$630	$984	$1,380	$1,457
Consumer Audio Products	53	188	235	315
Live Events	2,221	—	3,653	—
Total	$2,904	$1,172	$5,268	$1,772

Contract Balances

The Company receives payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials as well as for Live Events. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when the Company has a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. The Company has $719,000 and $109,000 of contract assets as of September 30, 2025 and December 31, 2024, respectively, which are recorded in the current assets section on the condensed consolidated balance sheets. The Company expects to collect 100% of the contract assets as of September 30, 2025 in the next twelve months. During the nine months ended September 30, 2025, the Company recognized $54,000 of revenue from contract liabilities that were included in accrued liabilities on the condensed consolidated balance sheets as of December 31, 2024.

	September 30,	December 31,
(in thousands)	2025	2024
Contract Liabilities	$2,157	$174

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Crypto Assets

We hold crypto assets primarily for operational purposes and to support short-term liquidity needs within our normal operating cycle. These crypto assets are received and used in the ordinary course of business, including to settle vendor payments or facilitate customer-related transactions. We reasonably expect to convert such assets to cash or utilize them in operations within a short period of time, typically within one year. All of our crypto assets are held in Bitcoin. Consistent with this intent and realization pattern, we have classified all crypto assets as current assets in our consolidated balance sheets in accordance with ASC 210-10 and ASC 350-60.

We do not hold crypto assets for long-term investment, speculative, or collateral purposes, and we do not engage in trading or financing activities involving crypto assets. Our crypto asset holdings are considered less liquid than cash and cash equivalents and may not serve as an equivalent source of liquidity during periods of market stress.

Research and Development

Research and development costs are charged to operations as incurred and include salaries, consulting expenses and an allocation of facility costs.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and nine months ended September 30, 2025 were $72,000 and $247,000 respectively. Advertising costs for the three and nine months ended September 30, 2024 were $201,000 and $465,000, respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three and nine months ended September 30, 2025 and 2024, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in other income (expense), net and were not material for the three and nine months ended September 30, 2025 and 2024.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

For the nine months ended September 30, 2025, warrants to purchase 31,232,173 shares of common stock, 12 shares underlying shares of restricted stock units, 1,150,000 shares underlying shares of restricted stock units issued under an inducement grant, 8,595,182 shares underlying restricted stock awards and 500,000 shares under two grants of restricted stock under inducement grants have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

For the nine months ended September 30, 2024, warrants to purchase 9,375,730 shares of common stock, 698,279 shares of restricted stock, 70,016 shares of restricted stock issued under an inducement grant and 14 shares underlying restricted stock units have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of September 30, 2025 and December 31, 2024. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the condensed consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2025 and December 31, 2024, the Company recognized no interest and penalties.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

1.	Business and Summary of Significant Accounting Policies, continued

Costs to Fulfill Contracts

The Company capitalizes certain pre-show indirect costs that are incurred to fulfill customer contracts when those costs relate directly to the contract, generate or enhance resources that will be used to satisfy future performance obligations, and are expected to be recoverable. Capitalized costs primarily include indirect pre-show setup activities, such as venue deposits, equipment preparation, design and technical pre-production efforts, and other pre-show fulfillment activities. The Company expenses all direct costs related to the execution of the show and all post-show costs as incurred, as those activities do not meet the criteria for capitalization under ASC 340-40.

Capitalized pre-show costs are amortized on a systematic basis that is consistent with the transfer of the related services to the customer, which the Company determines based on the percentage of completion of each contract. For example, if a contract is 20% complete as of the reporting date, 20% of the associated capitalized indirect pre-show costs are amortized. Amortization of costs to fulfill a contract is recorded in cost of sales in the condensed consolidated statements of operations.

At September 30, 2025, the balance of capitalized costs to fulfill contracts was $273,000, all of which is classified as a current asset. During the three months ended September 30, 2025, the Company recognized $170,000 of amortization related to capitalized contract fulfillment costs. No impairment losses were recognized during the period.

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

In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60) (“new crypto assets standard”). The new crypto assets standard requires certain crypto assets to be measured at fair value separately on the balance sheet with changes reported in the statement of operations each reporting period. The new crypto assets standard also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. The Company first received crypto assets during the third quarter of 2025 and therefore adopted ASU 2023-08 as of that date. Because the Company had no crypto asset holdings prior to that period, no retrospective application or recast of prior-period financial statements was required. The adoption did not have an impact on previously reported results.

Recently Issued and Not Yet Adopted Accounting Pronouncements

ASU 2025-06 Internal-use software issued in September 2025, ASU 2025-06 updates guidance in Subtopic 350-40 to streamline accounting for internal-use software, particularly for agile development methods. This change was a priority for stakeholders who found it difficult to differentiate project stages for capitalizing development costs in iterative environments.

ASU 2025-05 Measurement of credit losses published in July 2025, this ASU improves guidance for measuring credit losses on accounts receivable and contract assets. It offers optional guidance to address challenges entities faced applying Topic 326 to these assets. This update aims to simplify the process for entities, such as private companies, that found it complex to develop reasonable forecasts for credit loss estimation.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of September 30, 2025, the Company had cash and cash equivalents of $1.7 million and reported net cash used in operations of $23.0 million during the nine months ended September 30, 2025. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to attain profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

A summary of the purchase consideration follows:

Cash	$7,500
Closing Stock Consideration	10,283
Convertible Notes	9,717
Total purchase price consideration	$27,500

Cash of $7.5 million includes initial cash paid of $1.0 million as Exclusivity Fee in December 2024, $1.0 million Break-up Fee paid in January 2025, and cash paid at closing in May 2025 amounting to $5.5 million

The preliminary purchase price and purchase price allocation pending a final valuation of assets acquired and liabilities assumed follows:

Unbilled receivable	$300
Inventory	163
Other assets	202
Equipment	275
Intangible assets	8,870
Goodwill	19,135
Accrued expenses	(104)
Loan for purchase of equipment	(141)
Deferred revenue	(1,200)
Total purchase consideration	$27,500

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

The results of operations of CSI are included in the unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2025 since the date of acquisition. The goodwill recorded in the CSI acquisition is not deductible for tax purposes. Transaction related expenses were $475,000 for the nine months ended September 30, 2025 and are included in general and administrative expenses in the condensed consolidated statements of operations.

Other Intangible Asset Acquisitions

In the three months ended September 30, 2025, the Company acquired additional patents for an aggregate fair value of $3.5 million and a useful life of 10 years, based on expected future economic benefit, in exchange for the issuance of 5,500,000 shares of common stock. The Company recorded amortization expense of $73,000 for the three months ended September 30, 2025.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

3.Business Combination and Asset Purchase, continued

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

The Earnout Agreement was not assigned a fair value at the purchase date as it was not deemed likely that any payments will be made as of December 31, 2024. There is no change as of September 30, 2025.

The Company accounted for the Asset Purchase Agreement as an asset purchase in accordance with ASC 805, Business Combinations (the “Screen Test”). As such, the aggregate consideration of approximately $92.0 million plus capitalized fees of $575,000 were recorded to the intangible assets acquired of patents and trademarks for $2.4 million and $90.1 million, respectively, with useful weighted average remaining lives of ten years in each case. For the three and nine months ended September 30, 2025, the amortization expense related to intangible assets was approximately $2.3 million and $7.0 million, respectively.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

4.	Balance Sheet Components

Inventories (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$208	$392
Work in progress	127	137
Finished goods	659	1,089
Total inventories	$994	$1,618

Property and equipment, net (in thousands):

	September 30,	December 31,
	2025	2024
Machinery and equipment	$1,094	$773
Leasehold improvements	31	—
Furniture and fixtures	2	—
Tooling	14	14
	1,141	787
Less: Accumulated depreciation and amortization	(838)	(729)
Property and equipment, net	$303	$58

Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 were approximately of $43,000 and $11,000, respectively. Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024 were approximately $82,000 and $59,000, respectively.

As of September 30, 2025, the future amortization of the intangibles acquired is as follows:

2025 remainder	$2,732
2026	10,926
2027	10,926
2028	10,926
2029	10,496
2030	10,224
Thereafter	41,318
$97,548

Intangible assets, net consisted of the following at September 30, 2025.

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$93,789	$(6,846)	$86,943
Trade names and trademarks	3,288	(211)	3,077
Customer relationships	5,160	(187)	4,973
Internal use technology	2,810	(255)	2,555
	$105,047	$(7,499)	$97,548

The Company recognized amortization expense related to intangibles of $2.7 million and $7.5 million for the three and nine months ended September 30, 2025, respectively.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

4.Balance Sheet Components, continued

Notes receivable

On April 9, 2025, the Company advanced $450,000 to NYIAX as part of the NYIAX transaction described in Note 10 Commitments and Contingencies. The Company derecognized the asset due to probability of non-payment and expensed to research and development in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

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

The above notes receivable were netted on the condensed consolidated balance sheet in “convertible note payable, net related party” as there is a right of offset included in the DV Convertible Note and the four amended note receivable agreements above. On February 14, 2025, $136,000 was paid off as a result of the February 2025 Offering (defined below) in which a portion of proceeds in the 2025 Offering (defined below) were used to satisfy principal on the EOS note receivables. The proceeds from the financings in April 2025 and May 2025 (See Note 5 for details on the 2025 Offerings) were netted with the note receivable balance in the nine months ended September 30, 2025 and as a result the balance is no longer outstanding as of September 30, 2025.

At September 30, 2025, the Company had recognized approximately $5,000 of interest income on the Notes Receivable.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Accrued liabilities (in thousands):

	September 30,	December 31,
	2025	2024
Contract liability	$2,157	$171
Accrued compensation	713	217
Accrued escrow liability	500	—
Accrued legal fees	327	—
Accrued vacation	293	407
Accrued audit fees	249	224
Accrued interest payable	223	—
Accrued lease liability, current portion	159	106
Accrued other	563	209
Total accrued liabilities	$5,184	$1,334

5.	Borrowings

January 2024 Short-Term Loan Agreement

On January 19, 2024, the Company issued promissory notes in the aggregate principal amount of $1.0 million (the “January 2024 Promissory Notes”) and common stock purchase warrants to purchase up to an aggregate of 66,665 shares (the “January 2024 Warrant Shares”) of the Company’s common stock, at an initial exercise price of $22.23 per share with four accredited investors (each an “Investor” and together the “Investors”). In connection with the January 2024 Promissory Notes, the Company received gross proceeds of $600,000, before fees and other expenses associated with the transaction.

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

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

5.	Borrowings, continued

In connection with the issuance of the January 2024 Warrant Shares (see Note 6 – Fair Value Measurements), the fair value of the warrants and the original issue discount for interest were recorded as debt discounts totaling $1.3 million. The debt discounts were to be amortized to interest expense over the respective term using the effective interest method. In connection with the full repayment of the January 2024 Promissory Notes, the Company recognized $1.3 million of interest expense in the nine months ended September 30, 2024.

DV Convertible Note

In connection with the DV Closing, the Company issued the DV Convertible Note in a principal amount of $10.0 million due on the third anniversary of the DV Closing on December 31, 2027. The Company agreed to pay interest to EOS Holdings on the aggregate unconverted and then outstanding principal amount of the note at the rate of five and twelve hundredths percent (5.12%) per annum, accruing from the DV Closing.

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

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

5.	Borrowings, continued

On February 14, 2025, the Company paid a portion of principal and interest of $406,000, net, as a result of the February 2025 Public Offering (defined below in Note 7). On April 2, 2025 and May 20, 2025 in connection with the 2025 Notes financing, the Company paid an aggregate of $675,000 in principal balance. On August 6, 2025, in connection with the Q3 2025 financing, the Company paid $250,000 and on September 26, 2025 the Company paid $725,000. For the nine months ended September 30, 2025, the Company paid an aggregate of $2.5 million in cash payments of $2.1 million and through offsetting against the note receivable of $0.4 million. See Note 6 fair value measurements for further disclosures.

On September 7, 2025 the Company extinguished a portion of the principal and interest of $3.2 million in an Amendment and Conversion Agreement with the EOS for 10,000,000 shares. The balance as of September 30, 2025 and December 31, 2024 was $4.5 million and $10.0 million. The fair value was $4.5 million as of September 30, 2025.

The DV Convertible Note was netted with the notes receivable from EOS Holdings in “convertible note payable, net, related party” on the condensed consolidated balance sheets as of December 31, 2024 as EOS Holdings agreed to offset the outstanding balance on the DV Convertible Note with the notes receivable at maturity or at a qualifying capital raising or financing transaction noted above. The notes receivable from EOS Holdings was fully paid off in the nine months ended September 30, 2025 due to the financing activity noted above.

April Securities Purchase Agreement

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

5.	Borrowings, continued

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

The Company elected the fair value option to account for the 2025 Notes. The fair value on issuance of the 2025 Notes was $23.2 million which exceeded the proceeds of $13.7 million by $9.5 million for which the Company recorded a day one loss. The financing terms were deemed reasonable due to the Company’s liquidity position. Accordingly, the Company recorded in interest expense a charge of $6.5 million to mark the 2025 Notes to fair value in the condensed consolidated statement of operations. The original issue discount of $1.7 million and fees of $1.3 million were expensed in interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025. In the three months ended September 30, 2025, the remaining balance of the 2025 Notes were fully converted for $15.6 million principal and 64,442,462 shares of common stock in cashless conversions. For the nine months ended September 30, 2025, the 2025 Notes were fully converted for $16.7 million principal and 66,288,407 shares of common stock in cashless conversions. The fair value of the 2025 Notes converted in the three and nine months ended September 30, 2025 was $20.9 million and $22.5 million, respectively, and was recorded to additional paid in capital on the condensed consolidated balance sheets and was estimated used inputs of the level 3 hierarchy. The 2025 Notes were fully converted at September 30, 2025.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

5.	Borrowings, continued

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

August Securities Purchase Agreement

On August 4, 2025, the Company, entered into a Securities Purchase Agreement (the “August Purchase Agreement”) with certain institutional investors (the “August Purchasers”), pursuant to which the August Purchasers agreed to purchase from the Company in a registered direct offering (the “August Offering”), senior secured convertible notes having an aggregate principal amount of $6.7 million (the “August Initial Notes”) for an aggregate purchase price of $6.0 million and senior secured convertible notes having an aggregate principal amount of $6.7 million (the “September Additional Notes”, and together with the August Initial Notes, the “Q3 2025 Notes”) for an aggregate purchase price of $6.0 million upon satisfaction of certain closing conditions applicable to the August Initial Notes and September Additional Notes, respectively. The closing of August Initial Notes (the “August Initial Closing”) occurred on August 6, 2025.

Additional Closing

The closing of the September Additional Notes (the “September Additional Closing,” and together with the August Initial Closing, the “August and September Closings”) occurred, and the September Additional Notes were issued, on September 30, 2025.

Obligations Under the Purchase Agreement

The Company agreed, (i) not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of shares of common stock or securities convertible into shares of common stock until 45 days after the date of each August and September Closing, and (ii) not to issue certain securities if the issuance would constitute a variable rate transaction until no August Purchasers holds any Q3 2025 Notes.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

5.	Borrowings, continued

Until the date that is 18 months after the date on which the Q3 2025 Notes are no longer outstanding, the August Purchasers have the right, but not the obligation, to participate in any issuance by the Company of any debt, preferred stock, shares of common stock or securities convertible into shares of common stock (a “Subsequent Financing”) up to a maximum of 65% of such Subsequent Financing on the same terms, conditions and price provided to other investors in such Subsequent Financing.

Q3 2025 Notes

The Q3 2025 Notes carry a 10% original issue discount, and mature 18 months from the date of issuance. No interest accrues during the term of the Q3 2025 Notes, unless an event of default occurs, in which case interest will accrue at a rate of 12% per annum. The obligations under these Q3 2025 Notes rank senior to all other existing indebtedness and equity of the Company. The Q3 2025 Notes are convertible at any time at the option of the holders thereof, in whole or in part, into such number of shares of common stock (the “Q3 2025 Conversion Shares”) at an initial conversion price equal to $1.00 per share (the “Q3 2025 Conversion Price”). Alternatively, the Q3 2025 Notes are convertible at the holder’s election, at a price (the “Q3 2025 Alternate Conversion Price”) equal to the greater of (x) the floor price (as defined below) and (y) 80% of the lowest volume weighted adjusted price of the shares of Common Stock (the “VWAP”) in the twenty (20) trading days prior to the applicable conversion date (“Alternate Conversions”).

The conversion price of the Notes is subject to a floor price of $0.1019 (the “Q3 2025 Floor Price”).

In the event the Q3 2025 Alternate Conversion Price would be lower than the Q3 2025 Floor Price, the Company is required to compensate the holders of the Q3 2025 Notes by paying the holders in cash an amount (the “Q3 2025 Alternate Conversion Floor Amount”) equal to the product obtained by multiplying (A) the VWAP on the day the holder delivers the applicable conversion notice and (B) the difference obtained by subtracting (I) the number of shares of common stock delivered (or to be delivered) to the holder on the applicable share delivery date with respect to such Q3 2025 Alternate Conversion from (II) the quotient obtained by dividing (x) the applicable conversion amount that the holder has elected to be the subject of the applicable Q3 2025 Alternate Conversion, by (y) the applicable Q3 2025 Alternate Conversion Price without being limited by the Q3 2025 Floor Price.

Under the Q3 2025 Notes, the Company is required to use up to 20% of the proceeds from future financings to redeem the Q3 2025 Notes in an amount equal to the aggregate principal amount of the Q3 2025 Notes being redeemed from such proceeds multiplied by 105%.

The Q3 2025 Notes contain 4.99/9.99% beneficial ownership limitations and customary provisions regarding events of defaults and negative covenants.

The Q3 2025 Notes are secured by all of the assets of the Company pursuant to a security agreement and guaranteed by a subsidiary of the Company pursuant to a subsidiary guarantee, both of which were entered into on August 6, 2025.

The Company elected the fair value option to account for the Q3 2025 Notes. The fair value on issuance of the Q3 2025 Notes was $21.6 million which exceeded the proceeds of $11.5 million by $10.1 million for which the Company recorded a day one loss. The financing terms were deemed reasonable due to the Company’s liquidity position. Accordingly, the Company recorded in interest expense a charge of $7.8 million to mark the Q3 2025 Notes to fair value in the condensed consolidated statement of operations. The original issue discount of $1.3 million and fees of $1.0 million were expensed in interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025. In the three months ended September 30, 2025, the Q3 2025 Notes were partially converted for $6.7 million principal and 31,064,393 shares of common stock in cashless conversions. The fair value of the Q3 2025 Notes converted was $12.3 million and was recorded to additional paid in capital on the condensed consolidated balance sheets and was estimated used inputs of the level 3 hierarchy. The fair value of the Q3 2025 Notes at September 30, 2025 was $12.2 million also estimated using inputs from the level 3 hierarchy. See Note 6 fair value measurements for further disclosures.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

5.Borrowings, continued

In connection with the Q3 2025 Notes, the Company agreed to exchange outstanding warrants of 30,738,449 million in exchange for the issuance of 30,738,449 shares of common stock. The incremental change in fair value of $3.7 million, representing losses recognized in connection with the modification and exchange of the convertible notes, is included in extinguishment expense on the condensed consolidated statement of operations. In addition, in connection with the Q3 2025 Notes, the Company agreed to modify the 2025 Notes to a lower Alternate Conversion Price. This resulted in an incremental fair value loss of $2.1 million, representing losses recognized in connection with the modification and exchange of the convertible notes, which is included in extinguishment expense on the condensed consolidated statement of operations.

Bridge Financing

For the three months ended September 30, 2025, the Company entered into two financing arrangements in September 2025 and received proceeds of $0.9 million. We incurred origination fees of $65,000 and interest fees of $146,000. Both financings were paid in full in October 2025.

The Company was in non-compliance with the Q3 2025 Notes for permitted indebtedness in excess of $200,000 as of September 30, 2025 as a result of the above financing arrangements. The non-compliance was cured as of October 1, 2025. For further details, see Note 13 Subsequent Events. No further covenant violations are on-going.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

5.Borrowings, continued

The Company evaluated the agreement under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. None of the embedded terms required bifurcation and liability classification. The CSI Convertible Notes were measured at fair value at issuance of aggregate of $9.7 million. Refer to Note 3 for more details. The CSI Convertible Notes carrying value at September 30, 2025 was $10.5 million, net of a discount of $4.6 million. Discount accretion expense was $0.5 million and $0.7 million for the three and nine months ended September 30, 2025, respectively.

6.	Fair Value Measurements

The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

●	Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.
●	Level 2 – Pricing is provided by third-party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.
●	Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity. The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 by level within the fair value hierarchy, are as follows:

(in thousands)	September 30, 2025
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Convertible note payable	$—	$—	$16,668
Warrant liabilities	$—	$—	$9

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

6.Fair Value Measurements, continued

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s 2025 Notes that are categorized within Level 3 of the fair value hierarchy as of September 30, 2025 is as follows:

Inputs	September 30, 2025
Stock price	1.09
Conversion price	$1.00
Conversion discount	80%
Volatility (annual)	155.06%
Risk-free rate	3.94%
Dividend rate	—
Years to maturity	.25
Estimated future financing amount	$150 million
Discount rate	13.52%

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s DV Note that are categorized within Level 3 of the fair value hierarchy as of September 30, 2025 is as follows:

Inputs	September 30, 2025
Stock price	0.31
Conversion price	$1.12
Volatility (annual)	103.98%
Risk-free rate	3.94%
Dividend rate	—
Years to maturity	.31
Estimated future financing amount	$150 million
Discount rate	15.42%

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

6.Fair Value Measurements, continued

(in thousands)	December 31, 2024
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
Liabilities:	(Level 1)	(Level 2)	(Level 3)
Convertible note payable	$—	$—	$10,000
Warrant liabilities	$—	$—	$664

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2025 or 2024.

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

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2025 and 2024. For September 30, 2025, the fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: common stock price of $1.09; exercise price of $3.20 to $1,574; expected yield of 0.0%; expected volatility of 162.8%; risk-free interest rate of 3.68% and expected life of 2.2 to 2.3 years.

	For the nine months ended September 30,
(in thousands)	2025	2024
Beginning balance	$664	$5,460
Additions	—	8,701
Change in fair value	(19)	29,120
Exercise of warrant liabilities	—	(587)
Repurchase	(621)	(824)
Conversion of liability warrants to equity warrants	(15)	(41,851)
Ending balance	$9	$19

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liabilities in the condensed consolidated statements of operations.

Convertible Notes

As described in Note 5, the Company elected the fair value option on the DV Convertible Note issued on December 31, 2024. The Company uses level 3 inputs to measure the fair value in subsequent periods. The Company recorded a $1.1 million loss and a $0.2 million gain on the DV Convertible Note for the three and nine months ended September 30, 2025, respectively.

As described in Note 5, the Company elected the fair value option on the 2025 Convertible Notes and Q3 2025 Convertible Notes and recorded a net loss of $10.8 million and $19.6 million for the three and nine months ended September 30, 2025, respectively. The Company uses level 3 inputs to measure the fair value in subsequent periods.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

6.Fair Value Measurements, continued

The following table includes a summary of changes in fair value of the Company’s convertible notes.

	For the nine months ended September 30,
(in thousands)	2025	2024
Beginning balance	$10,000	$—
Additions	25,557	—
Change in fair value recorded in interest expense	19,339	—
Amounts settled on DV note	(2,499)	—
Debt extinguishment	2,139	—
Partial conversion on DV note	(3,100)	—
Conversion of 10% notes	(34,768)	—
Ending balance	$16,668	$—

Fair Value of Crypto Assets

The following table summarizes Crypto assets held for operations (in thousands, except units):

	September 30, 2025
	Units	Cost Basis	Fair Value
Bitcoin	71	$7,838	$8,148

December 31, 2024
	Units	Cost Basis	Fair Value
Bitcoin	—	$—	$—

The Bitcoin remains contractually restricted and cannot be used or converted until the restriction period ends without permission from the September Purchaser (defined below), which restriction period is expected to end in November 2025.

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

The fair value of the 887,356 shares of common stock was calculated to be approximately $2.1 million, based on the common stock price of the date of issuance of $2.40. The incremental fair value of the Exchange Warrants was calculated to be approximately $123,000 and was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of the exchange of $2.40; expected yield of 0.0%; expected volatility of 143%; risk-free interest rate of 3.43% and expected life of 5 years. The fair value of approximately $2.3 million, which is the combination of the issuance of 887,356 common shares and the Exchange Warrants were treated as equity instruments. The approximately $2.3 million is considered a deemed dividend for the three and nine months ended September 30, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s condensed consolidated statement of operations.

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

Warrants for Common Shares

A summary of the warrant activity and related information for the three and nine months ended September 30, 2025 and 2024 is provided as follows.

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

In connection with the Initial April 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 225,834 shares of the Company’s common stock, at an initial exercise price of $3.196 per share. The grant date fair value of such warrant was $1.3 million, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $6.06; expected yield of 0.0%; expected volatility of 135%; risk-free interest rate of 4.63% and expected life of 5 years.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

In connection with the Second April 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 542,856 shares of the Company’s common stock, at an initial exercise price of $5.06 per share. The grant date fair value of such warrant was $2.6 million, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $5.39; expected yield of 0.0%; expected volatility of 135%; risk-free interest rate of 4.63% and expected life of 5 years.

In connection with the Third April 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 418,845 shares of the Company’s common stock, at an initial exercise price of $5.60 per share. The grant date fair value of such warrant was $2.0 million, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $5.54; expected yield of 0.0%; expected volatility of 135%; risk-free interest rate of 4.63% and expected life of 5 years.

In connection with the Initial May 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 785,000 shares of the Company’s common stock, at an initial exercise price of $3.18 per share. The grant date fair value of such warrant was $2.5 million, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $3.50; expected yield of 0.0%; expected volatility of 137%; risk-free interest rate of 4.35% and expected life of 5 years.

In connection with the Second May 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 675,000 shares of the Company’s common stock, at an initial exercise price of $3.48 per share. The grant date fair value of such warrant was $1.9 million, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $3.26; expected yield of 0%; expected volatility of 137%; risk-free interest rate of 4.35% and expected life of 5 years.

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

In connection with February 2024 Public Offering, the Company issued common stock purchase warrants to investors to purchase up to 1,025,600 shares of the Company’s common stock, at an initial exercise price of $9.75 per share. The grant date fair value of such warrant was $6.3 million, which was recorded as a liability with the offset recorded to additional paid-in capital on the condensed consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $7.62; expected yield of 0.0%; expected volatility of 119%; risk-free interest rate of 4.31% and expected life of 5 years.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

In connection with March 2024 Offering, the Company issued common stock purchase warrants to investors to purchase up to 511,175 shares of the Company’s common stock, at an initial exercise price of $6.00 per share. The grant date fair value of such warrant was $1.2 million, which was recorded as a liability with the offset recorded to additional paid-in capital on the condensed consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $3.18; expected yield of 0.0%; expected volatility of 119%; risk-free interest rate of 4.21% and expected life of 5 years.

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

In connection with the Initial April 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 225,834 shares of the Company’s common stock, at an initial exercise price of $3.196 per share. The grant date fair value of such warrant was $1.3 million, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $6.06; expected yield of 0.0%; expected volatility of 135%; risk-free interest rate of 4.63% and expected life of 5 years.

In connection with the Second April 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 542,856 shares of the Company’s common stock, at an initial exercise price of $5.06 per share. The grant date fair value of such warrant was $2.6 million, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $5.39; expected yield of 0.0%; expected volatility of 135%; risk-free interest rate of 4.63% and expected life of 5 years.

In connection with the Third April 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 418,845 shares of the Company’s common stock, at an initial exercise price of $5.60 per share. The grant date fair value of such warrant was $2.1 million, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $5.54; expected yield of 0.0%; expected volatility of 135%; risk-free interest rate of 4.63% and expected life of 5 years.

In connection with the Initial May 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 785,000 shares of the Company’s common stock, at an initial exercise price of $3.18 per share. The grant date fair value of such warrant was $2.5 million, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $3.50; expected yield of 0.0%; expected volatility of 137%; risk-free interest rate of 4.35% and expected life of 5 years.

In connection with the Second May 2024 Registered Direct Offering and Concurrent Private Placement, the Company issued Common Stock Purchase Warrants to investors to purchase up to 675,000 shares of the Company’s common stock, at an initial exercise price of $3.48 per share. The grant date fair value of such warrant was $1.9 million, which was recorded as equity. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $3.26; expected yield of 0%; expected volatility of 137%; risk-free interest rate of 4.35% and expected life of 5 years.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

The grant date fair value of the 4,757,126 warrants was approximately $5.3 million, which were treated as equity instruments. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $1.22; expected yield of 0%; expected volatility of 143.4%; risk-free interest rate of 4.3% and expected life of 5 years.

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

During the nine months ended September 30, 2025, three holders of warrants executed their right under the “alternative cashless exercise” provision to effect a cashless exercise of a total of 6,235,998 shares of common stock.

Securities Purchase Agreement

On September 25, 2025, the Company entered into a Securities Purchase Agreement (the “September Purchase Agreement”) with Scilex Holding Company, a Delaware corporation (the “September Purchaser), to sell in a registered offering, (a) 15,000,000 shares (the “September Shares”) of common stock of the Company, and (b) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 263,914,094 shares (the “Pre-Funded Warrant Shares”) of common stock, for an aggregate purchase price of $150.0 million in the native currency of the Bitcoin blockchain (“BTC”) upon satisfaction of certain closing conditions applicable to the September Shares and Pre-Funded Warrant, respectively.

The BTC to be paid to the Company in both Closings (as defined below) will be valued at the spot exchange rate for BTC as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the September Initial Closing Date (as defined below).

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

The closing with respect to the September Shares (the “September Initial Closing”) took place on September 26, 2025 (the date of the Initial Closing, the “September Initial Closing Date”). The closing with respect to the Pre-Funded Warrant (the “Pre-Funded Warrant Additional Closing,” and together with the September Initial Closing, the “BTC Closings”), subject to the satisfaction of certain additional closing conditions, will take place on the trading day (the date of the immediate after the Company receives the approval of its stockholders (i) as required by Nasdaq rules with respect to the transactions contemplated by the September Purchase Agreement including with respect to issuance of all of the Pre-Funded Warrant Shares and (ii) with respect to an amendment to the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance to up to 1,500,000,000 (or such greater amount as is necessary to issue the Pre-Funded Warrant Shares to the September Purchaser).

On the September Initial Closing, the Company received approximately 71 BTC with an aggregate fair value of $7.8 million at the date of receipt. As of September 30, 2025, the fair value of the BTC was $8.1 million and is recorded in Crypto assets on the condensed consolidated balance sheets. The gain of $0.3 million is recorded in Other income, net on the condensed consolidated statement of operations.

The Pre-Funded Warrant will be issued in the Pre-Funded Warrant Additional Closing, will be immediately exercisable upon issuance without any beneficial ownership limitation at an exercise price of $0.0001 per share, and will remain exercisable until exercised in full. As a result, no amounts were recorded for the Pre-Funded Warrants as of September 30, 2025.

As a condition to the September Initial Closing, the Company was required to obtain stockholder support agreements (the “Voting Agreements”) from stockholders holding an aggregate of 38,000,000 shares of common stock, pursuant to which each such stockholder will agree to vote their shares of common stock in favor of the proposals for the stockholder approval at any stockholder meeting held for that purpose. Additionally, each of the directors and executive officers of the Company, pursuant to lock-up agreements, agreed not to sell or transfer any of the Company securities which they hold, subject to certain exceptions, until the Pre-Funded Warrant Additional Closing Date.

Obligations Under the September Purchase Agreement

The Company agreed in the September Purchase Agreement (i) not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of shares of common stock or securities convertible into shares of common stock until 45 days after the September Initial Closing Date, and (ii) not to issue certain securities if the issuance would constitute a variable rate transaction until the Pre-Funded Warrant Additional Closing Date.

Within 25 days of the September Initial Closing Date, the Company is required to file with the SEC a preliminary proxy statement for the purpose of obtaining the stockholder approval, and obtain such approval within 75 days of the September Initial Closing Date at a meeting of stockholders. In the event that the stockholder approval is not obtained on or prior to such deadline, the Company is required to hold another stockholder meeting within 45 days, and continue to hold an additional stockholder meeting every fourth month thereafter until the Stockholder Approval is obtained.

The Company agreed, until and including the Pre-Funded Warrant Additional Closing Date and without the prior written consent of the September Purchaser, not to use, offer, sell or otherwise dispose of or announce the offering of, any BTC paid to the Company in the September Initial Closing or publicly announce any intention to do any of the foregoing.

Purchaser Rights

The September Purchaser has the right, until the Pre-Funded Warrant Additional Closing Date, but not the obligation, to participate in any issuance by the Company of any debt, preferred stock, shares of common stock or securities convertible into shares of common stock (a “Subsequent Placement”) up to a maximum of 20% of such Subsequent Placement on the same terms, conditions and price provided to other investors in such Subsequent Placement.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Upon the September Initial Closing, (i) for so long as the September Purchaser beneficially owns an aggregate of at least 10% of the issued and outstanding shares of common stock, the September Purchaser may designate two directors to the board of directors of the Company, and (ii) for so long as the September Purchaser beneficially owns at least 5% but no more than 10% of the issued and outstanding shares of common stock, the September Purchaser may designate one director to the board of directors of the Company.

Warrants exercisable as of September 30, 2025 exclude warrants to purchase 1 share of common stock issued to a marketing firm, which vest upon the achievement of certain milestones, purchase warrants for 475,713 awarded to the Placement Agent, and warrants to purchase 12,068 shares of common stock issued to investors that participated in the February 2024 Public Offering that requires shareholder approval prior to the warrants being exercisable.

Information regarding warrants for common stock outstanding and exercisable as of September 30, 2025 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	September 30, 2025	Life (years)	September 30, 2025
$0.86 - $2.21	31,225,786	4.6	30,799,666
$3.20 - $6.00	465	2.1	465
$1,574.00 - $22,800.00	5,845	2.3	5,845
$38,250.00 - $66,900.00	77	0.3	76
$1.57*	31,232,173	4.6	30,806,052
*	Weighted average

**Refer to Note 13 Subsequent Events for details on the exchange of 30,738,449 million warrants to common stock on October 2, 2025.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2024 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2024	Life (years)	December 31, 2024
$1.83 - $2.21	12,589,095	3.9	9,746,909
$3.18 - $3.48	618,617	7.0	618,617
$5.06 - $6.00	320,559	7.3	320,559
$1,574.00 - $30,000.00	5,860	3.0	5,860
$38,250.00 - $262,500.00	203	0.6	202
$3.87*	13,534,334	4.1	10,692,147
*	Weighted average

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

8.Stock-Based Compensation

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. At a Special Meeting of Stockholders on January 24, 2023, the Company’s stockholders approved certain amendments to the LTIP to: (i) increase the annual share limit of common stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP), and (ii) permit immediately quarterly calculations based on the number of shares of common stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year. At a Special Meeting of Stockholders on March 15, 2024, the Company’s stockholders further approved an amendment to the LTIP to increase the annual share limit of common stock that may be issued only for the 2024 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP). At the annual meeting of stockholders held on December 20, 2024 stockholders voted to remove the annual share limit of common stock that may be issued for a certain fiscal year under the LTIP. As a result of this change, the maximum number of shares of common stock that may be subject to equity awards is limited to 15% of the shares of common stock outstanding, which calculation is made using the number of common stock outstanding as of the first trading day of each fiscal quarter. As of September 30, 2025, up to 24,045,590 shares of common stock are available for grants to participants under the LTIP.

A summary of activity related to restricted stock awards with service-based vesting conditions for the nine months ended September 30, 2025 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2025	669,344	$3.08
Granted	8,967,625	$0.84
Vested	(2,476,129)	$1.49
Forfeited	(581,222)	$1.47
Non-vested as of September 30, 2025	6,579,618	$0.77

A summary of activity related to restricted stock awards with performance-based vesting conditions for the nine months ended September 30, 2025 is presented below:

		Weighted-Average
Stock Awards	Shares	Grant Date Fair Value
Non-vested as of January 1, 2025	—	$—
Granted	1,955,000	$1.04
Vested	—	$—
Forfeited	—	$—
Non-vested as of September 30, 2025	1,955,000	$1.04

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

8.Stock-Based Compensation, continued

As of September 30, 2025, the unamortized compensation costs related to the unvested restricted stock awards with service based vesting conditions was approximately $6.0 million which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.12 years. As of September 30, 2025, the unamortized compensation costs related to the unvested restricted stock awards with performance based vesting criteria was $1.4 million which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.39 years. These performance awards vest upon the achievement of the Company’s aggregate revenue equaling or exceeding $40.0 million over a trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. The performance awards are assigned a 100% probability to achieve the performance conditions.

For the three and nine months ended September 30, 2025, 748,817 and 805,906 shares of restricted stock awards were released under the LTIP with an intrinsic value of $297,280 and $344,361.

Acceleration of Grants

In the three months ended September 30, 2025, certain employees terminated and received accelerated vesting for all unvested awards. The Company recorded $1.4 million in additional stock-based compensation expense in the three and nine months ended September 30, 2025.

Inducement Grants

On September 13, 2021, Eric Almgren joined the Company as Chief Strategist and was issued 21 shares of restricted common stock as an inducement grant (“September 2021 Inducement Grant”). As of September 30, 2025, all compensation cost related to the September 2021 Inducement Grant was expensed. As of September 30, 2025, 16 shares are unvested.

On September 30, 2024, the Company issued 70,000 shares of restricted common stock at a fair value per share of $1.77, to Stanley Mbugua, the Company’s Chief Accounting Officer, as an inducement grant (“September 2024 Inducement Grant”) pursuant to an inducement award agreement dated as of the same date. Due to the Company closing the acquisition of Data Vault on December 31, 2024, the September 2024 Inducement Grant vesting was fully accelerated due to the change in control that occurred. As of September 30, 2025, there is no unamortized compensation cost related to the September 2024 Inducement Grant.

On January 2, 2025, the Company issued 1,200,000 units of restricted stock at a fair value per share of $2.04, to Nathaniel Bradley, the Company’s Chief Executive Officer, as an inducement grant (“Bradley Inducement Grant”) pursuant to an inducement award agreement dated December 31, 2024. Of this grant, 600,000 units have service-based conditions and vest in 3-month equal installments over a 36-month period, while the other 600,000 units have performance-based condition and vest upon the Company’s aggregate revenue equaling or exceeding $40,000,000 over the trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. As of September 30, 2025, the unamortized compensation cost related to the Bradley Inducement Grant was approximately $1.7 million which is being amortized on a straight-line basis over a period of 1.92 years.

On May 20, 2025, the Company issued 500,000 units of restricted stock at a fair value per share of $0.97, to Mark LoGuirato, as an inducement grant (“LoGuirato Inducement Grant”) pursuant to an inducement award agreement dated May 20, 2025. Of this grant, 250,000 awards have service-based conditions and vest in 3-month equal installments over a 36-month period, while the other 250,000 awards have performance-based condition and vest upon the Company’s CSI revenue equaling or exceeding $25,000,000 over trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. As of September 30, 2025, the unamortized compensation cost related to the LoGuirato Inducement Grant was approximately $401,000 which is being amortized on a straight-line basis over a period of 2.50 years.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

8.Stock-Based Compensation, continued

2022 Plan

A summary of activity related to restricted stock units under the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) for the nine months ended September 30, 2025 is presented below:

		Weighted-Average
Stock Units	Shares	Grant Date Fair Value
Non-vested as of January 1, 2025	14	$6,407.00
Granted	—	$—
Vested	(6)	$6,500.00
Forfeited	—	$—
Non-vested as of September 30, 2025	8	$6,392.00

As of September 30, 2025, the unamortized compensation cost related to the unvested restricted stock units was approximately $46,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 0.97 years.

For the nine months ended September 30, 2025, no shares of restricted stock units were released under the 2022 Plan. For the nine months ended September 30, 2024, 3 shares of restricted stock units were released under the 2022 Plan.

9.	Income Taxes

The Company recorded no provision for income taxes for the nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025 and December 31, 2024, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The provision for income taxes for the nine months ended September 30, 2025 and 2024 was calculated on a jurisdiction basis.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

10.	Commitments and Contingencies, continued

The following table reflects our lease assets and our lease liabilities at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$699	$536

Liabilities:
Operating lease liabilities, current	$159	$106
Operating lease liabilities, non-current	$648	$553

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the condensed consolidated balance sheets.

Lease Costs:

The components of lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$48	$41	$116	$136
Short term lease cost	$35	9	$59	24
Total lease cost	$83	$50	$175	$160

As of September 30, 2025, the maturity of operating lease liabilities was as follows (in thousands):

Payments due in:
Year ending December 31, 2025 (3 months remaining)	$63
Year ending December 31, 2026	259
Year ending December 31, 2027	266
Year ending December 31, 2028	275
Year ending December 31, 2029	180
Total minimum lease payments	1,043
Less: Amounts representing interest	(236)
Present value of operating lease obligations	$807

Lease Term and Discount Rate:

September 30, 2025
Weighted-average remaining lease term (in years)	3.87
Weighted-average discount rate	13.6%

The discount rate was calculated by using the Company’s estimated incremental borrowing rate.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

10.	Commitments and Contingencies, continued

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Operating cash outflows from operating leases	$52	$143

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

Pursuant to the Exchange Agreement, as full consideration for the sale, assignment, transfer and delivery of the NYIAX Shares by NYIAX to the Company, the Company agreed to issue to NYIAX (i) 3,000,000 shares of common stock (such shares of common stock, the “NYIAX Closing Shares”), and (ii) 2,000,000 shares of common stock (such shares of common stock, the “NYIAX Additional Shares”), The NYIAX Closing Shares will be issued in four equal quarterly tranches starting from the closing.

The NYIAX Additional Shares will be issued only upon completion of a complete advertising cycle for a third party clientele, and upon the parties’ mutual written agreement that the Adio platform has been integrated into the NYIAX platform upon completion of the advertising cycle. The NYIAX Additional Shares will be issued within thirty (30) days from the completion of the integration.

The Exchange Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including, without limitation, certain agreements.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Pursuant to the License Agreement, as consideration for the services provided by NYIAX pursuant to the License Agreement and the rights to access and use the NYIAX platform granted to the Company, and upon the terms and subject to all of the conditions contained in the License Agreement, the Company agreed to issue to NYIAX 2,530,000 shares (such shares, the “NYIAX Consideration Shares”) of common stock.

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

The Company entered into an Extinguishment Agreement with NYIAX in September 2025 to convert the NYIAX Convertible Note to 1,250,000 shares of NYIAX in full repayment of the note.

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

For the Three and Nine Months Ended September 30, 2025 and 2024

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

The Company accounted for the NYIAX transactions as a collaborative arrangement and allocated fair values of exchanged assets on their relative fair value. The common stock consideration of aggregate of 7,530,000 shares, including the 2,000,000 contingently issuance shares which are considered probable to be issued, was measured at the closing date of April 9, 2025 for an aggregate fair value of $4.9 million and is recorded to additional paid-in capital on the condensed consolidated balance sheet. The NYIAX common shares received in the aggregate of 2,150,000 were valued at $4.3 million and are recorded as an investment at fair value under the measurement alternative of ASC 321 at the close date fair value of $2 per share on the condensed consolidated balance sheet. The fair value method was determined due to the Company not having significant influence over NYIAX. IP licenses received from NYIAX represents the net amount of the shares exchanged and is expensed to research and development of $0.6 million on the condensed consolidated statement of operations.

The Company’s IP license granted to NYIAX represents functional intellectual property accounted for under ASC 606 with point-in-time revenue recognition. Initial value allocated of $2.5 million is based on the fair value of the NYIAX Convertible Note. However, as the collaborative arrangement includes consideration paid to the customer, NYIAX, for distinct goods and services for which the fair value was not reasonably estimable, the transaction price was reduced for any consideration paid in excess of goods or services with a readily determinable fair value, the NYIAX Investment. Accordingly, the transaction price was reduced to zero as the excess fair value of the consideration paid to the customer was in excess of $2.5 million.

The contingently issuance shares are accounted for under ASC 718, Share-based payments as an equity-classified share-based payment to a customer. Due to the probable achievement of the performance condition on the grant date, the shares are initially recorded at the grant date fair value of $1.3 million with no subsequent remeasurement.

IBM Purchase Commitment for Programs

On July 7, 2025, the Company entered into a purchase commitment for programs (the “IBM Purchase Commitment”) with International Business Machines Corporation (“IBM”), to purchase certain subscriptions from IBM program offerings (the “Programs”). IBM agreed to license the Programs to the Company for two payments of $18.9 million on June 30, 2025 and $4.8 million on September 30, 2025, respectively (the “Program Payments”). According to an Embedded Solution Agreement (the “Base Agreement”), of which the Purchase Commitment and the Cloud Services Agreement (as defined below) form a part, the Program Payments become due once an invoice is sent from IBM to the Company and are due within 30 days of receipt of the invoice.

On September 23, 2025, the Company entered into an amendment to the IBM Purchase Commitment (the “Amendment 1”) to amend the payment schedule to be as follows: $2.5 million to be paid at the time of the agreement, $3.3 million on December 23, 2025 and eight payments of $2.2 million each quarter after that to end with the final payment on December 23, 2027. The Company having paid $2.5 million on August 8, 2025, the total payments are $25.8 million.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

10.	Commitments and Contingencies, continued

Under the IBM Purchase Commitment, the Company must send a report to IBM every 90 days summarizing the use of each Program. The Company may license the Programs to end-users, subject to certain limitations, restrictions, and requirements. The Company must use its own intellectual property to add value to the Programs and describe this value to IBM as well as bundle it within the Programs when licensing to end-users.

The IBM Purchase Commitment includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including in the Base Agreement.

Payments under the IBM Purchase Commitment are capitalized to prepaid expenses and are amortized on a straight-line basis over the contractual term, which ends on June 29, 2028, with amortization recorded to research and development expense in the same manner as the related hosting fees. As of September 30, 2025, the Company had approximately $23.3 million of remaining purchase commitments payable under the agreement.

Cloud Services Subscription Agreement

On July 7, 2025, the Company entered into a cloud services subscription agreement (the “Cloud Services Agreement”) with IBM, pursuant to which the Company has agreed to purchase certain subscriptions to IBM cloud services (the “Cloud Services”).

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

The Company is recording the expense as subscription licenses expense in the research and development line item on the condensed consolidated statement of operations.

11.	Related Parties

Nathaniel Bradley and EOS Holdings

Nathaniel Bradley, the Chief Executive Officer (“CEO”) of the Company, is a control person of EOS Holdings which became a related party of the Company at the close of the DV Asset Acquisition on December 31, 2024. In addition, Sonia Choi, the Company’s Chief Marketing Officer is the spouse of the Company’s CEO and holds the position of Chief Marketing Officer of EOS Holdings, a related party of the Company. EOS Holdings received 3,999,911 shares of common stock of the Company at the close of the transaction. As described in Note 5 Borrowings, the Company owes $4.6 million of principal balance under the DV Convertible Note to EOS Holdings as of September 30, 2025. In the third quarter of 2025, EOS Holdings exercised its conversion right under the DV Convertible Note, converting approximately $3.2 million of the principal balance into shares of the Company’s common stock. The Company has recorded $5,000 in interest income on the notes receivable for the nine months ended September 30, 2025.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

11.	Related Parties, continued

In addition to the DV Convertible Note and the Data Vault Note Balance, on January 16, 2025, the Company entered into a Transition Services Agreement (“Transition Services Agreement”) to receive from EOS Holdings, employees to provide transition services in connection with the Acquired Assets for a period of up to three months. For the three and nine months ended September 30, 2025, the Company has paid $160,000 and $661,000 to EOS Holdings and has a balance due to EOS as of September 30, 2025 of $160,000. No fees were paid to EOS Holdings during the quarter ended September 30, 2024 in connection with the Transition Services Agreement.

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

For the three months ended September 30, 2025 and 2024, Hansong Technology purchased modules from the Company of approximately $14,000 and $3,000, respectively, and made payments to the Company of approximately $681,000 and $38,000, respectively. At September 30, 2025, there was a Hansong deposit liability of $605,000. See Note 1 for further details regarding contract liabilities. At September 30, 2025 and 2024, Hansong Technology owed the Company approximately $0 and $4,000, respectively. For the three months ended September 30, 2025 and 2024, Hansong Technology sold speaker products to the Company of approximately $5,000 and $0, respectively, and the Company made payments to Hansong Technology of approximately $48,000 and $96,000 respectively. At September 30, 2025 and 2024, the Company owed Hansong Technology approximately $0 and $67,000, respectively.

For the nine months ended September 30, 2025 and 2024, Hansong Technology purchased modules from the Company of approximately $51,000 and $38,000, respectively, and made payments to the Company of approximately $681,000 and $38,000, respectively. For the nine months ended September 30, 2025 and 2024, Hansong Technology sold speaker products to the Company of approximately $6,000 and $1,000, respectively, and the Company made payments to Hansong Technology of approximately $50,000 and $184,000, respectively.

As of September 30, 2025 and December 31, 2024, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

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

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

12.Segment Information continued

The following table reflects results of operations of the Company’s reportable segment (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	2,904	1,172	5,268	1,772
Cost of net revenue	2,809	946	5,069	1,618
Salaries, benefits, and stock based compensation expense	6,362	2,554	14,585	7,142
Other segment expenses	5,734	2,904	14,679	7,759
Depreciation and amortization expense	2,755	11	7,581	59
Interest (expense), net	(864)	9	(18,186)	(1,260)
Other (expense) income, net	(17,366)	142	(24,818)	(28,984)
Income tax expense	0	—	5	—
Net loss	$(32,976)	$(5,092)	$(79,655)	$(45,050)

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Asia Pacific	$608	$877	$1,173	$1,229
North America	2,279	161	3,893	275
Europe	17	134	202	268
Total	$2,904	$1,172	$5,268	$1,772

Substantially all of our long-lived assets are located in the United States.

13.	Subsequent Events

Bridge Financing

On October 10, 2025, the Company entered into a financing agreement for $1.4 million in proceeds net of fees of $60,000. The Company agreed to pay $87,000 weekly financing charges and the estimated term is 183 calendar days from the time of funding.

Q3 2025 Notes Conversion

On October 1, 2025, the Q3 2025 Notes were fully converted. The Company issued 31,064,393 shares of common stock and the Q3 2025 Notes are no longer outstanding. For further details on the Q3 2025 Notes, see Note 5 Borrowings.

Warrant Exchange

On October 2, 2025, the Company closed the Warrant Exchange Agreement entered into on August 4, 2025 entered into in connection with the Q3 2025 Notes to exchange 30,738,005 common stock warrants into shares of common stock. The stock was issued on October 2, 2025 and the warrants are no longer outstanding. For further details, see Note 5 Borrowings.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

13.	Subsequent Events (continued)

October Purchase Agreement

On October 24, 2025, the Company entered into a securities purchase agreement (the “October Purchase Agreement”) with certain investors (“October Investor”, and collectively, the “October Investors”), pursuant to which the Company agreed to issue and sell to the October Investors, in a registered direct offering, (a) an aggregate of 1,470,588 shares (the “October Initial Shares”) of common stock of the Company at a price of $0.34 per share and (b) an aggregate of 4,255,319 shares (the “October Additional Shares”) of common stock at a price of $0.47 per share, for aggregate gross proceeds of approximately $2.5 million.

The closing with respect to the October Initial Shares took place on October 29, 2025. The closing with respect to the October Additional Shares, subject to the satisfaction of certain additional closing conditions, is expected to take place on the business day immediately after the Company receives the approval of its stockholders with respect to an amendment to the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance to an amount sufficient to satisfy the Company’s existing contractual obligations.

Acquisition of API Media

On October 28, 2025, the Company announced that it had entered into a definitive agreement to acquire API Media, a privately held technology provider headquartered in New Jersey (the “API Purchase Agreement”), for consideration of cash of $14.0 million. API Media delivers audio-visual and IT services for large-scale sporting events and enterprise clients. On October 28, 2025, the Company paid a deposit of $1.0 million to API.

Under the terms of the agreement, the Company will acquire 100% of the equity interests of API Media in an all-cash transaction, which is expected to close in December 2025, subject to customary closing conditions and regulatory approvals. The API Purchase Agreement can be terminated by mutual written consent of the parties, and also by either party after December 5, 2025 (the “Outside Date”), if the closing has not occurred by the Outside Date; provided, however, that the right to terminate shall not be available to a party whose material breach of the API Purchase Agreement has been the principal cause of, or primarily resulted in, the failure of the closing to occur. Additionally the API Purchase Agreement can be terminated by either party if a final, non-appealable order, decree or ruling enjoining or otherwise prohibiting consummation of the purchase has been issued by any governmental authority or if the other party is in breach of the API Purchase Agreement which has not been cured within ten (10) days of written notice of such breach (provided that such terminating party has not committed a material breach which is the principal cause of the failure to close).

Following completion of the acquisition, the API Media brand will be retained, and the business will operate as part of the Company’s enterprise data-activation and monetization segment.

The Company expects to account for the transaction as a business combination in accordance with ASC 805, Business Combinations. The Company is currently evaluating the preliminary purchase price allocation, including the fair values of the assets to be acquired, liabilities to be assumed, and any resulting goodwill or intangible assets. Because the transaction had not closed as of September 30, 2025, no amounts related to this acquisition are included in the accompanying consolidated financial statements.

Letter of Intent to Acquire NYIAX Inc.

On October 13, 2025, the Company entered into a letter of intent (“LOI”) to acquire NYIAX Inc., a technology and services company with operations in the United States, Europe, and Dubai. NYIAX operates a proprietary blockchain-enabled advertising and data-exchange platform jointly developed with Nasdaq and owns an associated portfolio of intellectual-property rights.

The proposed transaction is subject to the negotiation and execution of a definitive acquisition agreement, approval by the Company’s stockholders and Nasdaq, and other customary closing conditions. If consummated, the transaction is expected to close in the first quarter of 2026.

DATAVAULT AI INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

13.	Subsequent Events (continued)

The Company anticipates accounting for any completed transaction as a business combination under ASC 805, Business Combinations. Because only a non-binding LOI had been executed as of September 30, 2025, no amounts related to this potential acquisition have been reflected in the accompanying consolidated financial statements.

Scilex Licensing Agreement

On November 3, 2025, the Company entered into a License Agreement (the “Scilex License Agreement”) with Scilex Holding Company (“Scilex”), to grant to Scilex a worldwide, exclusive, non-transferable license, with the right to sublicense, under the patents and know-how to research, develop, make, have made, use, sell, have sold, offer for sale, import, export, register, market, promote, advertise, commercialize and distribute the proprietary materials including a suite of patents related to the Company’s data platforms and any products created therefrom within the target market.

The target market is industries including biotechnology, biopharmaceutical, genetic, diagnostic, and data-related industries, and any markets relating to the generation, use, storage, analysis, tokenization, and exchange of DNA, genetic, diagnostic, and therapeutic data or materials.

The Scilex License Agreement expires upon the expiry of the patents underlying the proprietary materials, at which point the license shall become perpetual, irrevocable, non-exclusive and royalty-free. The Scilex License Agreement is subject to earlier termination if, among other things: (i) either party ceases to exist or becomes insolvent, (ii) either party commits a material breach of the Scilex License Agreement, (iii) Scilex fails to make any required payment to the Company that is not cured within 15 days, or (iv) Scilex does not achieve and maintain annual royalty payments to the Company of a minimum of $1.0 million after 24 months following the date of the Scilex License Agreement.

As consideration for the license, Scilex agreed to pay the Company (a) a non-refundable license fee of $10.0 million, payable in four equal installments of $2.5 million on or before the last day of each fiscal quarter, beginning on December 31, 2025, (b) subject to achievement of certain net sales for the licensed product up to an aggregate of $2,550.0 million, and (c) a five-percent (5%) royalty on net sales of the product during the applicable royalty term under the Scilex License Agreement.

Dream Bowl Tokens

Subsequent to September 30, 2025, the Board of Directors approved the creation of the Dream Bowl 2026 Meme Coin digital tokens (“Dream Bowl Tokens”) and authorized the engagement of Teknos Associates to perform an independent valuation of the tokens. The Board also declared a dividend of one Dream Bowl Token per share of Company Common Stock (including securities entitled to participate on an as-converted basis), payable to stockholders of record as of November 28, 2025, subject to certain conditions, including receipt of the valuation report and confirmation of adequate statutory surplus. The dividend is expected to be paid within 60 days after the record date unless modified or revoked by the Board. This subsequent event did not require adjustment to the Company’s September 30, 2025 consolidated financial statements.

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

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Revenue

Revenue for the three months ended September 30, 2025 was $2.9 million, an increase of $1.7 million or 148% compared to the revenue for the three months ended September 30, 2024 of $1.2 million. The increase was a result of the acquisition of CSI.

Revenue for the nine months ended September 30, 2025 was $5.3 million, an increase of $3.5 million or 197% compared to the revenue for the nine months ended September 30, 2024 of $1.8 million. The increase was a result of the acquisition of CSI.

Gross Profit and Operating Expenses

Gross Profit

Gross profit for the three months ended September 30, 2025 was $95,000 compared to a gross profit of $226,000 for the three months ended September 30, 2024. The gross profit as a percent of sales was 3% for the three months ended September 30, 2025, compared to the gross profit of 19% for the three months ended September 30, 2024. The decrease in gross profit is due to the inclusion of lower-margin revenue as a result of the acquisition of CSI.

Gross profit for the nine months ended September 30, 2025 was $199,000 compared to a gross profit of $154,000 for the nine months ended September 30, 2024. The gross profit as a percent of sales was 4% for the nine months ended September 30, 2025, compared to the gross profit of 9% for the nine months ended September 30, 2024. The decrease in gross profit is due to the inclusion of lower-margin revenue as a result of the acquisition of CSI.

Research and Development

Research and development expenses for the three months ended September 30, 2025 were $5.0 million, an increase of $2.8 million, compared to the research and development expenses for the three months ended September 30, 2024 of $2.2 million. The increase in research and development expenses is primarily driven by IBM Watsonx AI subscription licenses of $2.2 million and higher stock-based compensation of $1.1 million, offset partially by decreases in research and development expenses due to the adjustment related to the acquisition of NYIAX assets of $0.5 million.

Research and development expenses for the nine months ended September 30, 2025 were $11.6 million, an increase of $5.9 million compared to the research and development expenses for the nine months ended September 30, 2024 of $5.7 million. The increase in research and development expenses is primarily driven by IBM Watsonx AI subscription licenses of $2.2 million, the increase in research and development expenses of $1.3 million related to the acquisition of NYIAX assets, NFL Alumni license and Brookhaven National Laboratory research, higher headcount resulting in increased salaries, wages, benefits, and stock-based compensation of $1.9 million, and legal expenses related to intellectual property of $0.4 million.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2025 were $2.2 million, an increase of $1.2 million compared to the sales and marketing expenses for the three months ended September 30, 2024 of $1.0 million. The increase in sales and marketing expenses is primarily related to an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $1.1 million and consulting expenses of $0.1 million.

Sales and marketing expenses for the nine months ended September 30, 2025 were $5.4 million, an increase of $2.6 million compared to the sales and marketing expenses for the nine months ended September 30, 2024 of $2.8 million. The increase in sales and marketing expenses is primarily related to an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $2.0 million, and increased consulting expenses of $0.6 million.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 were $7.7 million, an increase of $5.4 million compared to general and administrative expenses for the three months ended September 30, 2024 of $2.3 million. The increase in general and administrative expenses is primarily driven by higher amortization of intangibles assets of $2.7 million related to the Data Vault asset acquisition that closed on December 31, 2024 and IP acquisitions from Turner Global Media LLC and Web Access LLC closed in July 2025, an increase in headcount resulting in increased salaries and wages, commissions, benefits and stock-based compensation of $1.5 million, increased consulting and legal expenses of $0.7 million and $0.5 million respectively.

General and administrative expenses for the nine months ended September 30, 2025 were $19.8 million, an increase of $13.3 million, compared to the general and administrative expenses for the three months ended September 30, 2024 of $6.5 million. The increase in general and administrative expenses is primarily driven by higher amortization of intangibles assets of $7.5 million related to the Data Vault asset acquisition that closed on December 31, 2024 and IP acquisitions from Turner Global Media LLC and Web Access LLC closed in July 2025, an increase in headcount resulting in increased salaries and wages, commissions, benefits and stock-based compensation of $3.5 million, increased consulting expense of $1.6 million, increased legal and accounting fees of $0.9 million and $0.2 million, respectively, offset partially by decreases in investor relations of $0.4 million.

Interest expense, net for the three months ended September 30, 2025 was $0.9 million, an increase of $0.9 million compared to the interest income for the three months ended September 30, 2024 of $9,000. Interest expense increased due to an increase in borrowings.

Interest expense, net for the nine months ended September 30, 2025 was $18.2 million, an increase of $16.9 million compared to the interest expense for the nine months ended September 30, 2024 of $1.3 million. The increase in interest expense, net for the nine months ended September 30, 2025, is due to the issuance of the Additional Warrants with the 2025 Notes fair value at issuance of $16.7 million and increased borrowings.

Change in fair value of convertible notes measured at fair value increased to $10.8 million for the three months ended September 30, 2025 compared to none for the three months ended September 30, 2024 due to the issuance of the 2025 Notes and recording the issuance fair value of $10.8 million, including original issue discount of $1.3 million and fees of $1.0 million.

Change in fair value of convertible notes measured at fair value increased to $19.6 million for the nine months ended September 30, 2025 compared to none for the nine months ended September 30, 2024 due to the issuance of the 2025 Notes and recording the issuance fair value of $19.6 million, including the original issue discount of $3.0 million and fees of $2.3 million.

Change in fair value of convertible note to related party measured at fair value increased to $1.1 million in the three months ended September 30, 2025 compared to none in the three months ended September 30, 2024 due to an increase in the DV Note fair value of $1.1 million.

Change in fair value of convertible note to related party measured at fair value increased to a gain of $0.2 million in the nine months ended September 30, 2025 compared to none in the nine months ended September 30, 2024 due to an increase in the DV note fair value of the note of $1.1 million offset by a decrease in the DV note fair value of $1.3 million.

Change in other income, net increased to income of $0.3 million for the three and nine months ended September 30, 2025 for an increase of $0.2 million over the three and nine months ended September 30, 2024 due to the unrealized gain on the fair value of bitcoin intangible assets at September 30, 2025.

Debt Extinguishment

Debt extinguishment expense in the three and nine months ended September 30, 2025 was $5.8 million due to the extinguishment of the convertible notes issued in April and May 2025 with the issuance of the convertible notes in August. The Company recognized the pre-modification fair value and the post modification incremental fair value change in the April and May notes due to the decrease in the alternative conversion feature and recorded $2.1 million in expense and the exchange of 30,738,449 outstanding warrants held by the holders of the April and May notes for common stock for which the Company recognized the incremental fair value of $3.7 million.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended September 30, 2025 was zero compared to a loss of $6,000 for the three months ended September 30, 2024.

Change in fair value of warrant liability for the nine months ended September 30, 2025 was a gain of $19,000 compared to a loss of $29,120,000 for the nine months ended September 30, 2024. The change in fair value of the warrant liability for the nine months ended September 30, 2024 was due to the issuance of additional warrants to purchase 5,602,693 shares of common stock and the subsequent valuing of such warrants. The additional warrants were issued as a result of provision in certain of the warrant agreements that was triggered following the Company’s reverse stock split that occurred in April 2024. There was no such activity in the nine months ended September 30, 2025.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2025 were $1.7 million compared to $3.3 million, as of December 31, 2024.

We recorded a net loss of $33.0 million and $79.7 million, respectively, for the three and nine months ended September 30, 2025 and used net cash in operating activities of $23 million for the nine months ended September 30, 2025 vs $13.3 million for the nine months ended September 30, 2024. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the nine months ended September 30, 2025, was related to an increase in the net loss.

Cash provided by financing activities for the nine months ended September 30, 2025 and 2024 totaled approximately $28.1 million and $17.1 million, respectively.

Cash used in investing activities for the nine months ended September 30, 2025 and 2024 totaled approximately $6.6 million and $0.4 million, respectively. The increase was due to the acquisition of CSI on May 20, 2025.

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments. In August 2025 and September 2025, we received $5.5 million and $6 million in proceeds from the issuance of the Q3 2025 Notes. In April 2025 and May 2025 we received $4.5 million and $9.2 million in proceeds from the issuance of the 2025 Notes. In February 2025, we received aggregate gross proceeds of approximately $5.4 million in our registered direct offering. In January 2024, we received gross proceeds of $600,000 from the issuance of promissory notes and common stock purchase warrants to certain accredited investors. In February 2024, we received gross proceeds of approximately $10.0 million from the public offering of 1,025,600 units, with each unit consisting of one share of common stock (or pre-funded warrant in lieu thereof) and one warrant, each to purchase one (1) share of common stock. In March 2024 we received gross proceeds of approximately $2.3 million from the issuance of 417,833 shares of common stock, 93,342 pre-funded common stock warrants and the issuance of 511,175 warrants to purchase common stock. We will need to raise additional proceeds via the issuance of equity securities and/or the sale of debt instruments in the remainder of 2025 and 2026 to fund operations.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

3.3

Certificate of Amendment to Certificate of Incorporation of Datavault AI, Inc., filed with the Secretary of State of the State of Delaware on September 25, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

3.4	Amendment to Bylaws of Datavault AI, Inc., effective September 25, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).
4.1	Form of Senior Secured Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).
4.2

Convertible Promissory Note Amendment and Conversion Agreement by and between the Company and EOS, dated as of September 7, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2025).

4.3	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).
4.4	Form of Senior Secured Promissory Note issued on September 30, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025).
10.1	Stock Purchase Agreement, by and between the Company and the Sellers, dated July 13, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025).
10.2	IP Sale and Assignment Agreement, dated July 12, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025).
10.3

Equity Distribution Agreement, dated July 21, 2025, by and between the Company and Maxim Group LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2025).

10.4	Form of Waiver Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2025).
10.5

Subscription Agreement, dated as of July 25, 2025, by and between the Company and the Subscriber thereto (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 19, 2025)

10.6	Web Access IP Purchase Agreement, dated as of July 30, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2025).
10.7	Registration Rights Agreement, dated as of July 30, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2025).
10.8	Form of Securities Purchase Agreement, dated August 4, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).
10.9	Form of Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).
10.10	Form of Subsidiary Guaranty (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).
10.11	Form of Exchange Agreement, dated August 4, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).
10.12	Form of Note Amendment (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).
10.13	Form of Placement Agency Agreement, dated August 4, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).

10.14	Amendment to Stock Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2025).
10.15

Securities Purchase Agreement between Datavault AI Inc. and Scilex Holding Company, dated September 26, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

10.16	Form of Voting Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).
10.17	Amendment to the IBM Agreement, dated September 22, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).
10.18	Form of Senior Secured Promissory Note issued on September 30, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datavault AI Inc.

Date: November 14, 2025	By:	/s/ Nathaniel Bradley
Name: Nathaniel Bradley
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Brett Moyer
Name: Brett Moyer
Title: Chief Financial Officer
(Principal Financial Officer)