Form 10-K
period 2025-12-31
Datavault AI Inc.
filed 2026-03-18
CIK 1682149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $47,524,152 based on the closing price of $0.67 for the registrant’s common stock as quoted on the Nasdaq Capital Market on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

The registrant had 614,308,267 shares of its common stock outstanding as of March 17, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue,” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of Datavault AI Inc.’s (“Datavault”, the “Company”, “our”, “us” or “we”) operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to Datavault’s ability to remain listed on the Nasdaq Capital Market; Datavault’s need for financing in the near term to support its ongoing operations; the volatility of the market price for Datavault’s common stock; market, economic and other conditions; Datavault’s ability to manage costs and execute on its operational and budget plans; risks related to mergers and acquisitions (“M&A”) activity including our ability to close certain acquisitions and realize the anticipated benefits from those acquisitions; our ability to realize the anticipated benefits from the acquisitions of API Media, CSI and NYIAX (each as defined below); our ability to complete the acquisition of NYIAX; and Datavault’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.	Business

Overview

Datavault AI Inc. (“Datavault,” the “Company,” “us,” “our,” or “we”) is a pioneering technology licensing company that owns a portfolio of patented, secure platforms designed to redefine how data is managed, valued, and monetized in the modern era. Leveraging our proprietary high-performance computing (“HPC”) capabilities and advanced software, our technology offerings are designed to ensure data ownership immutability, experiential data observability, precise data asset valuation, and secure monetization—which we believe will unlock significant opportunities for businesses in an increasingly data-driven world. Datavault has two synergistic platforms—Data Sciences and Acoustic Sciences—that our executive leadership is focusing on as key drivers of future revenue growth.

Our Data Sciences division is focused on the delivery of cyber-secure, privacy protected data management and monetization technologies, the heart of which are our offerings of artificial intelligence (“AI”)-driven agents—branded as Data Vault®, DataValue®, DataScore®, and Data Vault Bank®. We believe our Data Sciences division will redefine data management by providing a software as a service (“SaaS”) platform designed to enable organizations to acquire, value, refine, and monetize their data assets with unparalleled security and control. Our Acoustic Sciences division is focused on technological innovations that have already produced advanced technologies in data-over-sound, low latency spatial audio and high-definition (“HD”) audio transmission, and our patented semiconductor and digital module technologies are currently being deployed by several key customers, including Bang & Olufsen, Harmon Kardon, Klipsch and other leading electronics manufacturers.

Recent Developments

Master Purchase Order Agreement - SanQtum

On January 4, 2026, we entered into a Master Purchase Order Agreement with AP Global Holdings LLC (d/b/a Available Infrastructure) in which we agreed to purchase SanQtum™ infrastructure and cybersecurity services under a services-based delivery model. The agreement provides for an upfront payment of $250,000 and has an initial term of twelve months, subject to earlier termination in accordance with its terms. Concurrent with execution of the agreement, the Company placed purchase orders to deploy the services across 100 cities within the contiguous United States.

API Media Acquisition

On January 22, 2026, we completed the acquisition of 100% of the outstanding equity interests of API Media Innovations Inc. (“API Media”), a New Jersey-based provider of audio and visual technologies serving the media, sports, and entertainment industries, for aggregate cash consideration of $14.0 million pursuant to a Stock Purchase Agreement dated October 28, 2025.

API Media provides multi-channel engagement solutions, digital media integration, and audience intelligence services to sports venues and enterprise clients. The acquisition is intended to expand the Company’s digital media capabilities and enhance its data monetization platform.

NYIAX Agreement and Plan of Merger

On March 18, 2026, we entered into an Agreement and Plan of Merger by and among us, DVLT Merger Sub Inc. and NYIAX, Inc. (“NYIAX”), pursuant to which we will acquire 100% of the equity of NYIAX in consideration for the issuance by us to NYIAX stockholders of 78,947,368 shares of our common stock with an aggregate fair value estimated to be $59.2 million based on the closing stock price on March 13, 2026 of $0.67 per share.

Data Sciences Division

The Data Sciences division develops and operates tools for the capture, processing, and compliant monetization of data to generate revenue and value for businesses. The design of our proprietary data management platform, known as Data Vault, emphasizes compliance, privacy, and cybersecurity through patented technologies. Our anticipated Information Data Exchange® (“IDE”), which is being built on IBM’s watsonx.ai™ platform, is expected to launch in 2026.

Data Vault Platform

We are in the final stages of the build-out of our Data Vault platform—our multi-patented Web 3.0 data perception, visualization, valuation and monetization software platform for HPC. Central to this platform are our industry-first Sumerian® crypto-anchors, which we believe will enable future customers to seamlessly track and monetize historical, current, and future data tied to any asset. Critically, Data Vault is designed to process data without ever moving, ingesting, storing, or altering our clients’ original datasets in any way. All valuation, scoring, tokenization, and monetization will occur at the point of data creation through our sovereign private edge infrastructure. We plan to monetize Data Vault through licensing and SaaS contracts. DataScore, DataValue, and Digital Twin Institute are Data Vault outputs that we anticipate may be monetized through revenue splits with future customers.

Information Data Exchange

Our flagship IDE is a patented Web 3.0 platform that, upon rollout, will serve as a centralized marketplace and transactional engine for secure, real-time valuation, scoring, tokenization, and compliant monetization of data assets and real-world assets (“RWAs”). IDE is designed to enable organizations to unlock the full economic potential of their data while retaining complete ownership and control. The platform is intended to operate without ever moving, ingesting, storing, or altering clients’ original datasets, performing “tokenization at birth” at the edge of the network to create authenticated digital twins, tradable tokens, and immutable metadata objects—all in a privacy-first, cybersecurity-first, and fully regulatory-compliant environment.

We anticipate deploying IDE to power a family of specialized vertical marketplaces, including:

●	International Elements Exchange™: Focused on tokenizing and trading rare earth minerals, unmined resources, commodities, and carbon credits (leveraging Sumerian traceability technology for immutable physical-to-digital anchoring).
●	International NIL Exchange™: In January 2026, we entered into an agreement with Sports Illustrated to explore a potential collaboration for the development of a digital asset exchange focused on unlocking value in athlete name, image, and likeness (“NIL”) rights, memorabilia, and related assets, with targeted commercial launch in the second half of 2026.
●	American Political Exchange™: Designed for transparent, Federal Election Commission-compliant tokenization and exchange of political contributions, advocacy assets, and related digital property.

Key technology and partnership integrations announced or executed in 2026 include:

●	Enhanced credentialing and identity verification: Partnership with CLEAR for biometric KYC/AML compliance, integrated via the Company’s VerifyU™ framework to support secure onboarding and regulatory adherence across all IDE marketplaces.
●	NYIAX Platform: Multi-year commercial and intellectual property licensing agreement (following the October 2025 letter of intent to acquire NYIAX), integrating IDE with NYIAX’s transparent blockchain-based trading technology built on the Nasdaq Financial Framework. This delivers institutional-grade matching, pricing, clearing, settlement, smart contracts, and liquidity for tokenized assets.

The updated technology stack powering IDE and its specialized exchanges combines sovereign edge infrastructure with enterprise-grade AI and quantum-ready security:

●	Available Networks SanQtum™ Platform (including SanQtum AI): Serves as the national security-grade zero-trust cybersecurity vault and decentralized, GPU-rich HPC edge network. SanQtum provides post-quantum encryption (NIST-approved FIPS 203/ML-KEM, 204/ML-DSA, 205/SLH-DSA (all as defined below)) quantum key encryption to counter “harvest now, decrypt later” threats, AI-driven continuous threat monitoring/detection/response with automated isolation, and ultra-low-latency processing across synchronized micro-edge data centers. Initial activations in high-density markets such as New York and Philadelphia (Q1 2026) form the foundation for planned nationwide expansion to 100 U.S. cities in 2026.
●	IBM watsonx.ai Developer Studio: Powers the Company’s proprietary DataScore and DataValue AI agents, which perform real-time economic scoring, valuation, risk assessment, pricing, and tokenization decisions. These agents operate subordinate to human oversight and governance at all times, with human executives, compliance teams, and domain experts retaining final authority. IBM watsonx.ai governance tools ensure transparency, auditability, bias monitoring, explainability, and alignment with responsible AI standards.

●	Quantum-Secured Blockchain Technologies: Quantum-resilient and quantum-grade encryption layered with tamper-resistant blockchain ledgers provide immutable records and smart-contract execution for all tokenized assets and exchanges.

This integrated stack—edge-native AI from IBM watsonx.ai running on SanQtum’s sovereign, quantum-secure HPC infrastructure and trading via NYIAX’s trading platform, built on the Nasdaq Financial Framework—enables compliant, ultra-low-latency agentic data commerce at scale. It directly supports the Company’s 2026 growth objectives while addressing the rising demand for trusted, regulated data and RWA ecosystems across biotech, fintech, sports & entertainment, healthcare, government, and beyond.

Acoustic Sciences Division

Our Acoustic Sciences division delivers a proprietary fusion of proven wireless audio standards and pioneering data-over-sound technologies, creating transformative solutions for immersive audio experiences, secure data transmission, credentialing, and RWA tokenization.

ADIO® — Data Over Sound Platform

Our Acoustic Sciences division now features a fusion of our multi-patented, spatial, multichannel, HD wireless sound transmission WiSA HT and WiSA E® technologies and the novel ADIO inaudible tone, data-over-sound, and mobile quick response technology we have acquired from EOS Technology Holdings Inc. (f/k/a Data Vault Holdings Inc.) (“EOS Holdings”). ADIO is a set of pioneering, Web 3.0, data-over-sound, sonic anchor, and inaudible tone transmission and receiver technologies. We believe that blending ADIO capabilities with our extensive audio solutions intellectual property portfolio creates powerful synergies that may deliver transformative value across multiple markets, including sports and entertainment, education, retail, commercial, government, and scientific sectors.

Our extensive patent portfolio underpins ADIO’s market leadership, featuring key issued claims that secure long-term ownership of critical verticals. This intellectual property spans both sender and receiver functionalities, covering applications in music tones, broadcasting, tracking and logistics, user and data validation, verification, and streaming. With U.S. and international patent coverage, this intellectual property establishes a formidable barrier to entry for competitors, protecting both core and ancillary feature sets that drive ADIO’s versatility and scalability.

WiSA E — Wireless Audio Technology

In February 2025, the Company signed a strategic interoperability license agreement with Dolby Laboratories, allowing direct collaboration with system-on-chip providers to integrate patented WiSA E Express multichannel wireless audio software into Android and Linux-based streaming audio/visual (“A/V”) platforms. This partnership enables wireless delivery of Dolby Atmos® immersive audio, with commercial deployments including the Sagemcom Video Soundbox set-top box platform (global shipments commenced December 2024, with continued expansion in 2025–2026). Building on this foundation, Datavault launched the WiSA E Endeavour™ Receiver Module in September 2025 and advanced to WiSA Gen 2 software, delivering improved performance, lower latency, enhanced scalability for multi-speaker and commercial environments, and silicon-agnostic flexibility for original equipment manufacturers (“OEMs”). The Company added nine new WiSA patents in 2025 (bringing the total issued or filed to 63) and engaged leading intellectual-property counsel to execute a global standards-based licensing campaign.

These WiSA advancements integrate directly with ADIO technology (acquired via the Company’s purchase of intellectual property assets from EOS Holdings and related portfolios). ADIO provides fully implemented ultrasonic data-over-sound use cases across advertising, broadcasting, streaming, event venues, retail, logistics, livestock management, credential validation, and more. Key commercial milestones in 2025–2026 include:

●	Live activations during Super Bowl LX weekend (February 2026) in partnership with NFL Alumni, including Radio Row engagements with SiriusXM, CBS Sports, and others, demonstrating real-time audience interaction, authenticated credentialing, and tokenized content via ADIO data-over-sound.
●	Extension to live outdoor and large-scale events through the strategic acquisition of API Media (definitive agreement October 2025; closed January 23, 2026). API Media brings proven media infrastructure, event technology solutions, digital media operations, audience intelligence, and revenue analytics expertise, directly expanding ADIO and WiSA capabilities into the live outdoor event market.
●	Integration of CompuSystems, Inc. (“CSI”) (acquisition closed May 2025), a premier provider of event registration, lead retrieval, and data analytics services for major trade shows and conferences. CSI now operates as an internal division and serves as a stable base of high-value events where ADIO, WiSA, and related technologies (including DVHOLO™ holographic displays) drive attendee engagement, lead monetization, and tokenized experiences.
●	Growth is targeted in robotics, building on our success with set-top boxes, high end speakers and smart televisions we are working on provisioning our technologies for enterprise use within robotics and we’ve be approaching the World leading companies to capture use cases and requirements for this expansion in 2026.

Together, these technologies create powerful synergies with our Sumerian patented traceability platform (leveraging inaudible tones, P-Chip micro transponders, and BASF polymer solutions), enabling “sonic anchoring” of physical objects to immutable blockchain metadata objects. This supports seamless data tokenization, objectification, tracking, and monetization on the IDE without compromising audio quality or user experience.

By combining Dolby-validated immersive wireless audio, proven WiSA interoperability standards, ADIO’s ultrasonic data capabilities, and strategic event-industry acquisitions (CSI and API Media), the Acoustic Sciences platform delivers measurable commercial traction and scalable revenue opportunities while reinforcing the Company’s leadership in Web 3.0 acoustic-data convergence. These solutions enhance customer experiences, unlock new monetization streams, and integrate natively with the products and technologies being developed by our Data Sciences division for end-to-end secure, compliant, and tokenized data commerce.

Comprehensive Datavault Market Opportunity and Strategic Focus

Our strategic focus is to accelerate growth and expand our market presence through a dual-pronged approach of M&A and organic sales growth. We intend to pursue targeted M&A opportunities to acquire complementary technologies, intellectual property, and customer bases that enhance our Data Vault and ADIO offerings, broaden our industry reach, and strengthen our competitive moat. Concurrently, we are committed to scaling our direct sales efforts to penetrate key verticals—such as biotechnology, fintech, hospitality, and advertising—capitalizing on our first-mover advantages and robust patent portfolios. By integrating acquired assets with our existing platforms and leveraging our sales channels, we aim to rapidly expand our footprint, drive revenue growth, and deliver long-term value to our shareholders through future revenue and customer streams. Our leadership remains focused on executing a disciplined growth strategy that maximizes enterprise value through organic innovation and strategic consolidation.

Industry Background

Datavault operates in the Web 3.0 ecosystem, which is defined by decentralization, blockchain technology, and user control over data, identity, and transactions. This differs from the centralized Web 2.0 model.

According to Market Research Future, the global Web 3.0 blockchain market was valued at $6.6 billion in 2024 and is projected to reach $353.31 billion by 2035, growing at a CAGR of 43.6% from 2025 to 2035. Growth is driven by demand for data privacy, digital assets (cryptocurrencies and non-fungible tokens (“NFTs”)), and infrastructure advances including 5G and 6G.

The market intersects trends in AI/machine learning integration for enterprises and wireless audio technologies. Grand View Research estimates the broader Web 3.0 market at $2.25 billion in 2023 with a projected CAGR of 49.3% through 2030. Straits Research forecasts the Web 3.0 blockchain market to grow from $4.84 billion in 2024 to $135.34 billion by 2033 at a CAGR of 44.8%.

Datavault’s patented Data Vault platform addresses data sovereignty, valuation, and monetization in decentralized environments. Its ADIO technology uses ultrasonic signals and blockchain for applications in advertising and supply chain tracking. The market is competitive and includes established technology companies and blockchain startups.

Competition

The worldwide data market is and has been highly competitive for decades and is rapidly evolving. We compete on the basis of a number of factors, including:

●	ability to operate in dynamic and elastic environments;
●	extensibility across the enterprise, including development, operations and business users;
●	propensity to enable collaboration between development, operations and business users;

●	ability to monitor any combination of public clouds, private clouds, on-premise and multi-cloud hybrids;
●	ability to provide advanced analytics and machine learning;
●	ease of deployment, implementation and use;
●	breadth of offering and key technology integrations;
●	performance, security, scalability and reliability;
●	quality of service and customer satisfaction;
●	total cost of ownership; and
●	brand recognition and reputation.

Additionally, we compete with home-grown and open-source technologies across the categories described above. We believe that we compete favorably with respect to the factors listed above. However, many of our competitors have greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution networks, more diverse product and services offerings and larger and more mature intellectual property portfolios. They may be able to leverage these resources to gain business in a manner that discourages customers from purchasing our offerings. Furthermore, we expect that our industry will continue to attract new companies, including smaller emerging companies, which could introduce new offerings. We may also expand into new markets and encounter additional competitors in such markets.

Human Capital Resources

As of March 16, 2026, we had 194 domestic employees with 193 of those employees classified as full-time. In the United States, we had 194 employees, including 56 employees in our research and development department, 53 employees in our sales and marketing department, 85 employees in our general and administrative department. None of our employees are represented by a labor union with respect to his or her employment. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Suppliers

Available Networks and IBM provide hardware and software solutions that the company has come to rely on. IBM’s watsonx.ai and SanQtum are key suppliers to Datavault’s expansion into cyber secure digital assets and digital twins.

Dependence on One or a Few Major Customers

For the year ended December 31, 2025, Vivasor, Inc. (“Vivasor”) accounted for 51% and Scilex Holding Company (“Scilex”) 26% of our net revenue. For the year ending December 31, 2024, Richsound Research Ltd. accounted for 29%, Sagemcom Broadband SAS 19%, Amazon 18% and Edom Technologies Co, Ltd. 10% of our net revenue. It has been our experience that a large percentage of our sales have been attributable to a relatively small number of customers in any particular period.

Intellectual Property

Intellectual property rights are a critical component of our business strategy and competitive positioning. As of March 17, 2026, we own 46 issued U.S. patents spanning technology such as acoustic data perception, data ownership, data visualization, data valuation, data scoring, data anchoring, data monetization, inaudible tones, data tokenization, and monetization platforms. Additionally, we have 51 U.S. patent applications currently pending in the United States, including 3 applications which have received a Notice of Allowance and are awaiting issuance, 5 PCT applications and 1 patent application pending before the European Patent Office.

The pending U.S. patent applications, if issued, would be scheduled to expire between 2037 and 2045. Despite our pending patent applications, there can be no assurance that our patent applications will result in issued patents, and issued patents may be challenged, narrowed, invalidated, or circumvented by third parties. As of March 17, 2026, we own 30 registered trademarks in the United States and 15 registered trademarks and 2 pending in various non-U.S. jurisdictions, including the European Union, Canada, the United

Kingdom, Australia, China, the Republic of Korea, and Brazil, with an additional 8 trademark applications pending in the United States. However, we cannot guarantee that we will be able to secure trademark registrations or enforce exclusive rights in all jurisdictions in which we operate or seek to expand.

The Company’s patent portfolio is designed to support a platform-based architecture for the creation, authentication, valuation, and monetization of data assets across multiple industries. These technologies enable data generated from digital interactions, physical environments, and sensor networks to be securely captured, verified, tokenized, and exchanged within distributed data marketplaces. Through the integration of acoustic data signaling, blockchain-based anchoring mechanisms, and artificial intelligence–driven data analysis, the Company seeks to establish infrastructure that allows data to be treated as a tradable digital asset while maintaining verifiable ownership, provenance, and economic value.

Our intellectual property portfolio is organized across our core business divisions and technology stacks as follows:

Data Sciences Division

Our Data Sciences division manages the infrastructure for data valuation, ownership, and monetization through several proprietary technology stacks:

●	Data Ownership (Data Vault – Data Experience AI Agent)
o	This layer manages user identity and ownership rights, enabling consent-based data control and the establishment of data as a personal or corporate asset.
o	Core Assets: Protected by issued patents 11,593,515 and 11,960,622, as well as pending applications such as 18/895,362.
●	Data Visualization (Data Vault Bank – Smart Contract AI Agent)
o	Utilizes smart contract agents to provide interfaces for tokenized utilization of information and financial asset management.
o	Core Assets: Includes issued patent 12,340,394 (Tokenized Utilization of Event Information) and pending applications 17/842,220 (Funding a Virtual Location) and 17/441,847.
●	Data Valuation (DataValue – Data Valuation AI Agent)
o	This stack converts raw data into financial assets by determining economic value through automated valuation platforms.
o	Core Assets: Covered by issued patents 12,198,201 and 12,475,255, and pending foreign application EP 19882248.8.
●	Data Scoring (DataScore – Data Scoring AI Agent)
o	Provides AI-driven scoring for trust, reputation, and ESG metrics, as well as the tokenization of carbon credits.
o	Core Assets: Includes issued patent 12,443,977 (Carbon Credit Tokenization) and pending application 17/244,284.
●	Data Anchoring (Sumerian – Crypto Anchors)
o	Establishes multi-modal cryptographic anchors linking RWAs and data to blockchain records for authentication.
o	Core Assets: Pending applications include 17/842,139 (Tokenized Minting and Authentication) and 17/941,469.
●	Data Monetization (IDE)
o	Provides a marketplace for the negotiation, clearing, and execution of data asset transactions.
o	Core Assets: Includes issued patent 11,315,150 (Portfolio Driven Targeted Advertising Network) and pending applications like 17/842,265.

In addition to these core technology stacks, we are developing and protecting intellectual property in several emerging technology categories that extend the commercialization potential of our technology platforms:

●	Tokenized Capital Markets Infrastructure (Financial Technology Stack)
o	This category addresses transparency in capital markets and the prevention of illicit trading practices.
o	Value/Trend: Investor demand for tokenized assets is surging, and transparency is increasingly seen as a defense against market manipulation, specifically “naked short selling”. The Nasdaq Stock Market LLC (“Nasdaq”) has recently proposed tokenizing listed stocks to enable instant settlement and transparent tracking.
o	Applicable Patents: This is supported by pending applications 19/445,241 and 19/452,873, and provisional 63/952,070, which specifically cover the mitigation of naked and excessive short selling through tokenized dividend distribution.
●	ESG & Sustainability Infrastructure
o	This category monitors and tokenizes environmental, social, and governance (ESG) metrics, transforming sustainability data into tradable assets like carbon credits.

o	Value/Trend: Sustainable investment is a primary theme for 2026, with the energy transition driving a multi-trillion dollar green economy. Climate tech patents are increasingly cited in ESG reporting to satisfy investor demands for transparency and measurable impact.
o	Applicable Patents: This is anchored by issued patent 12,443,977 (Carbon Credit Tokenization).
●	Biometric and Neuro-Authentication Technologies
o	This stack creates secure authentication frameworks based on physiological signals, such as brainwaves and DNA profiles, which are inherently resilient to forgery.
o	Value/Trend: Brain-Computer Interfaces (BCIs) are moving from clinical use into consumer and security markets, offering a robust foundation for authentication that is difficult to replicate.
o	Applicable Patents: Includes issued patent 10,803,145 (Triggered Responses Based on Real-Time EEG) and pending application 17/941,623 for tokenizing DNA data.
●	RWA and Data-Derived Asset Tokenization
o	This layer links physical assets and sensors to blockchain records, enabling fractional ownership and instant liquidity for historically illiquid assets.
o	Value/Trend: A leading trend for 2026 is the expansion of tokenized assets beyond traditional stocks and bonds to include funds, real estate, and physical commodities. Traditional financial institutions are actively converging with decentralized finance to embed blockchain in core operations.
o	Applicable Patents: Supported by published application 17/941,469 for tokenizing precious physical assets.
●	Event & Location Data Tokenization Platforms
o	This category relates to technologies that enable the creation, management, and monetization of digital tokens representing events, locations, and related contextual data within physical or virtual environments.
o	Value/Trend: The tokenization of events and location-based digital assets is emerging as a foundational infrastructure for next-generation commerce, digital identity, ticketing, and experiential marketing. These technologies also support new monetization models in which event participation, venue engagement, and geographic presence can generate tokenized digital assets capable of being traded, redeemed, or integrated into broader digital ecosystems.
o	Applicable Patents: Technologies in this category are supported by issued patents and pending applications related to the creation, management, and monetization of tokenized event and location data, including applications 17/842,220, 17/842,139, and 17/842,265, which relate generally to the tokenization of virtual locations, authentication of digital assets associated with real-world events, and the exchange of tokenized data assets within distributed data marketplaces.

Acoustic Sciences Division

The Acoustic Sciences division focuses on the intersection of audio signal processing and data security. Through our Acoustic Sciences division, we develop and commercialize wireless, HD, multi-channel audio technologies designed to enable the transmission and reception of uncompressed audio without the use of traditional speaker wiring, through the following technology stacks:

●	ADIO Tones (ADIO – Inaudible Tones Technology)
o	This stack utilizes inaudible acoustic signals to transmit data, verify location, and trigger real-time responses across mobile and IoT environments.
o	Core Assets: Protected by issued patents 10,460,709, 10,878,788, 11,030,983, and the ADIO and INAUDIBLE TONES trademarks. Pending applications include 19/267,199 (US Pub. 2025/0342809 A1).
●	WiSA HT (Home Theater Technology)
o	WiSA HT is our legacy wireless home theater technology, developed to support uncompressed, multi channel high definition audio transmission for residential surround sound systems. WiSA HT enables wireless audio delivery to up to eight channels with low latency and precise synchronization, allowing users to deploy home theater speaker systems without traditional speaker wiring. The technology has been integrated into various consumer products, including televisions, wireless speakers, soundbars, and external transmitter devices, and operates within WiSA’s certification and interoperability framework to allow compatible products from different manufacturers to function together.
o	Core Assets: Protected by issued patents 9,183,838, 9,454,968, 9,723,580, 10,582,461, 10,602,468, 11,062,722, 11,152,011, 11,356,776, 12,375,862, 12,407,983, 12,431,156, 12,443,386, 12,439,352, 12,445,776, 12,488,783, 12,581,257. Pending applications include 19/315,482 (US Pub. 2025/0386140 A1), 19/346,545 (US Pub. 2026/0024542 A1), 19/352,344 (US Pub. 2026/0040248 A1), 19/358,207 (US Pub. 2026/0040005 A1), 19/284,215 (US Pub. 2025/0358578 A1 (allowed, not yet issued)).

●	WiSA E Platform (Next Generation Wireless Audio)
o	WiSA E is our current and principal wireless audio platform and serves as the technological foundation for our ongoing product development and licensing activities. WiSA E supports the wireless transmission of up to eight channels of uncompressed, high definition audio with low latency and tight channel synchronization, enabling immersive audio configurations such as 5.1.2 and 7.1 surround sound. The platform is designed as an interoperable, standards based system, allowing certified WiSA E products from different manufacturers to operate together within a single audio environment. WiSA E is intended for broad deployment across consumer and commercial devices and is positioned as a licensable and extensible technology asset rather than a single end user product.
o	Core Assets: Protected by issued patents 9,183,838, 9,454,968, 9,723,580, 10,582,461, 10,602,468, 11,062,722, 11,152,011, 12,375,862, 12,407,983, 12,431,156, 12,443,386, 12,439,352, 12,445,776, 12,488,783, 12,581,257. Pending applications include 19/346,545, 19/352,344 (US Pub. 2026/0040248 A1), 19/358,207 (US Pub. 2026/0040005 A1), 19/284,215 (US Pub. 2025/0358578 (allowed, not yet issued)).
●	WiSA E Hardware Module Solutions
o	We offer a portfolio of WiSA E hardware modules intended for integration by OEMs into source devices, speakers, and audio systems. These modules include (i) transmitter modules (including the Falcon transmitter module) designed to wirelessly transmit multi channel audio from source devices, (ii) receiver modules (including the Endeavour receiver module) designed for integration into powered speakers and audio systems to receive and process wireless audio signals, and (iii) enterprise grade transceivers designed for larger scale or commercial and venue based audio deployments. These modules are engineered to comply with WiSA certification requirements and to support interoperability among certified devices, reducing development complexity and facilitating consistent performance across products and manufacturers.
o	Core Assets: Protected by issued patents 8,660,219, 9,554,211.
●	WiSA E Software Based Implementations
o	In addition to hardware based solutions, WiSA E may be deployed through software based implementations, enabling compatible devices to transmit multi channel wireless audio without dedicated transmitter hardware. Such implementations may be embedded within operating systems or device firmware for products such as smart televisions, computers, or other connected devices. Software based implementations are designed to preserve the core functional characteristics of the WiSA E platform, including high definition audio delivery, low latency, and precise synchronization, while offering manufacturers increased flexibility in product architecture and potential cost efficiencies. These implementations may be subject to software licensing, update, and support arrangements.
o	Core Assets: Protected by issued patents 9,380,399.
●	WiSA SoundSend
o	WiSA SoundSend is a consumer facing wireless audio transmitter product that provides a commercial implementation of our wireless audio technology for end users. SoundSend is designed to connect to compatible televisions and to wirelessly transmit multi channel high definition audio to WiSA certified speakers, enabling surround sound system deployment without the use of an A/V receiver or speaker wiring. The product incorporates functionality for simplified setup, automatic speaker discovery, and synchronized audio playback. SoundSend is positioned primarily as a standalone commercial product rather than as a licensable platform component and serves as a market ready demonstration of our underlying wireless audio capabilities.
●	WiSA Certification and Interoperability Framework
o	Our acoustic sciences products and technologies operate within a certification and interoperability framework intended to ensure compatibility among WiSA certified products across different manufacturers. Products incorporating WiSA HT or WiSA E technology may be certified to operate together within a single system, supporting mix and match configurations while maintaining defined performance standards related to audio quality, latency, and synchronization. This certification framework underpins our broader technology ecosystem and informs our commercial licensing, partnership, and product distribution strategies.
o	Core Assets: Pending Applications include 19/358,207 (US Pub. 2026/0040005 A1).

Government Regulation

Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those related to global trade, business acquisitions, consumer and data protection, AI Technology, environmental or related requirements or disclosures, and taxes, could have a material impact on our business in future periods. For more information on the potential impacts of government regulations affecting our business, see the section titled “Risk Factors.”

Our Corporate Information

We were formed as a limited liability company in Delaware on July 23, 2010. We converted to a Delaware corporation, effective December 31, 2017. Effective March 11, 2022, we changed our name to “WiSA Technologies, Inc.” On December 31, 2024, we completed the purchase of certain information technology assets, patents and trademarks from EOS Holdings. Effective as of February 13, 2025, we changed our name to “Datavault AI Inc.” We completed the acquisitions of CSI and API Media in May 2025 and January 2026, respectively. The address of our corporate headquarters is One Commerce Square, 2005 Market Street, Suite 2400, Philadelphia, Pennsylvania 19103.

Website Access to SEC Filings

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Datavault. We maintain an Internet website at https://ir.datavaultsite.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report and is intended for informational purposes only. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish this information to the SEC.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below before deciding whether to invest in our common stock. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements”, you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

●	We have a history of operating losses and may not be profitable in the future;
●	We need financing in the near term to support our ongoing operations. If we do not raise sufficient capital in the short term, we may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection or engage in a similar process;
●	The terms of the CSI Convertible Notes place restrictions on our operating and financial flexibility;
●	A small number of customers represent a significant percentage of our revenue, so any loss of key customers could have a material adverse effect on our business;
●	We have entered into transactions, and may in the future enter into further transactions, with related parties, potentially exposing us to heightened regulatory scrutiny, corporate governance risks, and reputational concerns;
●	We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline;
●	We are reliant on module manufacturers to produce the modules which we then sell to our customers and any change in their management or business could have a negative effect on our operations;
●	We currently rely on semiconductor manufacturers to manufacture our semiconductors, and our failure to manage our relationship with our semiconductor manufacturers successfully could negatively impact our business;
●	We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could be harmed;
●	We rely upon third-party providers of cloud-based infrastructure to host our products. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations;
●	Failure to stay on top of technology innovation could harm our business model;
●	The competitive position of our technology depends in part on its ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our technology with such third-party products and services, our business, financial condition, and results of operations could be adversely impacted;
●	Our use and development of, and investment in, AI and blockchain technologies may not be successful and may present business, legal and reputational risks;

●	If we enter into strategic alliances, partnerships, joint ventures or investments, we may not realize the anticipated strategic goals for any such transactions;
●	Declines in or problems with the WiSA Association membership could negatively affect our reputation;
●	If we or the third-parties with whom we work experience, or are unable to protect against cyber-attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to or otherwise compromise our customers’ data, our data, or our platform and information technology systems, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses;
●	Interruptions or performance problems associated with technology and wireless technology outside of our control may adversely affect our business and results of operations;
●	Platform partnerships, strategic alliances and collaborations, or other similar arrangements may have a material adverse effect on our business, results of operations and prospects;
●	If we fail to retain and motivate members of our management team or other key employees or fail to attract additional qualified personnel to support our operations, our business and future growth prospects would be harmed;
●	Acquisitions, strategic investments, partnerships and/or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition and results of operations;
●	We conduct international operations, which exposes us to significant risks;
●	We face intense competition in our industry, and we may not be able to compete successfully in our target markets;
●	A decline in discretionary consumer spending may adversely affect our industry, our operations and ultimately our profitability;
●	We typically provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our business, financial condition and results of operations;
●	Indemnity provisions in various agreements to which we are a party potentially expose us to substantial liability for infringement, misappropriation or other violation of intellectual property rights, data protection and other losses;
●	Our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or otherwise harm our business;
●	Changes in government trade policies, including the imposition of tariffs and export restrictions, could have an adverse impact on our business operations and sales;
●	We may become involved in legal, regulatory, and administrative inquiries and proceedings, and unfavorable outcomes in litigation or other matters could negatively impact our business, financial conditions, and results of operations;
●	Changes in financial accounting standards may cause adverse and unexpected revenue fluctuations and impact our reported results of operations;
●	If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price;
●	Failure to protect our intellectual property rights could adversely affect our business;

●	We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies;
●	We use open source software in our products and we expect to continue to incorporate open source software in our services in the future;
●	We rely on the availability of licenses to third-party technology that may be difficult to replace or that may cause errors or delay implementation of our technology and services should we not be able to continue or obtain a commercially reasonable license to such technology;
●	Cryptocurrency and other digital assets are an emerging asset class that carries unique risk, including the risk of financial loss;
●	Changes in the accounting treatment of cryptocurrency holdings could have significant accounting impacts, including increasing the volatility of our results;
●	Cryptocurrency price volatility may materially depress asset valuations, necessitating substantial cash reserves or liquidity buffers to maintain operational resilience. These risks are compounded by the lack of comprehensive regulation governing cryptocurrency trading platforms, which face material exposure to fraud, market manipulation, security breaches, and operational failures that could materially and adversely affect the value of our cryptocurrency holdings;
●	Cryptocurrency holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents;
●	If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our cryptocurrency, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our cryptocurrency and our financial condition and results of operations could be materially adversely affected;
●	We will face significant risks relating to disruptions, forks, 51% attacks, hacks, network disruptions, or other adverse events or other compromises to the cryptocurrency blockchains, which could materially and adversely impact our business, financial condition and results of operations;
●	The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and lack of profits, which could lead to wide fluctuations in our share price;
●	We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our common stock;
●	Our failure to meet the continued listing standards of Nasdaq could result in a delisting of our common stock;
●	In the event that our common stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stocks and thus be subject to the penny stock rules;
●	Substantial future sales of shares of our common stock could cause the market price of our common stock to decline;
●	We do not intend to pay cash dividends on shares of our common stock for the foreseeable future;
●	We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights; and provisions in our charter documents could discourage a takeover that stockholders may consider favorable; and
●	All of our warrants to purchase shares of our common stock are out-of-the money and may expire worthless.

Risks Related to Our Growth and Financial Condition

We have a history of operating losses and may not be profitable in the future.

We have incurred net losses since inception and had an accumulated deficit of approximately $377.4 million as of December 31, 2025. As discussed below, while we have experienced revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or to achieve profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, including by introducing new products and functionality, and to expand our inside and field sales teams and customer success team to drive new customer adoption, expand use cases and integrations, and support international expansion. We will also face increased compliance costs associated with growth and the expansion of our customer base. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unsuccessful in implementing any initiatives to improve our revenues to achieve profitability, it will have a material adverse impact on our business, prospects, operating results and financial condition. There can be no assurance that the revenue that we generate will be able to support our operations or meet our working capital needs.

Our recent growth may not be indicative of our future growth. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $39.1 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

●	price our products effectively so that we are able to attract new customers and expand sales to our existing customers;
●	expand the functionality and use cases for the products we offer on our platform;
●	maintain and expand the rates at which customers purchase our products and services;
●	provide our customers with support that meets their needs;
●	continue to introduce our products to new markets outside of the United States;
●	successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our platform; and
●	increase awareness of our brand on a global basis and successfully compete with other companies.

Additional factors that may impact the growth of our revenue are described under Part I - Item 1. Business in this Annual Report on Form 10-K.

We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.

In addition, we expect to continue to expend substantial financial and other resources on:

●	our technology infrastructure, including systems architecture, scalability, availability, performance and security;
●	our sales and marketing organization to engage our existing and prospective customers, increase brand awareness and drive adoption of our products;

●	product development, including investments in our product development team and the development of new products and new functionality for our platform as well as investments in further optimizing our existing products and infrastructure;
●	acquisitions or strategic investments;
●	international expansion; and
●	general administration.

These investments may not result in increased revenue growth in our business. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. In future periods if our revenue growth does not meet our expectations or increase at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations may be harmed, and we may not maintain profitability in the future.

We need financing in the near term to support our ongoing operations. If we do not raise sufficient capital in the short term, we may be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection or engage in a similar process.

We are currently operating at a loss and our cash position is insufficient to fund operations in the near term. As such, we need additional financing to implement our business plan and to service our ongoing operations. We believe that current cash on hand is not sufficient to fund our immediate operational needs. If we are unable to obtain additional financing in the short term, we will be required to divest all or a portion of our business or otherwise liquidate, wind-up, restructure or curtail our operations and product development timeline. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

The terms of the CSI Convertible Notes place restrictions on our operating and financial flexibility.

On May 20, 2025, we completed our asset purchase (the “CSI Asset Purchase”) of technology assets, customer contracts, trademarks, and other intellectual property from CSI. In connection with the CSI Asset Purchase, we issued to CSI certain convertible promissory notes in an aggregate principal amount of $15.0 million (the “CSI Convertible Notes”), each due on the second anniversary (the “CSI Maturity Date”) of the closing (the “CSI Closing”) of the CSI Asset Purchase.

In the event we have cash on hand (inclusive of available revolving line(s) of credit and/or other similar instruments) of at least $30,000,000 on any last business day of any calendar month after the six-month anniversary of the CSI Closing, we will be required to repay $5,000,000 of the principal outstanding under the CSI Convertible Notes, and any accrued but unpaid interest thereon. Additionally, in the event we have cash on hand (inclusive of available revolving line(s) of credit and/or other similar instruments) of at least $30,000,000 on any last business day of any calendar month after the nine-month anniversary of the CSI Closing, we will be required to repay $5,000,000 of the principal outstanding under the CSI Convertible Notes, and any accrued but unpaid interest thereon.

The CSI Convertible Notes include customary event of default provisions. Upon the occurrence of an event of default, the CSI Convertible Notes and all amounts due thereunder shall become immediately due and payable in cash without notice. Additionally, upon the occurrence of an event of default, CSI is entitled, if permitted by applicable law, to do one or both of the following: (a) increase the rate of interest on the aggregate outstanding principal balance and any other amounts then owing by Company to CSI to 10% per annum, compounded annually, until paid in full; and (b) add any unpaid accrued interest to principal, and such sum shall bear interest therefrom until paid in full at 10% per annum, compounded annually.

Our outstanding indebtedness and any future indebtedness we may incur, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay special interest, if any, on or to refinance the Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate sufficient cash flow from operations to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, fluctuating inflation and interest rates, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the war in Ukraine and conflicts in the Middle East, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. Such catastrophic and disruptive events have and may adversely affect workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, customers, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions have and may reoccur in the future. The war in Ukraine, conflicts in the Middle East and related political and economic responses such as sanctions imposed on Russia, may also exacerbate these issues and trends especially in these regions. In addition interest rates remain elevated, which may dampen economic growth and cause companies to moderate spending on information technology. These types of unfavorable conditions could disrupt the timing of and attendance at key industry events, which we rely upon in part to generate sales of our products. If those events are disrupted, our marketing investments, sales pipeline and ability to generate new customers and sales of our products could be negatively and adversely affected. Our competitors, many of which are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers and may be less dependent on key industry events to generate sales for their products. The increased pace of consolidation in certain industries may result in reduced overall spending on our products and solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or how any such event may impact our business.

Risks Related to Our Business, Operations and Industry

A small number of customers represent a significant percentage of our revenue, so any loss of key customers could have a material adverse effect on our business.

A small number of our customers represent a significant percentage of our revenue. Although we may have agreements with these customers, these agreements typically do not require any minimum purchases and do not prohibit customers from using competing technologies or customers from purchasing products and services from competitors. Because many of our markets are rapidly evolving, customer demand for our technologies and products can shift quickly.

As of December 31, 2025, the Company had two customers accounting for 65% and 32% of accounts receivable. As of December 31, 2024, the Company had three customers accounting for 68%, 12% and 11% of accounts receivable. The Company had two customers accounting for 51% and 26% of its net revenue for the year ended December 31, 2025. The Company had four customers accounting for 29%, 19%, 18% and 10% of its net revenue for the year ended December 31, 2024.

A loss of any of our key customers could have a material adverse effect on our business and results of operations.

We have entered into transactions, and may in the future enter into further transactions, with related parties, potentially exposing us to heightened regulatory scrutiny, corporate governance risks, and reputational concerns.

We have entered into transactions, and may in the future enter into further transactions, with related parties. Related-party transactions create the possibility of conflicts of interest with regard to management, including that: (i) our executive officers and directors that hold positions of responsibility with related parties may be aware of certain business opportunities that are appropriate for presentation to us as well as to such other related parties and may present such business opportunities to such other parties and (ii) our executive officers and directors that hold positions of responsibility with related parties may have significant duties with, and spend significant time serving, other entities and may have conflicts of interest in allocating time. Such conflicts could cause such executive officer or director to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related-party transactions could impair the confidence of our investors. Our board of directors (the “Board”) and the audit committee of our Board (the “Audit Committee”) regularly review these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition and results of operations.

Certain of our license agreements and other agreements were negotiated between related parties. Consequently, their terms, including fees payable to us, may not be as favorable to us as if they had been negotiated exclusively with an unaffiliated third party. There can be no assurance that our agreements with related parties will be viewed as fair or reasonable by investors, regulators, or other stakeholders. If these arrangements are challenged, renegotiated, terminated, or found to be inconsistent with applicable laws, accounting standards, or stock exchange requirements, we could incur financial losses, operational disruptions, or be required to restate financial results.

If we are unable to attract new customers, our business, financial condition and results of operations will be adversely affected.

To increase our revenue, we must continue to attract new customers. Our success will depend to a substantial extent on the widespread adoption of our platform and products as an alternative to existing solutions. Further, the adoption of SaaS business software may be slower in industries with heightened data security interests or business practices requiring highly-customizable application software. In addition, as our market matures, our products evolve, and competitors introduce lower cost or differentiated products that are perceived to compete with our platform and products, our ability to sell subscriptions for our products could be impaired. Similarly, our subscription sales could be adversely affected if customers or users within these organizations perceive that features incorporated into competitive products reduce the need for our products or if they prefer to purchase other products that are bundled with solutions offered by other companies that operate in adjacent markets and compete with our products. As a result of these and other factors, we may be unable to attract new customers, which may have an adverse effect on our business, financial condition and results of operations.

We rely on the cooperation of our customers to install our modules in their audio products.

Our modules are sold to our customers who are consumer electronics companies. Our customers install the modules into their products. Our customers’ audio products are sold to the public who must then install the audio system into their homes or businesses. We do not oversee installation of our products and therefore have no control over the result. If a module is not installed correctly in a customer product or an end consumer does not install their audio system correctly, our technology may not work properly, which could result in customer dissatisfaction or have a material adverse impact on our reputation, our business and our financial results.

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.

Our results of operations have fluctuated in the past and may continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

●	fluctuations in demand for, pricing and usage of our platforms, services and products, particularly around industry conferences;
●	our ability to attract new customers;
●	our ability to retain our existing customers;
●	timing and amount of our investments to expand the capacity of and with our third-party cloud infrastructure providers;
●	the investment in new products and features relative to investments in our existing infrastructure and products;
●	the timing of our customer purchases;
●	fluctuations or delays in purchasing decisions in anticipation of new products or enhancements by us or our competitors;
●	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
●	our ability to hire, train and maintain our direct sales force, engineers, and marketing employees;
●	our ability to control costs, including our operating expenses;
●	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses, including commissions;
●	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
●	the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
●	the effects of acquisitions and their integration;
●	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those impacted by the war in Ukraine and conflicts in the Middle East;
●	the effect of other economic factors, including inflation, pricing and currency fluctuations;
●	the impact of new accounting pronouncements;
●	changes in regulatory or legal environments that may cause us to incur, among other elements, expenses associated with compliance;

●	changes in the competitive dynamics of our market, including consolidation among competitors or customers; and
●	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products and platform capabilities.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, fluctuating inflation and interest rates, and uncertainty about economic stability. For a discussion of certain of these economic, political, regulatory, and market risks, see “Risks Related to our Growth and Financial Condition-Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our results of operations”. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including personnel costs.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

Our sales are subject to fluctuation as a result of our customers’ new product introduction timelines and end-user adoption of our customers’ retail products, both of which are outside of our control.

We, in conjunction with our customers, are launching a new technology to the retail and consumer market. The consumer adoption rate at retail is a critical component of our financial success and is currently an unknown component of our financial plans. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

We depend on the timely delivery of products from our vendors and purchases from our partners and customers.

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

We are reliant on module manufacturers to produce the modules which we then sell to our customers and any change in their management or business could have a negative effect on our operations.

Our revenue from the sale of modules to consumer electronics and speaker companies depends in large part upon the availability of our modules that implement our technologies. Our manufacturers incorporate our technologies into these modules, which are then incorporated in consumer entertainment products. We do not manufacture these modules, but rather depend on manufacturers to produce the modules which we then sell to our customers. We do not control the manufacturers. While we have a longstanding relationship with our manufacturers, there can be no assurance that our manufacturers will continue to timely produce our modules. Change in management of our manufacturers or a change in their operations could negatively affect our production and cause us to seek other manufacturers which we may not be able to obtain on the same or similar terms as our current manufacturers. This could have a negative effect on our operations.

We currently rely on semiconductor manufacturers to manufacture our semiconductors, and our failure to manage our relationship with our semiconductor manufacturers successfully could negatively impact our business.

We rely on a single contractor in Japan for the production of our transmit semiconductor chip and a single contractor in China for the production of our receive semiconductor chip. Our reliance on these semiconductor manufacturers reduces our control over the manufacturing process, exposing us to risks, including increase production costs and reduced product supply. If we fail to manage our relationships with these manufacturers effectively, or if a contract manufacturer experiences delays, disruptions, or decides to end-of-

life components that it manufactures for us, our ability to ship products to our end-user customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our manufacturers’ financial or business condition could disrupt our ability to supply quality products to our end-user customers. If we are required to change manufacturers, we may lose revenue, incur increased costs and damage our customer relationships. In addition, qualifying a new semiconductor manufacturer and commencing production can be an expensive and lengthy process. As a result of any of these aforementioned disruptions, we would experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could be harmed.

As usage of our products and services grows, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Any failure of or delay in these efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates or, the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Additionally, we have experienced inorganic growth through various acquisitions and may experience additional inorganic growth through future acquisitions. This growth may place a strain on our employees, management systems, operational, financial, and other resources. Further, any failure in optimizing our spend on third-party cloud services as we scale could negatively impact our gross margins. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.

Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We may encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business, financial condition, and results of operations would be harmed.

We rely upon third-party providers of cloud-based infrastructure to host our products. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.

We outsource substantially all of the infrastructure relating to our cloud solution to third-party hosting services. Customers of our cloud-based products need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Our cloud-based products depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, outbreaks of contagious diseases, terrorist or other attacks, and other similar events beyond our control could negatively affect our cloud-based products. A prolonged service disruption affecting our cloud-based solution for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud solution for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations.

Failure to stay on top of technology innovation could harm our business model.

Our revenue growth will depend upon our success in new and existing markets for our technologies. The markets for our technologies and products are defined by:

●	rapid technological change;
●	new and improved technology and frequent product introductions;
●	consumer demands; evolving industry standards; and
●	technology and product obsolescence.

Our future success depends on our ability to enhance our technologies and products and to develop new technologies and products that address the market needs in a timely manner. Technology development is a complex, uncertain process requiring high levels of innovation, highly skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products on a timely basis, if at all.

The competitive position of our technology depends in part on its ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our technology with such third-party products and services, our business, financial condition, and results of operations could be adversely impacted.

The competitive position of our technology depends in part on its ability to operate with products and services of third parties, technology services, and infrastructure, including but not limited to, in connection with our strategic partnerships and collaborations and other similar arrangements where applicable. Our customers may change the features of their technologies and audio systems may advance technologically. As such, we must continuously modify and enhance our technology to adapt to changes in, or to be integrated or otherwise compatible with, hardware, technology, networking, browser, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, technology, or infrastructure, or our technology may not support the capabilities needed to operate with such hardware, technology, or infrastructure. In addition, to the extent that a third-party were to develop technology or services that compete with ours, that provider may choose not to support one or more of our offerings. We intend to facilitate the compatibility of our technology with various third-party hardware, technology, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations could be adversely impacted.

Our use and development of, and investment in, AI and blockchain technologies may not be successful and may present business, legal and reputational risks.

We are making investments in AI and blockchain products, technologies and companies to, among other things, develop new products and processes or features for our existing products and processes, which is costly. As AI and blockchain are highly complex and rapidly evolving technologies in the early stages of commercial use, there are significant risks involved in the development and use of, and investment in, AI and blockchain, and there can be no assurance that our development or use of, or investment in, AI or blockchain technologies (including potentially for use in digital asset trading in the future) will be successful, gain market acceptance, enhance our products or services or augment our business or results of operations. Additionally, our competitors may be developing their own AI and blockchain products and technologies, which may be superior in features, functionality or cost to our offerings.

Moreover, our AI-related product initiatives and offerings, or our use of AI in internal business operations, may give rise to risks related to accuracy, reliability, bias, discrimination, harmful content generation, intellectual property infringement, the ability to obtain intellectual property protection, misappropriation or leakage of information, defamation, data privacy and cybersecurity, including due to the actions of the underlying AI model providers. The use of these tools may impact the quality and availability of our offerings, and may give rise to ethical concerns. Any of these factors could adversely affect our business, reputation or results of operations.

The introduction of AI and blockchain technologies into new or existing offerings may also result in new or expanded liabilities related to enhanced governmental or regulatory scrutiny, which could result in increased investigations, enforcement actions, litigation and compliance costs. For example, states, countries and supranational bodies, including the EU and throughout the U.S., have passed or proposed new rules and regulations related to the development and use of AI technology, which cover, among other things, algorithmic accountability, privacy and transparency. Regulatory environments related to blockchain technologies across foreign, federal, state and local jurisdictions also are rapidly evolving. Governmental authorities are likely to continue to issue new laws, rules and regulations governing blockchain technologies some of which may conflict with each other or with existing obligations under applicable law. These laws, rules and regulations may require us to incur significant costs and operational resources to comply. Additionally, existing laws and regulations may be interpreted in ways that may affect our use of AI or blockchain technologies. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business, reputation or results of operations. Because AI and blockchain technologies are highly complex and rapidly developing, it is not possible to predict all of the legal, reputational, operational or technological risks that may arise relating to our use and development of, and investment in, AI and blockchain technologies.

If we enter into strategic alliances, partnerships, joint ventures or investments, we may not realize the anticipated strategic goals for any such transactions.

From time to time, we may enter into strategic alliances, partnerships or joint ventures, or make investments or other financial or commercial arrangements, as a means to accelerate our entry into new markets, provide new solutions or enhance our existing capabilities. Entering into strategic alliances, partnerships, joint ventures or investments or other financial or commercial arrangements entails risks, including: (i) difficulties in developing or expanding the business of newly formed alliances, partnerships, joint ventures or businesses in which we invest; (ii) exercising influence over the activities of joint ventures or business in which we invest in which we do not have a controlling interest; (iii) potential conflicts with or among our partners; (iv) the possibility that our partners could take action without our approval or prevent us from taking action; and (v) the possibility that our partners suffer reputational harm during the pendency of the partnership, become bankrupt or otherwise lack the financial resources to meet their obligations.

In addition, there may be a long negotiation period before we enter into a strategic alliance, partnership or joint venture or make an investment or other financial or commercial arrangement or a long preparation period before we commence providing trading venues and solutions and/or realizing the anticipated benefits from or begin earning revenues pursuant to such arrangement, as applicable. We typically incur significant business development expenses, and management’s attention may be diverted from the operation of our existing business, during the discussion and negotiation period with no guarantee of consummation of the proposed transaction. Even if we succeed in developing a strategic alliance, partnership or joint venture with a new partner or investing in a business or other financial or commercial arrangement, we may not be successful in maintaining the relationship.

We cannot assure you that we will be able to enter into strategic alliances, partnerships or joint ventures or invest in businesses or enter into financial or commercial arrangements on terms that are favorable to us, or at all, or that any strategic alliance, partnership or joint venture we have entered into or may enter into or investment we have or may make will be successful. In particular, these arrangements may not generate the expected number of new clients or increased trading volumes or revenues or other benefits we seek. Unsuccessful strategic alliances, partnerships, joint ventures or investments could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Declines in or problems with the WiSA Association membership could negatively affect our reputation.

Our wholly owned subsidiary, WiSA, LLC, operates the “WiSA Association,” which is an association comprised of brands, manufacturers, and influencers within the consumer electronics industry, with the purpose of promoting a standardized method of interoperability between wireless audio components using our technology. We rely significantly on the WiSA Association to uphold the standards and criteria of interoperable audio products. If we lose members or new technology is developed that is easier to incorporate than ours, the WiSA Association may fail to maintain its active status and the sales of our modules could diminish as well. In addition, failure of our members to adhere to our policies designed to provide interoperability between audio systems could undermine the integrity of our brand.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products.

Our ability to increase our customer base, achieve broader market acceptance of our products, including recognition of the WiSA Association products, and platform capabilities will depend to a significant extent on our ability to expand our sales and marketing organization and increase our business development resources, including the vertical and geographic distribution of our sales force and our teams of account executives focused on new accounts and responsible for renewal and growth of existing accounts.

Our business requires that our sales personnel have particular expertise and experience in interoperability of audio systems, and the latest wireless audio technology. We may not achieve revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel with appropriate experience, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business, financial condition and results of operations may suffer.

We believe that maintaining and enhancing our brand is important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable products that continue to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and use cases, and our ability to successfully differentiate our products and platform capabilities from competitive products. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may suffer.

If we or the third-parties with whom we work experience, or are unable to protect against cyber-attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to or otherwise compromise our customers’ data, our data, or our platform and information technology systems, then our solution may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal, confidential, and proprietary information and other information (collectively, sensitive information) necessary to provide our services, to operate our business, for legal and marketing purposes, and for other business-related purposes.

Our platform and products involve the storage and transmission of data, including personal information, and security breaches or unauthorized access to our platform and products, or those of the third-parties with whom we work, could result in the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to sensitive information including our customers’ data. Consequently, we may be subject to significant litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities.

We have previously and may in the future become the target of cyber-attacks by third parties, including without limitation nation-state actors, seeking to gain unauthorized access to and exfiltrate our or our customers’ data, including confidential and personal information, or to disrupt our ability to provide our services. In addition, many of our employees work remotely and utilize network connections, computers and devices outside our premises or network, which may pose additional data security risks (including, for example, the increasing number of phishing and malicious emails we continue to receive). The reliability and continuous availability of our platform is critical to our success.

We use third-parties, including sub-processors, to help us deliver services to our customers. These vendors, such as cloud infrastructure providers, store or process personal and confidential information for us or our customers. We use third-party technology, systems and services in a variety of contexts, including, without limitation, cloud infrastructure, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing and other functions. While we have taken steps designed to protect the confidential and personal information that we have access to, our security measures or those of the third-parties with whom we work that store or otherwise process certain of our and our customers’ data on our behalf could be breached or we could suffer a loss of our or our customers’ data. Our ability to monitor these third-parties’ data security is limited, and they may not have adequate information security measures in place. Cyber-attacks, computer malware, viruses, employee mistakes or malfeasance, social engineering (including through deep fakes and spear phishing), malicious code, denial-of-service attacks, credential harvesting and general hacking have become more prevalent in our industry, particularly against cloud services, and have become enhanced or facilitated by AI. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are prevalent and can lead to significant interruptions, delays, or outages in our operations, loss of data (including customer data), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid.

There can be no assurance that any security measures that we or the third-parties with whom we work have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the integrity, confidentiality, and security of our and our customers’ data, our security measures or those of the third-parties with whom we work could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

Third parties may also conduct attacks designed to temporarily deny customers access to our cloud services. Any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our products, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store, and transmit increasingly large amounts of data.

In addition, we do not directly control content that our customers store in our products. If our customers use our products for the collection, transmission or storage of personal information and our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. Our remediation efforts may not be successful. We employ a shared responsibility model where our customers are responsible for using, configuring, and otherwise implementing security measures related to our platform, services, and products.

As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. In certain cases our customers may choose not to implement, or may incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure, or security incidents. Even if we are not the cause of a resulting customer security issue or incident, our customer relationships, reputation, and business may be adversely impacted.

We also process, store and transmit our own data as part of our business and operations. This data includes personal, confidential or proprietary information. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Among other things, our applications, systems, networks, software, other computer assets and physical facilities could be breached or could otherwise malfunction or fail, or the sensitive information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Additionally, from time to time employees or service providers may inadvertently misconfigure resources or misdirect certain communications, leading to security vulnerabilities or incidents that we must then expend effort and incur expenses to correct.

We may have contractual and other legal obligations, or we may voluntarily choose, to notify relevant stakeholders of security incidents. For instance, most jurisdictions have enacted laws, such as the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory contractual and legal disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach, and any failure to provide appropriate notice may violate the terms of our customer contracts. Applicable laws, our contracts and our representations require us to implement and maintain industry-standard or reasonable measures to safeguard personal information or confidential information. A security breach could lead to claims by our customers, or other relevant stakeholders, that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that any limitations of liability would be enforceable or adequate or would otherwise protect us from liabilities or damages.

The costs to respond to a security breach and/or mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.

Additionally, we cannot be certain that our insurance coverage will be adequate or sufficient for fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of privacy or security incidents or breaches. If the impacts of a privacy or security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of sensitive information.

Real or perceived errors, failures or bugs in our modules could adversely affect our operating results and growth prospects.

Because our modules are complex, undetected errors, failures or bugs may occur. Our module is installed and used in numerous audio systems of different brands with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our technology. Despite our testing, errors, failures or bugs may not be found in our modules until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our modules, which could result in customer dissatisfaction and adversely impact the perceived quality or utility of our products as well as our brand.

Any of these real or perceived errors, compatibility issues, failures or bugs in our modules could result in negative publicity, reputational harm, loss of competitive position or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources to correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions or delays in the use of our solutions, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.

Interruptions or performance problems associated with technology and wireless technology outside of our control may adversely affect our business and results of operations.

We may in the future experience performance issues due to a variety of factors, including wireless technology disruptions, human or software errors. If a wireless connection is compromised, our products will not work as designed and our business could be negatively affected. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period or a connection problem may be out of our control and could deter customers from purchasing wireless audio components.

We expect to continue to make significant investments to maintain and improve the performance of our modules. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business, operating results and financial condition may be adversely affected.

Platform partnerships, strategic alliances and collaborations, or other similar arrangements may have a material adverse effect on our business, results of operations and prospects.

We expect to continue to enter into platform partnerships, strategic alliances and collaborations, and other similar arrangements as part of our long-term business strategy. These types of arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, including our business development and product development efforts, they may expose us to unexpected liabilities, they may conflict with our increased sales hiring and direct sales strategy, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours.

As our platform partnerships, strategic alliances and collaborations, and other similar arrangements come to an end or terminate, we may be unable to renew or replace them on comparable terms, or at all. When we enter into these types of arrangements, our partners may be required to undertake some portion of sales, marketing, implementation services, engineering services, or technology configuration that we would otherwise provide. In such cases, our partner may be less successful than we would have otherwise been absent the arrangement and our ability to influence, or have visibility into, the sales, marketing, and related efforts of our partners may be limited. In the event we enter into an arrangement with a particular partner, we may be less likely (or unable) to work with one or more direct competitors of our partner with which we would have worked absent the arrangement. We may have interests that are different from our partners and/or which may affect our ability to successfully collaborate with a given partner. Similarly, one or more of our partners in a platform partnership, strategic alliance or collaboration, or other similar arrangements may independently suffer a bankruptcy or other economic hardship that negatively affects its ability to continue as a going concern or successfully perform on its obligation under the arrangement. Moreover, we cannot guarantee that the partners with whom we have strategic relationships will continue to devote the resources necessary to expand our reach and increase our distribution. In addition, customer satisfaction with our products provided in connection with these arrangements may be less favorable than anticipated, negatively impacting anticipated revenue growth and results of operations of arrangements in question. Further, some of our strategic partners offer competing products and services or work with our competitors. As a result of these and other factors, many of the companies with which we have or are seeking joint ventures, channel sales relationships, platform partnerships, or strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our technology, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with these partners, our ability to compete in a given marketplace or to grow our revenue would be impaired, and our results of operations may suffer. Even if we are successful in establishing and maintaining relationships with our partners, we cannot assure you that these relationships will result in increased customer usage of our technology or increased revenue. Additionally, if our partners’ brand, reputation, or products are negatively impacted in any way, that could impact our expected outcomes in those markets.

Further, winding down platform partnerships, strategic alliances and collaborations, and other similar arrangements can result in additional costs, litigation, and negative publicity. Any of these events could adversely affect our business, financial condition, results of operations, and growth prospects.

If we fail to offer high-quality support, our reputation could suffer.

Our customers rely on our customer support personnel to resolve issues and realize the full benefits that our platform provides. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. The importance of our support function will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our subscriptions to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.

If we fail to retain and motivate members of our management team or other key employees or fail to attract additional qualified personnel to support our operations, our business and future growth prospects would be harmed.

Our success and future growth depend largely upon the continued services of our executive officers, particularly Nathaniel Bradley, our Chief Executive Officer and co-founder of EOS Holdings, and Brett Moyer, our Chief Financial Officer, as well as our other key employees in the areas of research and development and sales and marketing functions. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. We do not maintain “key person” insurance for our executive officers or any of our other key employees.

Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time, for any reason and without notice. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our products and platform capabilities.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing SaaS applications, those experienced with AI and machine learning, and experienced sales professionals. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations which may add to the complexity and costs of our business operations. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the value or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

Acquisitions, strategic investments, partnerships and/or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition and results of operations.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel internal controls or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.

We conduct international operations, which exposes us to significant risks.

Our headquarters are located in Pennsylvania, but we also have employees in Taiwan and Korea and representatives in China and Japan. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks in addition to those we already face in the United States. In addition, we invest time and resources in understanding the regulatory framework and political environments of our customers overseas in order to focus our sales efforts. Because such regulatory and political considerations are likely to vary across jurisdictions, this effort requires additional time and attention from our sales team and could lead to a sales cycle that is longer than our typical process for sales in the United States. We also may need to hire additional employees and otherwise invest in our international operations in order to reach new customers. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international efforts may not be successful.

In addition, we will face risks in doing business internationally that could adversely affect our business, including:

●	the potential impact of currency exchange fluctuations;

●	the difficulty of staffing and managing international operations and the increased operations, travel, shipping and compliance costs associated with having customers in numerous international locations;
●	potentially greater difficulty collecting accounts receivable and longer payment cycles;
●	the need to offer customer support in various languages;
●	challenges in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
●	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
●	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and United Kingdom Bribery Act of 2010;
●	tariffs and other non-tariff barriers, such as quotas and local content rules;
●	more limited protection for our intellectual property in some countries;
●	adverse or uncertain tax consequences as a result of international operations;
●	currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
●	restrictions on the transfer of funds;
●	deterioration of political relations between the United States and other countries; and
●	political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.

Also, we expect that due to costs related to our international efforts and the increased cost of doing business internationally, we will incur higher costs to secure sales to international customers than the comparable costs for domestic customers. As a result, our financial results may fluctuate as we expand our operations and customer base worldwide.

Our failure to manage any of these risks successfully could harm our international operations and adversely affect our business, operating results and financial condition.

Risks Related to our Industry and Competition

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or to changing customer needs, requirements or preferences, our platform and products may become less competitive.

Our ability to attract new users and customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing products, increase adoption and usage of our products, and introduce new products and capabilities. The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. For example, some of our products use AI, and machine learning, and we are making investments in expanding our AI capabilities, which will require significant investment in infrastructure and personnel. However, AI technologies are complex and rapidly evolving in a changing competitive market and market acceptance of AI technologies remains uncertain. If we were unable to enhance our products and platform capabilities to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely than our products, our business, financial condition and results of operations could be adversely affected.

The markets in which we participate are competitive, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.

With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Some of our actual and potential competitors have been acquired by other larger enterprises and have made or may make acquisitions or may enter into partnerships or other strategic relationships that may provide more comprehensive offerings than they individually had offered or achieve greater economies of scale than us. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. As we look to market and sell our products and platform capabilities to potential customers with existing internal solutions, we must convince their internal stakeholders that our products and platform capabilities are superior to their current solutions.

We compete on the basis of a number of factors, including:

●	ability to provide unified, real-time observability of IT environments;
●	ability to operate in dynamic and elastic environments;
●	extensibility across the enterprise, including development, operations and business users;
●	propensity to enable collaboration between development, operations and business users;
●	ability to monitor any combination of public clouds, private clouds, on-premise and multi-cloud hybrids;
●	ability to provide advanced analytics and machine learning;
●	ease of deployment, implementation and use;
●	ability to operate across a broad range of geographies in compliance with local regulations;
●	breadth of offering and key technology integrations;
●	performance, security, scalability and reliability;
●	quality of service and customer satisfaction;
●	total cost of ownership; and
●	brand recognition and reputation.

Our competitors vary in size and in the breadth and scope of the products offered. Many of our competitors and potential competitors have greater name recognition, longer operating histories, more established customer relationships and installed customer bases, larger marketing budgets and greater resources than we do. Further, other potential competitors not currently offering competitive solutions may expand their product or service offerings to compete with our products and platform capabilities, or our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and product offerings in our addressable market. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and customer requirements. An existing competitor or new entrant could introduce new technology that reduces demand for our products and platform capabilities. In addition to product and technology competition, we face pricing competition. Some of our competitors offer their solutions at a lower price, which has resulted in, and may continue to result in, pricing pressures.

For all of these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to achieve or maintain market acceptance, any of which would harm our business, results of operations, and financial condition.

We face intense competition in our industry, and we may not be able to compete successfully in our target markets.

The digital audio, consumer electronics and entertainment markets are characterized by intense competition, subject to rapid change, and are significantly affected by new product introductions and other market activities of industry participants. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition, a longer operating history, broader product lines, lower cost structures and longer-standing relationships with customers and suppliers than we do. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements.

Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular product standard or a competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be in a position to deliver competitive products at a lower price than we can, along with the potential to conduct strategic acquisitions, joint ventures, subsidies and lobbying industry and government standards, hire more experienced technicians, engineers and research and development teams than we can. As a result, we may not be able to compete effectively against any of these organizations.

Our ability to compete in our current target markets and future markets will depend in large part on our ability to successfully develop, introduce and sell new and enhanced products or technologies on a timely and cost-effective basis and to respond to changing market requirements. We expect our competitors to continue to improve the performance of their current products and potentially reduce their prices. In addition, our competitors may develop future generations and enhancements of competitive products or new or enhanced technologies that may offer greater performance and improved pricing or render our technologies obsolete. If we are unable to match or exceed the improvements made by our competitors, our market position and prospects could deteriorate and our net product sales could decline.

The market for our solutions may develop more slowly or differently than we expect.

It is difficult to predict customer adoption rates and demand for our products, the entry of competitive products or the future growth rate and size of the cloud-based software and SaaS business software markets. The expansion of these markets depends on a number of factors, including: the cost, performance, and perceived value associated with cloud-based and SaaS business software as an alternative to legacy systems, as well as the ability of cloud-based software and SaaS providers to address heightened data security and privacy concerns. If we have a security incident or other cloud-based software and SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for these applications as a whole, including our platform and products, may be negatively affected. If cloud-based and SaaS business software does not continue to achieve market acceptance, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions, data security or privacy concerns, governmental regulation, competing technologies and products, or decreases in information technology spending or otherwise, the market for our platform and products might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition and results of operations.

A decline in discretionary consumer spending may adversely affect our industry, our operations and ultimately our profitability.

Luxury products, such as speaker systems, TVs, game consoles and PCs, are discretionary purchases for consumers. Any reduction in consumer discretionary spending or disposable income may affect our industry significantly. Many economic factors outside of our control could affect consumer discretionary spending, including the financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels, and tax rates. Any reduction in discretionary consumer spending could materially adversely affect our business and financial condition.

Consumer spending weakness could impact our revenue.

Weakness in general economic conditions may suppress consumer demand in our markets. Many of the products in which our technologies are incorporated are discretionary goods, such as home-theater systems. Weakness in general economic conditions may also lead to customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Economic conditions may impact the amount businesses spend on their speaker systems. Weakness in economic conditions could lessen demand for our products and negatively affect our revenue.

Climate change may have a long-term impact on our business.

Climate change may have an increasingly adverse impact on our business and those of our customers and suppliers. Water and energy availability and reliability in the communities where we conduct business is critical. Climate change, its impact on our supply chain and critical infrastructure worldwide, and its potential to increase political instability in regions where we, our customers and suppliers do business, may disrupt our business and may cause us to experience higher attrition, losses and costs to maintain or resume operations. Although we maintain a program of insurance coverage for a variety of property, casualty, and other risks, the types and amounts of insurance we obtain vary depending on availability and cost. Some of our policies have large deductibles and broad exclusions, and our insurance providers may be unable or unwilling to pay a claim. Losses not covered by insurance may be large, which could harm our results of operations and financial condition.

Our operations, products and services, as well as those of our suppliers and customers, may also be subject to climate-related laws, regulations and lawsuits. Regulations such as carbon taxes, fuel or energy taxes, and pollution limits could result in greater direct costs, including costs associated with changes to manufacturing processes or the procurement of raw materials used in manufacturing processes, increased levels of capital expenditures to improve facilities and equipment, and higher compliance and energy costs to reduce emissions, as well as greater indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities. Stockholder groups may find us insufficiently responsive to the implications of climate change, and therefore we may face legal action or reputational harm. We may also experience contractual disputes due to supply chain delays arising from climate change-related disruptions, which could result in increased litigation and costs.

We also face risks related to business trends that may be influenced by climate change concerns. Stockholder advocacy groups, certain institutional investors, investment funds, other market participants, stockholders and customers have focused increasingly on the environmental, social and corporate governance (“ESG”), and sustainability practices of companies, including those associated with climate change and human rights. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet stockholder or other industry expectations and standards, which continue to evolve, our brand, reputation and business activities may be negatively impacted. Any sustainability disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and talent diversity and inclusion practices. It is possible that our stockholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices, or choose not to conduct business with potential customers, or discontinue or not expand business with existing customers, due to our policies. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could have a material negative impact on our reputation and business activities.

Risks Related to Legal, Regulatory and Accounting

We typically provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our business, financial condition and results of operations.

Our subscription agreements typically contain service-level commitments. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition and results of operations.

Indemnity provisions in various agreements to which we are a party potentially expose us to substantial liability for infringement, misappropriation or other violation of intellectual property rights, data protection and other losses.

Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable for losses suffered or incurred as a result of certain claims relating to or arising from our technology, services, platform, our acts or omissions under such agreements or other contractual obligations. In some cases, the liability is not limited and we may still incur substantial liability related to such agreements, and we may be required to cease providing certain functions or features on our platform as a result of any such claims. Even if we succeed in contractually limiting our liability, such limitations may not be enforceable. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our platform and adversely affect our business, financial conditions and results of operations. In addition, our insurance may not be adequate to indemnify us for all liability that may be imposed on us or otherwise protect us from liabilities or damages with respect to claims, including claims on such matters as alleged compromises of customer data, which may be substantial. Any such coverage may not continue to be available to us on acceptable terms or at all.

Our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or otherwise harm our business.

We are subject to a variety of local, state, national, and international laws and directives and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. Foreign data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to remain uncertain for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving technology industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that permit cross-border data transfers. For example, the California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will jointly regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 and instilled enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which began carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their obligations. We cannot yet fully predict the impact of the CCPA and CPRA on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. States other than California have also enacted or are considering enacting similar regulations, and certain comprehensive U.S. state privacy laws extend similar rights to residents. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the European Union, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our technology and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.

The overarching complexity of privacy and data protection laws and regulations around the world pose a compliance challenge that could manifest in costs, damages, or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls, or the malicious or inadvertent breach of applicable privacy and data protection requirements by us, our employees, our business partners, or our customers.

Further, the U.S. Supreme Court recently overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies where the law is ambiguous. This Supreme Court decision may invite more companies and stakeholders to bring lawsuits against government agencies to challenge how such agencies pursue enforcement and compliance actions. However, we cannot predict the full impact of this decision, future judicial challenges that may be brought, or the nature or extent of government regulation that may arise from future legislation or administrative action.

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection, and information security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection, and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws and regulations, industry standards, or other obligations may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations. As these legal regimes relating to privacy, data protection, and information security continue to evolve, they may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Furthermore, because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, or the features of our technology, or we may simply fail to properly develop or implement our practices, policies, procedures, or features in compliance with such obligations. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our technology, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to fulfill existing obligations, make enhancements, or develop new technology and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our technology.

These existing and proposed laws and regulations can be costly to comply with and can make our technology and services less effective or valuable, delay or impede the development of new products, result in negative publicity, increase our operating costs, require us to modify our data handling practices, limit our operations, impose substantial fines and penalties, require significant management time and attention, or put our data or technology at risk. Any failure or perceived failure by us or our technology to comply with the laws, regulations, directives, policies, industry standards, or legal obligations of the U.S., European Union, or other governmental or non-governmental bodies at the regional, national, or supra-national level relating to privacy, data protection, or information security, or any security incident that results in actual or suspected loss of or the unauthorized access to, or acquisition, use, release, or transfer of, personal information, personal data, or other customer or sensitive data or information may result in governmental investigations, inquiries, enforcement actions and prosecutions, private claims and litigation, indemnification or other contractual obligations, other remedies, including fines or demands that we modify or cease existing business practices, or adverse publicity, and related costs and liabilities, which could significantly and adversely affect our business and results of operations.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), U.S. domestic bribery laws, the UK Bribery Act, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our platform and products are subject to U.S. export controls, including the Export Administration Regulations, and we incorporate encryption technology into certain of our products. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the Office of Foreign Assets Control that prohibit the shipment of most products and services to embargoed jurisdictions or sanctioned parties without the required export authorizations. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.

If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected through reputational harm, as well as other negative consequences, including government investigations and penalties.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our end-customers’ ability to implement our products in those countries. Changes in our products or future changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our end-customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our products would adversely affect our business, results of operations, and growth prospects.

Changes in government trade policies, including the imposition of tariffs and export restrictions, could have an adverse impact on our business operations and sales.

The United States or foreign governments may enact changes in government trade policies that could adversely impact our ability to sell products in certain countries, particularly in China. For example, the U.S. government has imposed tariffs on certain Chinese imports and, in return, the Chinese government has imposed or proposed tariffs on certain U.S. products. Additionally, export restrictions imposed by the U.S. government, including the addition of licensing requirements by the United States Department of Commerce’s Bureau of Industry and Security (“BIS”) through the addition of companies to the BIS Entity List, may require us to suspend our business with certain international customers if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between certain countries, what products may be subject to such actions, or what actions may be taken by other countries in response. It also may not be possible to anticipate the timing or duration of such tariffs, export restrictions, or other regulatory actions. These government trade policies may materially adversely affect our sales and operations with current customers as well as impede our ability to develop relationships with new customers.

There is a risk of further escalation and retaliatory actions between the U.S. and other foreign governments. If significant tariffs or other restrictions are placed on goods exported from China or any related counter-measures are taken, our revenue and results of operations may be materially harmed. These tariffs may also make our customers’ products more expensive for consumers, which may reduce consumer demand.

There is also a risk that the U.S. government may seek to implement more protective trade measures, not just with respect to China but with respect to other countries as well, such as those imposed on Russia in connection with its invasion of Ukraine. This could include new or higher tariffs and even more restrictive trade barriers, such as prohibiting certain types of, or all sales of certain products or products sold by certain parties into the U.S. Any increased trade barriers or restrictions on global trade could have a materially adverse impact on our business and financial results.

We may become involved in legal, regulatory, and administrative inquiries and proceedings, and unfavorable outcomes in litigation or other matters could negatively impact our business, financial conditions, and results of operations.

We may, from time to time, be involved in and subject to litigation or proceedings for a variety of claims or disputes, or regulatory inquiries. These claims, lawsuits, and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Derivative claims, lawsuits, and proceedings, which may, from time to time, be asserted against our directors by our stockholders, could involve breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters. In addition, our business and results may be adversely affected by the outcome of currently pending and any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.

Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected due to the cost of enforcing the terms of our contracts through litigation. Litigation or other proceedings can be expensive and time consuming and can divert our resources and leadership’s attention from our primary business operations. The results of our litigation also cannot be predicted with certainty. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our software or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected. Furthermore, if we accrue a loss contingency for pending litigation and determine that it is probable, any disclosures, estimates, and reserves we reflect in our financial statements with regard to these matters may not reflect the ultimate disposition or financial impact of litigation or other such matters. These proceedings could also result in negative publicity, which could harm customer and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

We could be subject to additional tax liabilities.

We are subject to federal, state, and local income taxes in the U.S. Determining our provision for income taxes requires significant management judgment, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. tax laws. Tax authorities may disagree with our calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest, or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2025, we have approximately $122.3 million of net operating loss carryforwards (“NOLs”), for federal and state income tax purposes, which begin to expire in 2039 if not utilized. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, U.S. federal NOLs incurred in taxable years after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in a particular taxable year is limited to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize portions of these NOLs before they expire.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and tax credits to offset post-change taxable income or taxes. Our ability to utilize NOLs and tax credits of companies that we have acquired or may acquire in the future may be subject to limitations. Furthermore, if we generate NOLs in the future, and we experience a future ownership change under Section 382 of the Code, our ability to utilize our NOLs and tax credits to offset our income may be subject to limitation. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our future NOLs or the NOLs of companies that we have acquired or may acquire in the future could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize NOLs and tax credits that are or may in the future be reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Our results of operations may be harmed if we are required to collect sales or other related taxes for our license arrangements in jurisdictions where we have not historically done so.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We collect and remit U.S. sales and use tax, value-added tax (“VAT”), and goods and services tax (“GST”) in several jurisdictions. It is possible, however, that we could face sales tax, VAT, or GST audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to those authorities. We could also be subject to audits for which we have not accrued tax liabilities. Jurisdictions may seek to impose incremental or new sales, use, or other tax collection obligations on us or may determine that such taxes should have, but have not been, paid by us.

Changes in financial accounting standards may cause adverse and unexpected revenue fluctuations and impact our reported results of operations.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, derivatives, intangible assets, including goodwill, and income taxes.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We are also required to disclose significant changes made in our internal control procedures on a quarterly basis.

To comply with Section 404, we have engaged in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Our compliance with Section 404 requires that we incur substantial professional fees and expend significant management efforts, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in the Certificate of Incorporation and our bylaws (the “Bylaws”) may have the effect of delaying or preventing a change of control or changes in our management. The Certificate of Incorporation and the Bylaws include provisions that:

●	authorize the Board to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by the Board that may be senior to our common stock;
●	specify that special meetings of our stockholders can be called only by the Board, the chairman of the Board, our president, or by one or more stockholders holding shares in the aggregate entitled to cast not less than 10% of the votes at such meeting; and
●	provide that vacancies on the Board and newly created directorships resulting from any increase in the authorized number of directors elected by all of the stockholders having the right to vote as a single class may be filled by a majority of directors then in office, although less than a quorum, or by a sole remaining director.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of the Board, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our common stock would receive a premium for their shares of our common stock in an acquisition.

Risks Related to Our Intellectual Property

Failure to protect our intellectual property rights could adversely affect our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any of our patent rights, copyrights, trademarks or other intellectual property rights may be challenged by others, weakened or invalidated through administrative process or litigation.

As of December 31, 2025, we had 45 issued and 52 pending U.S. patents covering our technology. We also license issued U.S. patents from others. The patents that we own or license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties, and our patent applications may never be granted.

Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.

Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our software is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, and other national governments and from interpretations of the IP laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we endeavor to enter into non-disclosure agreements with our employees, licensees and others who may have access to this information, we cannot assure you that these agreements or other steps we have taken will prevent unauthorized use, disclosure or reverse engineering of our technology. Moreover, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent this competition.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially viable. Any litigation, whether or not resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, operating results, financial condition and cash flows.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may therefore provide little or no deterrence. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims.

There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively. Any of these results would adversely affect our business, operating results, financial condition and cash flows.

We use open source software in our products and we expect to continue to incorporate open source software in our services in the future.

Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot ensure that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition and results of operations, or require us to devote additional research and development resources to change our products. In addition, although we employ open source software license screening measures, if we were to combine our proprietary software products with open source software in a certain manner we could, under certain open source licenses, be required to release the source code of our proprietary software products. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our product. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products or take other remedial actions.

We rely on the availability of licenses to third-party technology that may be difficult to replace or that may cause errors or delay implementation of our technology and services should we not be able to continue or obtain a commercially reasonable license to such technology.

Our technology may include intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these technology or to seek new licenses for existing or new technology or other products. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of security or privacy, or reputational concerns, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party technology that we license is found to infringe, misappropriate, or otherwise violate intellectual property or privacy rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs, delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our technology, and may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the inclusion in our technology of technology or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our technology from products of our competitors and could inhibit our ability to provide the current level of service to existing customers.

In addition, any data that we license from third parties for potential use in our technology may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our technology is perceived by our current and potential customers and could materially damage our reputation and brand.

Changes in or the loss of third-party licenses could lead to our technology becoming inoperable or the performance of our technology being materially reduced resulting in our potentially needing to incur additional research and development costs to ensure continued performance of our technology or a material increase in the costs of licensing, and we may experience decreased demand for our technology.

Risks Related to Cryptocurrencies and Digital Assets

Cryptocurrency and other digital assets are an emerging asset class that carries unique risk, including the risk of financial loss.

Cryptocurrencies, digital currencies, coins, tokens, NFTs and other digital or crypto assets or instruments that are issued and transferred using distributed ledger or blockchain technology (collectively referred to herein as “digital assets”) are a relatively new and evolving asset class and technological innovation that are subject to a high degree of uncertainty. The characteristics of particular digital assets within this broad asset class may differ significantly.

Digital assets carry unique risks. There is a high degree of fraud, theft, cyber attacks and other forms of risk associated with digital assets, and legal, regulatory and market standards around market conduct, transparency, custody, segregation of client assets, clearing and settlement for these assets, are all evolving or unsettled, which can increase risks for us, both as a holder of digital assets and a service provider in the digital asset space.

In addition, the intrinsic value of digital assets is particularly uncertain and difficult to determine due to the novel and rapidly changing nature of digital asset markets. For example, the value of digital assets is based in part on market adoption and future expectations regarding growth in the usage of digital assets for various applications, which may or may not be realized. Even if growth in the use of any digital assets occurs in the near or medium term, there is no assurance that such use will continue to grow over the long term. Further, a contraction in use of any digital asset may result in increased volatility or a reduction in prices. As a result, the value of digital assets is highly speculative and there can be no guarantee that the digital assets we hold will maintain their value in the future or that such digital assets can be converted into or sold for fiat currencies.

Because we currently self-custody our digital asset wallets, we are directly responsible for maintaining the security and integrity of the private keys and related wallet infrastructure. It is possible for electronic wallet keys to become lost or stolen, for blockchains to experience detrimental changes, such as forks, or for exchange and custodian partners to experience cybersecurity incidents. In the event of such events, we could experience financial loss and we may face regulatory or legal consequences.

A determination that a digital asset is a “security” in which we transact or facilitate transactions in, or that a product or service we provide or an activity in which we engage involves a “securities transaction” for purposes of the federal securities laws could adversely affect the value of that digital asset and potentially digital assets generally, or have adverse regulatory consequences for us, and could therefore adversely impact our business, financial condition and results of operations.

The SEC and its staff have taken the position that a range of digital assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product, or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given digital asset, product, or service is an investment contract security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and whether any given digital asset, product, or service is a note in the 1990 Supreme Court case Reves v. Ernst & Young. The legal tests for determining whether any given digital asset, product, or service is a security requires a highly complex, fact-driven analysis. Accordingly, whether any given digital asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular digital asset, product or service could be deemed a “security” or “securities offering” under applicable laws. The SEC generally does not provide advance guidance or confirmation on its assessment of the status of any particular digital asset, product, or service as a security. Furthermore, in our view, statements by the SEC and its staff have appeared contradictory at times. It is also possible that the change in the governing administration and the appointment of new SEC commissioners will substantially impact the approach to enforcement by the SEC and its staff.

Any enforcement action by the SEC or a state securities regulator asserting that a digital asset is a security or sold in a securities transaction or related derivatives contract, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of that digital asset, and depending on the specific characteristics of the digital asset, could have adverse spillover effects on the trading values of other digital assets perceived to share similar characteristics. This is because the business models behind most digital assets are incompatible with U.S. regulations applying to transactions in securities. If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the U.S. through the same channels used by non-security digital assets. For example, all transactions in such digital asset would have to be registered with the SEC and potentially state securities regulators, or conducted in accordance with exemptions from registration, which could severely limit its liquidity and usefulness. Moreover, the network on which such digital asset is utilized may be subject to regulation as an intermediary in the securities markets, which could effectively render the network impracticable for its intended purposes. In addition to materially and adversely affecting the trading value of the digital asset, any such consequences are likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is a security or securities transaction by the SEC or another regulatory or judicial authority may have similar effects.

The SEC has also brought enforcement actions and entered into settlements with numerous industry participants alleging that certain digital assets are securities. In 2025, the SEC dismissed many of those enforcement actions. As part of our trading business, we have in the past and in some cases continue, to provide clients and counterparties access to certain digital assets that the SEC in these complaints has alleged to be securities, or the subject of securities transactions. We carefully consider the implications of these allegations as well as other developments relating to the digital assets to which we may provide clients and counterparties access. These statements, framework and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. As noted above, whether any given digital asset, product or service would be ultimately deemed by a federal court to be a security is uncertain and difficult to predict. Moreover, the SEC and their senior officials have, at times, taken conflicting positions in speeches and enforcement actions as to whether a particular digital asset is a security. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets. While newly formed, its goal is to clarify federal securities laws for crypto, recommend practical policies, foster innovation, and protect investors.

In addition, the classification of a digital asset as a security under the federal securities laws has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, clearing and holding of such assets. Although we take the implications that the digital assets in which we transact or facilitate transactions in could be treated as securities for federal securities law purposes into account, for a digital asset that we previously treated as not being a security for federal securities law purposes, the implications could include liability for (i) participating in unregistered securities offerings without a valid exemption from SEC registration requirements, (ii) acting as an unregistered broker-dealer, national securities exchange or clearing agency, (iii) operating as an unregistered investment company and (iv) acting as an unregistered investment adviser, any of which could have adverse consequences to our business, financial condition and results of operations. Similar, though not identical, concerns would arise if a digital asset or a digital asset transaction is determined to be a security-based swap.

In June 2023, the SEC filed complaints against Binance Holdings Ltd. (“Binance”) and Coinbase, Inc. (“Coinbase”), and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency and seeking to shut down the exchanges. In November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, also alleging, among other claims, that Kraken’s digital trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency, and seeking to shut down the exchange. In 2025, the SEC dismissed its civil enforcement actions against several major digital asset trading platforms, including Coinbase, Kraken, and Binance, which had been alleged to have been operating as unregistered securities exchanges, brokers, dealers, and clearing agencies, among other claims. While these dismissals may signal a shift in regulatory approach or enforcement priorities, there remains significant uncertainty regarding the application of federal securities laws to digital assets, including Bitcoin (“BTC”), and the trading of such assets. Future regulatory actions, changes in interpretation, or new legislation could adversely affect our ability to hold, acquire, or utilize digital assets, and could materially impact our business, financial condition, and results of operations.

We have procedures designed to analyze whether each digital asset that we seek to transact in or develop could be deemed a security under applicable securities laws. These procedures have evolved over time and may continue to evolve in light of the developing regulatory environment. In certain circumstances, our categorization of particular digital assets has changed, and may in the future change, in light of new information and as a result of conducting a re-evaluation of our prior determinations regarding the federal securities law status of a digital asset.

Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which we use to make a risk-based assessment regarding the likelihood that a particular digital asset, product or service could be deemed a security under applicable securities laws. We believe that our process reflects a thoughtful analysis that is reasonably designed to facilitate consistent application of available legal guidance to digital assets to determine whether a particular digital asset is a security under the federal security laws. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets, products and services may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal securities laws. There can be no assurance that we will properly characterize over time any given digital asset, product or service offering as a security or non-security, or that the SEC, state or foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We have received, and might in the future receive, from time to time, SEC inquiries regarding specific digital assets in which we transact.

We may be able to take steps in order to bring our operations into compliance with applicable securities laws following a determination that one or more digital assets in which we transact are securities or security-based swaps, but there is no guarantee that we would be able to take such actions as may be necessary to ensure that our future activities comply with applicable law, which could force us to discontinue some or all of our business activities. In general, any steps we are able to take in order to ensure future compliance with applicable laws would not insulate us from liability for past violations.

While the above description of adverse regulatory consequences focuses on the federal securities laws, state regulators and jurisdictions outside the United States retain independent authority to enforce their own securities laws, which may differ from or be interpreted more expansively than federal law. As a result, a state regulator or foreign jurisdiction could determine that a particular digital asset, product, or service constitutes a security under state law, even if the SEC has elected not to pursue enforcement action, the SEC has provided informal guidance or assurances to the contrary, or the asset, product, or service is otherwise excluded from the definition of a security at the federal level. Moreover, private litigants may assert claims under federal or state securities laws based on similar theories, regardless of the positions taken by federal regulators

To the extent we hold any digital asset that is impacted by an assertion or finding of securities status, or we provide any product or service or engage in any economic arrangement in respect of a digital asset that is deemed to be a securities transaction, or unregistered securities broker dealer activity, including non-custodial staking, our business, financial condition and results of operations would be adversely impacted, as they would to the extent we earn revenues from transacting or facilitating transactions in that digital asset. Depending on which digital asset or activities are impacted, these adverse impacts could be material to us.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of cryptocurrencies we hold and adversely affect our business.

The emergence or growth of digital assets other than cryptocurrencies we may hold could have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortia and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets. For example, some cryptocurrency networks utilize proof-of-work mining. Others use a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. If the mechanisms for validating transactions in alternative digital assets are perceived as superior to the mechanisms used by the digital assets in which we invest, those digital assets could gain market share.

Other alternative digital assets could include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s Central Bank Digital Currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have discussed the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of cryptocurrencies we hold to decrease, which could have a material adverse effect on our business, financial condition and results of operations.

If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the 1940 Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the 1940 Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the 1940 Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

Cryptocurrency and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the 1940 Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the 1940 Act, which would increase the percentage of securities held by us for 1940 Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, regarding the potential application of the 1940 Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the 1940 Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the 1940 Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the 1940 Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the 1940 Act-including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons-likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Changes in the accounting treatment of cryptocurrency holdings could have significant accounting impacts, including increasing the volatility of our results.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, which upon our adoption will require us to measure in-scope cryptocurrency assets at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our cryptocurrency in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our cryptocurrency holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Due in particular to the volatility in the price of cryptocurrencies, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our cryptocurrency on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of our historical financial statements, our future results will not be comparable to results from periods prior to our adoption of the guidance.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Changes in our ownership of cryptocurrency could have accounting, regulatory and other impacts, as well. While we currently intend to primarily own cryptocurrency directly, we may investigate other potential approaches to owning cryptocurrencies, including indirect ownership (for example, through ownership interests in a fund that owns cryptocurrencies and deemed ownership via ownership of cryptocurrency derivative assets). If we were to own all or a portion of our cryptocurrencies in a different manner, the accounting treatment for our cryptocurrencies, our ability to use our cryptocurrencies as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of cryptocurrencies may force us to liquidate our holdings to use it as collateral, which could be negatively impacted by any disruptions in the cryptocurrency market, and if liquidated, the value of the collateral would not reflect potential gains in market value of our cryptocurrency.

Cryptocurrency price volatility may materially depress asset valuations, necessitating substantial cash reserves or liquidity buffers to maintain operational resilience. These risks are compounded by the lack of comprehensive regulation governing cryptocurrency trading platforms, which face material exposure to fraud, market manipulation, security breaches, and operational failures that could materially and adversely affect the value of our cryptocurrency holdings.

Our cryptocurrency holdings could materially and adversely affect our business, financial condition and results of operations, primarily due to the inherent price volatility of cryptocurrency and the impact of accounting standards. Cryptocurrencies can be highly susceptible to sharp price swings, which can significantly impact our financial statements, especially under mark-to-market accounting. To mitigate these risks, companies holding significant amounts of cryptocurrencies must maintain substantial capital reserves to absorb potential declines in asset value without compromising their overall financial health. This heightened need for liquidity reflects the increased risk associated with holding cryptocurrencies and underscores the importance of robust risk management strategies when navigating the uncertainties of the digital asset market.

Digital asset trading platforms handling cryptocurrencies and particularly small-cap cryptocurrencies are relatively new and often operate without the oversight typical of regulated securities or commodities markets. Many platforms, particularly those based outside the United States, are subject to limited or inconsistent regulatory standards and often do not provide transparent information about their ownership, management, or compliance practices. This lack of oversight increases the risk of fraudulent activities such as artificial trading volume, wash trading, and market manipulation-issues that have been documented in unregulated cryptocurrency markets and could similarly affect cryptocurrency trading. Reports have indicated that a significant portion of trading volume on unregulated digital asset trading platforms may be artificially inflated or non-economic in nature.

Manipulative behavior on cryptocurrency exchanges can distort market prices and lead to unexpected losses for investors. As a result, reduced market confidence in these platforms could negatively impact the liquidity and value of cryptocurrencies. We may hold substantial amounts of cryptocurrencies and must be vigilant about these risks, as trading activity that is not reflective of genuine market interest can lead to volatility and potential losses.

The operational integrity of digital asset trading platforms is another critical risk factor. Many of these platforms may lack robust security measures, making them vulnerable to hacking, fraud, and other operational problems. As we may hold large quantities of cryptocurrencies, we must consider the risk of security breaches, which could materially and adversely affect our business, financial condition and results of operations.

Cryptocurrency holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto markets have been characterized by significant volatility in price; limited liquidity and trading volumes compared to sovereign currencies markets; relative anonymity; a developing regulatory landscape; potential susceptibility to market abuse and manipulation; compliance and internal control failures at exchanges; and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our cryptocurrency at favorable prices or at all. Further, cryptocurrency which we hold with our custodians does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If we are unable to sell our cryptocurrency, enter into additional capital raising transactions using cryptocurrency as collateral, or otherwise generate funds using our cryptocurrency holdings, or if we are forced to sell our cryptocurrency at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Cryptocurrencies do not pay interest or dividends.

Cryptocurrencies do not pay interest or other returns and we will only generate cash from our cryptocurrency holdings if we sell our cryptocurrency or implement strategies to create income streams or otherwise generate cash by using our cryptocurrency holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our cryptocurrency holdings, and any such strategies may subject us to additional risks.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our cryptocurrency, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our cryptocurrency and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to cryptocurrency. Blockchain-based cryptocurrencies and the entities that provide services to participants in the cryptocurrency ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021, it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. In May 2025, Coinbase experienced a significant breach of sensitive customer data and the misappropriation of digital assets resulting from the bribery of overseas insiders, leading to substantial financial losses for affected customers and prompting Coinbase to make certain operational adjustments, including increasing investment in insider-threat detection and automated response systems and opening a new support hub in the United States, and adding stronger security controls and monitoring across all locations. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers.

A successful security breach or cyberattack could result in:

●	a partial or total loss of our cryptocurrency in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our cryptocurrency;
●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or
●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader cryptocurrency ecosystem or in the use of the cryptocurrency network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to cryptocurrency, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine, Israel-Hamas and Israel-Iran conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the cryptocurrency industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We will face significant risks relating to disruptions, forks, 51% attacks, hacks, network disruptions, or other adverse events or other compromises to the cryptocurrency blockchains, which could materially and adversely impact our business, financial condition and results of operations.

Blockchain networks are maintained by decentralized networks of participants, and as such are susceptible and vulnerable to a variety of risks, including disruptions, security breaches, and fundamental technical issues. Both networks are vulnerable to attacks by malicious actors who gain control of a significant portion of the network’s mining hash rate, a scenario commonly referred to as a 51% attack. In such an event, the attacker could double-spend transactions, reverse previously confirmed transactions, or otherwise disrupt the normal operations of the network. Successful 51% attacks have historically undermined trust in affected blockchain networks and could materially decrease the value of cryptocurrency assets.

Additionally, forks, or splits in the underlying protocol, may occur when participants fail to reach consensus on proposed upgrades or changes. Forks can lead to the creation of duplicate networks, confusion among market participants, dilution of the original network’s value, and disruption of the network’s operations. Hard forks, in particular, can materially and adversely impact the perceived stability and value of digital assets, leading to reduced demand and price declines.

Further, hacks and other security breaches targeting the core infrastructure of blockchain networks or major participants, such as exchanges and custodians, could severely impact the reputation and market confidence in these networks. Exploits of protocol-level vulnerabilities could also compromise the integrity of the cryptocurrency blockchains, resulting in a substantial loss of value.

The success and growth of cryptocurrency assets depend significantly on their continued security, stability, and scalability. Any technical failures, consensus breakdowns, governance disputes, or regulatory interventions that diminish confidence in the networks or impair their functionality could lead to a material decline in their market prices, which could materially and adversely impact our business, financial condition and results of operations. A sustained or significant decrease in the price or liquidity of cryptocurrencies, whether due to 51% attacks, forks, hacks, network disruptions, or other adverse events, could negatively impact our business, financial condition, and results of operations. Furthermore, even the perception that any of these events could occur may lead to significant market volatility and price declines, adversely affecting our business, financial condition and results of operations.

Our custodially-held cryptocurrencies may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings

If our custodially-held cryptocurrencies are considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such cryptocurrencies and this may ultimately result in the loss of the value related to some or all of such assets. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, and the filing and subsequent settlement of a civil fraud lawsuit have highlighted the counterparty risks applicable to owning and transacting in digital assets. These bankruptcies, closures, liquidations and other events have likely negatively impacted the adoption rate and use of cryptocurrencies. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of cryptocurrencies, limit the availability to us of financing collateralized by such assets, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our cryptocurrencies. Even if we are able to prevent our cryptocurrencies from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our cryptocurrencies held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our listed securities.

Risks Related to Ownership of Our Common Stock

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, and lack of profits, which could lead to wide fluctuations in our share price.

The market for our common stock is characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future, although such fluctuations may not reflect a material change to our financial condition or operations during any such period. Such volatility can be attributable to a number of factors. For example, from January 1, 2021 through December 31, 2021 the reported sale price of our common stock fluctuated between $18,890.55 and $73,163.42 per share. From January 1, 2022 through December 31, 2022 the reported sale price of our common stock fluctuated between $1,293.85 and $21,139.43 per share. From January 1, 2023 through December 31, 2023 the reported closing price of our common stock has fluctuated between $15.95 and $2,400.30 per share. From January 1, 2024 through December 31, 2024, the reported sale price of our common stock fluctuated between $1.15 and $18.00 per share. From January 1, 2025 through December 31, 2025, the reported sale price of our common stock fluctuated between $0.25 and $4.10 per share. Such volatility can be attributable to a number of factors. First, as noted above, our common stock is, compared to the shares of such larger, more established companies, sporadically and thinly traded. The price for our common stock could, for example, decline precipitously in the event that a large number of our shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance.

In addition to being highly volatile, our common stock could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	variations in our revenues and operating expenses;
●	actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	market conditions in our industry, the industries of our customers and the economy as a whole;
●	actual or expected changes in our growth rates or our competitors’ growth rates;
●	developments in the financial markets and worldwide or regional economies;

●	announcements of innovations or new products or services by us or our competitors;
●	announcements by the government relating to regulations that govern our industry;
●	sales of our common stock or other securities by us or in the open market;
●	changes in the market valuations of other comparable companies; and
●	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our common stock could also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of our common stock. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

If securities or industry analysts do not publish research or reports about our business, or these or other parties publish negative reports about our business, our common stock price and trading volume could decline.

The trading market for our common stock may depend in part on the research and reports that securities or industry analysts may publish about us or our business, our market and our competitors. We do not have any control over such analysts. If one or more such analysts downgrade or publish a negative opinion of our common stock, the common stock price would likely decline. If analysts do not cover us or do not regularly publish reports on us, we may not be able to attain visibility in the financial markets, which could have a negative impact on our common stock price or trading volume. If one or more of these analysts cease coverage of us, publish inaccurate research about our business, or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our common stock.

Short sellers have in the past and may attempt in the future to drive down the market price of our common stock. For example, on October 31, 2025, a firm with an admitted short interest position in the Company published a report making unfounded allegations about the Company’s business that we believe was intended to drive down the market price of the Company’s common stock. We promptly brought an affirmative lawsuit against the firm to hold it accountable for defamatory conduct. The lawsuit remains pending.

Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometimes known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend significant resources to investigate such allegations and/or defend themselves, including stockholder suits against the company that may be prompted by such allegations. Even if such allegations are ultimately proven to be groundless, allegations against us could negatively impact the market price of our common stock and our business operations. We may in the future be the subject of stockholder suits that may be prompted by allegations made by short sellers.

Our failure to meet the continued listing standards of Nasdaq could result in a delisting of our common stock.

On February 24, 2026, we received a letter from Nasdaq notifying us that, because the closing bid price for our shares of common stock had been below $1.00 per share for 30 consecutive business days, we were no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq. Rule 5550(a)(2) of Nasdaq’s Marketplace Rules (the “Nasdaq Rules”) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) and Rule 5810(c)(3)(A) of the Nasdaq Rules provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

Pursuant to Rule 5810(c)(3)(A) of the Nasdaq Rules, we have been provided an initial compliance period of 180 calendar days, or until August 24, 2026, to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance with the Minimum Bid Price Requirement by August 24, 2026, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq, with the exception of the Minimum Bid Price Requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary.

If it appears to the Staff of Nasdaq that we will not be able to cure the deficiency in connection with the Minimum Bid Price Requirement, or if we are otherwise not eligible for the additional compliance period, and we do not regain compliance by August 24, 2026 for the Minimum Bid Price Requirement, Nasdaq will provide written notification to us that our shares of Common Stock are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Rules.

If Nasdaq determines to delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	causing our shares of common stock to be transferred to a more limited market than Nasdaq, which could affect the market price, trading volume, liquidity and resale price of such shares;
●	causing an event of default under our existing debt instruments;
●	reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively impact our ability to raise equity;
●	decreasing the amount of news and analyst coverage relating to us;
●	reducing the availability of information concerning the trading prices and volume of our common stock;
●	limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and
●	impacting our reputation and, as a consequence, our business and operations.

In the event that our common stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of common stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers for sales of penny stocks may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

We expect that significant additional capital will be needed in the near future to continue our planned operations. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our shares.

We have financed our operations, and we expect to continue to finance our operations, acquisitions, if any, and the development of strategic relationships by issuing equity, warrants and/or convertible securities, which could significantly reduce the percentage ownership of our existing stockholders. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to, or pari passu with, those of common stock. Additionally, we may acquire other technologies or finance strategic alliances by issuing our equity or equity-linked securities, which may result in additional dilution. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock. The holders of any securities or instruments we may issue may have rights superior to the rights of our holders of our common stock. If we experience dilution from issuance of additional securities and we grant superior rights to new securities over common stockholders, it may negatively impact the trading price of our shares of common stock.

We do not intend to pay cash dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights; and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Our Certificate of Incorporation, as amended (the “Certificate of Incorporation”) authorizes the issuance of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by the Board. The Board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for the Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company.

All of our warrants to purchase shares of our common stock are out-of-the money and may expire worthless.

We have warrants to purchase shares of our common stock (with exercise prices ranging from $1.83 to $66,900 issued and outstanding. On March 17, 2026, the closing price of our common stock on the Nasdaq Capital Market was $0.78. If the price of our shares of common stock remains below the foregoing exercise prices of such warrants, we believe the holders of such warrants will be unlikely to cash exercise such warrants, resulting in little or no cash proceeds to us. There is no guarantee that our warrants will be in the money prior to their expiration and, as such, those other warrants may expire worthless.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 1C.	Cybersecurity.

Risk Management and Strategy

Datavault maintains a cybersecurity risk management program designed to identify, assess, and manage material risks arising from cybersecurity threats. These threats include unauthorized access, disruption, or misuse of our information systems, networks, data, and the technology platforms we deploy for customers, such as our IDE, DataScore, DataValue, and related HPC and AI-driven solutions for data valuation, tokenization, digital twins, and secure monetization in Web 3.0 environments.

Our risk management processes are integrated into our overall enterprise risk management framework. We conduct ongoing assessments of cybersecurity threats, including those that could adversely affect the confidentiality, integrity, or availability of our systems or the data we process or store on behalf of customers. These assessments consider internal and external factors, such as evolving threat landscapes, regulatory requirements (including data privacy and security laws), and the sensitivity of the assets involved in our data ownership, credentialing, and monetization services. We also evaluate risks associated with third-party service providers that support our operations.

A core component of our cybersecurity strategy is the deployment of advanced, purpose-built infrastructure to protect our technology platform. We partner with Available Infrastructure to utilize its SanQtum platform (including SanQtum AI), a national security-grade, zero-trust cybersecurity Platform-as-a-Service. SanQtum serves as the cybersecurity vault for our operations, delivering:

●	Zero-trust architecture aligned with National Institute of Standards and Technology (“NIST”), Department of Homeland Security (“DHS”), Cybersecurity and Infrastructure Security Agency (“CISA”), and Department of Defense) (“DoD”) standards, employing a least-privilege model to secure operational technology (“OT”), cyber-physical systems (“CPS”), endpoints, intellectual property, sensitive data, and proprietary AI models.

●	Post-quantum encryption. We deploy NIST-approved quantum-resilient cryptographic protocols across the SanQtum™ platform to protect data in transit and at rest against both classical and quantum computing threats. These protocols are based on the first three Federal Information Processing Standards (“FIPS”) finalized by the National Institute of Standards and Technology (“NIST”) in August 2024 and remain the core of federal and industry post-quantum migration guidance as of 2026:
●	FIPS 203 – Module-Lattice-Based Key-Encapsulation Mechanism (ML-KEM, derived from CRYSTALS-Kyber) for secure key establishment and encryption;
●	FIPS 204 – Module-Lattice-Based Digital Signature Algorithm (ML-DSA, derived from CRYSTALS-Dilithium) for digital signatures; and
●	FIPS 205 – Stateless Hash-Based Digital Signature Algorithm (SLH-DSA, derived from SPHINCS+) for additional hash-based signature security.

Traditional public-key algorithms (such as RSA and elliptic-curve cryptography) that underpin most current internet and enterprise security are vulnerable to efficient attacks by cryptographically relevant quantum computers using Shor’s algorithm. NIST’s post-quantum standards are designed to resist such attacks while remaining computationally practical for real-world deployment.

This quantum-resilient layer directly counters the well-documented “harvest now, decrypt later” (“HNDL”) threat model, in which nation-state or other sophisticated actors collect encrypted data today with the intention of decrypting it once large-scale quantum computers become operational. By applying these NIST-approved algorithms at every layer of SanQtum’s zero-trust architecture—including our distributed micro-edge data centers, multi-path communication fabric (fiber, SATCOM, and self-healing mesh wireless), and IBM watsonx.ai-integrated AI workloads—we ensure the long-term confidentiality, integrity, and authenticity of customer data, proprietary AI models, tokenized assets, digital twins, and real-time scoring/tokenization processes. SanQtum’s implementation is explicitly engineered to meet or exceed DHS, CISA, and DoD-aligned zero-trust and post-quantum requirements, providing a sovereign, cloud-independent security foundation that scales with our national rollout.

We regularly assess emerging NIST guidance (including code-based backups such as HQC, which advanced in 2025) and maintain crypto-agility to incorporate additional standardized algorithms as they are finalized, ensuring our platform remains resilient as quantum capabilities evolve.

●	AI-driven continuous threat monitoring, detection, and response, enabling real-time identification of vulnerabilities, automated isolation/lockdown of threats, and expulsion of malicious actors.
●	Decentralized, redundant architecture across a distributed network of micro edge data centers (~45,000 potential points of presence), supported by multiple communication channels (including fiber, SATCOM, and self-healing mesh wireless) for resilience.

We have expanded our long-standing collaboration with IBM to run our flagship AI agents (DataScore and DataValue) and IDE solutions on the SanQtum AI platform, which integrates IBM’s watsonx.ai portfolio of AI products. This deployment creates a secured, multi-city edge AI network (initially activating in high-density markets such as New York and Philadelphia, with planned expansion to additional U.S. cities). It enables cyber-secure, ultra-low-latency data storage, compute, real-time scoring, tokenization at the point of creation, and monetization—without reliance on public cloud infrastructure—while supporting regulatory compliance for tokenized assets, digital twins, and responsible AI use.

These technologies and partnerships allow us to deliver enterprise-grade protection tailored to the demands of regulated industries (e.g., finance, insurance, healthcare, biotechnology) and to scale our sovereign edge cloud responsibly. We regularly review and test these controls through internal evaluations, third-party assessments where appropriate, and alignment with industry standards. We also maintain processes to oversee and identify material cybersecurity risks associated with third-party providers, including contractual requirements for security controls, periodic reviews, and incident-response coordination.

To date, we have not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. We continue to invest in and evolve our program as our platform grows, consistent with our commitment to data privacy, integrity, and customer trust.

Governance

Our Board recognizes cybersecurity as a critical enterprise risk and exercises oversight primarily through the Audit Committee, which receives regular updates on cybersecurity matters, including risk assessments, strategy implementation, incident response readiness, and the effectiveness of controls. The Audit Committee monitors our overall risk management program with a focus on strategic exposure to cybersecurity threats.

Our management and Board, including our Audit Committee, recognize the critical importance of maintaining the trust and confidence of our business partners and employees, including the importance of managing cybersecurity risks as part of our larger risk management program. While all of our personnel play a part in managing cybersecurity risks, one of the key functions of the Audit Committee is informed oversight of our risk management process, including risks from cybersecurity threats. The Audit Committee is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks that we face. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Day-to-day responsibility for managing cybersecurity risks rests with our executive leadership team, led by the Chief Executive Officer and supported by senior technology, legal, and operations personnel. These executives are responsible for implementing the risk management program, coordinating with third-party partners such as Available Infrastructure and IBM, ensuring alignment with business objectives, and escalating material issues to the Audit Committee and full Board as needed. Cross-functional teams across engineering, security, compliance, and product development contribute to identification, mitigation, and response efforts.

This governance structure ensures accountability at both the Board and management levels while supporting the integration of robust cybersecurity measures—anchored by SanQtum and IBM watsonx.ai—into our technology platform.

Item 2.	Properties.

Facilities

Our principal executive office is located at One Commerce Square, 2005 Market Street, Suite 2400, Philadelphia, Pennsylvania 19103 for which we lease 23,000 square feet. We also have a lease for approximately 10,800 square feet at Beaverton, Oregon for research and development, production and sales and marketing personnel, 2,800 square feet of office space in Lisle, Illinois, 18,400 square feet of warehouse space in Lisle, Illinois, 2,800 square feet of office space in Atlanta, Georgia for research and development activities and an office space in London.

We lease all of our facilities and do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3.	Legal Proceedings.

On March 13, 2026, Datavault was named as a defendant in a lawsuit captioned, Li et al v. Datavault AI, Inc., Case No. 1:26-cv-02091, filed in the U.S. District Court for the Southern District of New York. The complaint alleges breach of contract, conversion and that Datavault violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks monetary damages. The Company intends to defend the action. At this time, we are unable to predict the outcome of this action or reasonably estimate the range of possible losses. Although we do not believe this matter will have a material adverse effect on our business, financial position, results of operations, or cash flows, we can provide no assurance that our business, financial position, results of operations or cash flows will not be materially adversely affected.

From time to time we may become involved in other legal proceedings or be subject to claims arising in the ordinary course of our business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “DVLT.”

Holders

As of March 13, 2026, there were approximately 375 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Dividends

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends (cash or otherwise) in the future will be at the discretion of the Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

None.

Item 6.	[Reserved]
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Datavault is a pioneering technology licensing company that owns a portfolio of patented, secure platforms designed to redefine how data is managed, valued, and monetized in the modern era. Leveraging our proprietary HPC capabilities and advanced software, our technology offerings are designed to ensure data ownership immutability, experiential data observability, precise data asset valuation, and secure monetization—which we believe will unlock significant opportunities for businesses in an increasingly data-driven world. Datavault has two synergistic platforms—Data Sciences and Acoustic Sciences—that our executive leadership is focusing on as key drivers of future revenue growth.

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

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

Revenue for the year ended December 31, 2025 was $39.1 million, an increase of $36.4 million or 1,362%, compared to the revenue of $2.7 million for the year ended December 31, 2024. The increase is primarily related to an increase in patent license revenue from two customers and the CSI acquisition.

Gross Profit (Deficit) and Operating Expenses

Gross Profit (Deficit)

Gross profit for the year ended December 31, 2025 was $30.4 million, an increase of $30 million compared to a gross profit of $0.4 million for the year ended December 31, 2024. Gross margin as a percent of sales was 78% for the year ended December 31, 2025, compared to 14% for the year ended December 31, 2024. The increase in gross profit and gross margin as a percent of sales is mainly attributable to the year ended December 31, 2025 having higher margin patent license revenue.

Research and Development

Research and development expenses for the year ended December 31, 2025 were $16.5 million, an increase of $8.7 million compared to expenses of $7.8 million for the year ended December 31, 2024. The increase in research and development expenses for the year ended December 31, 2025 is primarily driven by IBM watsonx.ai subscription license fees of $4.7 million, an increase in research and development expenses of $1.4 million related to the acquisition of NYIAX assets, NFL Alumni license and Brookhaven National Laboratory research, higher headcount resulting in increased salaries, wages, benefits, and stock-based compensation of $1.4 million, and legal expenses related to intellectual property of $1.2 million.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2025 were $11.2 million, an increase of $7.2 million compared to expenses of $4.0 million for the year ended December 31, 2024. The increase in sales and marketing expenses is primarily related to an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $6.4 million, and increased consulting expenses of $0.8 million.

General and Administrative

General and administrative expenses for the year ended December 31, 2025 were $35.1 million, an increase of $25.4 million compared to expenses of $9.7 million for the year ended December 31, 2024. The increase in general and administrative expenses is primarily driven by higher amortization of intangibles assets of $10.2 million related to the DV Asset Acquisition (as defined below) that closed on December 31, 2024 and intellectual property acquisitions from Turner Global Media LLC and Web Access LLC closed in July 2025, an increase in headcount resulting in increased salaries and wages, commissions, benefits and stock-based compensation of $4.4 million, increased consulting expenses of $3.3 million, increased legal settlement accrual expense of $0.9 million, increased legal and accounting fees of $2.4 million and $0.4 million, respectively, and an increase in investor relations expenses of $2.7 million.

Interest Expense, net

Interest expense, net for the year ended December 31, 2025 was $20 million compared to $1.3 million for the year ended December 31, 2024.

Interest expense for the year ended December 31, 2025 was primarily due to the issuance of the Additional Warrants with the 2025 Notes fair value at issuance of $16.7 million and increased borrowings.

Interest expense for the year ended December 31, 2024 was primarily due to the amortization of debt discounts associated with the January 2024 Promissory Note in the principal amount of $1 million that the Company incurred in January 2024 and repaid in full in the three months ended March 31, 2024.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes measured at fair value increased to $20.6 million for the year ended December 31, 2025 compared to none for the year ended December 31, 2024 due to the issuance of the senior secured convertible notes issued in 2025 and recording the issuance fair value of $20.6 million, including the original issue discount of $3.0 million and fees of $2.3 million.

Change in Fair Value of Convertible Notes – Related Party

Change in fair value of convertible note to a related party measured at fair value increased to a gain of $0.1 million for the year ended December 31, 2025 compared to none for the year ended December 31, 2024.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the year ended December 31, 2025 was a gain of $19,000 compared to a loss of $29.1 million for the year ended December 31, 2024. The change in fair value of the warrant liability for the year ended December 31, 2024 was due to the issuance of additional warrants to purchase 5,602,693 shares of our common stock and the subsequent valuing of such warrants. The additional warrants were issued as a result of a provision in certain of the warrant agreements that was triggered following the Company’s reverse stock split that occurred in April 2024. There was no such activity for the year ended December 31, 2025.

Loss on Debt Extinguishment

Debt extinguishment expense for the year ended December 31, 2025 was $5.8 million due to the extinguishment of senior secured convertible notes issued on April 3, 2025 in an aggregate principal amount of $5.5 million and May 20, 2025, in an aggregate principal amount of $11.1 million (collectively, the “Q2 2025 Notes”). The Company recognized the pre-modification fair value and the post modification incremental fair value change in the Q2 2025 Notes due to the decrease in the alternative conversion feature and recorded $2.1 million in expense and the exchange of 30,738,449 outstanding warrants held by the holders of the Q2 2025 Notes for common stock for which the Company recognized the incremental fair value of $3.7 million. During the year ended December 31, 2024, the Company recorded a loss on debt extinguishment of $0.

Deemed Dividend on Exchange of Convertible Preferred Stock for Common Stock

During the year ended December 31, 2025, the Company had no deemed dividend activity.

During the year ended December 31, 2024, the Company recorded a deemed dividend of $5.8 million which was primarily related to the accretion upon the repurchase of 62,657 Series B Preferred Stock shares and extinguishment of 81,315 Series B Preferred Stock warrants

Deemed Dividend on Issuance of Common Stock and Warrants Issued in Connection with Amendments to Warrants to Purchase Common Stock

During the year ended December 31, 2024, the Company recorded a deemed dividend of $10.5 million primarily related to excess fair value of equity instruments transferred to warrant holders in connection with modifications and exchanges to equity classified common stock warrants. The Company had no deemed dividend activity for the year ended December 31, 2025.

Liquidity and Capital Resources

Cash and cash equivalents as of December 31, 2025 were $2.0 million, compared to $3.3 million as of December 31, 2024.

We used net cash in operating activities of $23.6 million for the year ended December 31, 2025. For the year ended December 31, 2024, we used net cash in operating activities of $17.5 million. Excluding the net loss and non-cash adjustments, the increase in the use of net cash from operating activities during the year ended December 31, 2025, was primarily related to the increase in accounts receivable, unbilled contract costs, and other assets.

We have historically financed our operations primarily through the sale and issuance of equity securities, proceeds from the exercise of common stock purchase warrants, and the sale and issuance of convertible debt securities. In November 2025, we completed the closing of an equity investment from Scilex Holding Company for $150 million of BTC, which we consider to be highly liquid. In April 2025, May 2025, August 2025 and September 2025, we received $4.5 million, $9.2 million, $5.5 million and $6.0 million, respectively, in proceeds from the issuance of the senior secured convertible notes. In February 2025, we received aggregate gross proceeds of approximately $5.4 million in a registered direct offering. In January 2024, we received gross proceeds of $600,000 from the sale and issuance of promissory notes and common stock purchase warrants to certain accredited investors. In February 2024, we received gross proceeds of approximately $10.0 million from a public offering of 1,025,600 units, with each unit consisting of one share of common stock (or a pre-funded warrant in lieu thereof) and one warrant to purchase one share of common stock. In March 2024, we received gross proceeds of approximately $2.3 million from the issuance of shares of common stock, pre-funded warrants, and warrants to purchase common stock.

While we have historically relied on capital raising activities to finance operations, based on current liquidity levels and projected operating results, we do not currently anticipate the need to raise additional capital to fund operations within the next twelve months. The Company may, however, seek additional equity or debt financing in the future to support strategic initiatives, product development, acquisitions, or other growth opportunities. There can be no assurance that additional financing, if sought, will be available on favorable terms or at all.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business.

The Company has incurred NOLs in prior periods and may continue to incur operating losses in the foreseeable future as it invests in research and development activities, expands its product portfolio, and grows its market presence. As of December 31, 2025, the Company had approximately $129.1 million of liquid assets, consisting of $2 million in cash, $92.2 million of unrestricted crypto assets, and $32.6 million of accounts receivable (including related party receivables) expected to be collected in the normal course of business.

The Company has no debt maturities within the next twelve months and no covenant compliance requirements or contractual commitments expected to materially impact liquidity during the evaluation period. Management prepared internal operating forecasts covering the twelve-month period from the issuance date of these financial statements and considered potential adverse scenarios, including reductions in projected revenues and declines in digital asset values.

Based on current liquidity levels and projected operating results, management believes the Company has sufficient liquidity to meet its obligations as they become due for at least twelve months from the issuance date of these consolidated financial statements. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

However, the Company’s future capital requirements will depend on many factors, including the rate of revenue growth, gross margin performance, digital asset market conditions, and the timing and extent of expenditures for product development and market expansion. While the Company may seek additional capital in the future to support strategic initiatives, there can be no assurance that the Company’s projections of capital requirements or future revenues will prove to be accurate.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on their evaluation as of December 31, 2025, the end of the period covered by this Report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Report, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of Company’s internal control over financial reporting based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Company’s internal control over financial reporting was effective as of December 31, 2025. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b).

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

Vivasor License Agreement

On December 20, 2025, the Company entered into an exclusive license agreement with Vivasor (the “Vivasor License Agreement”), pursuant to which the Company granted to Vivasor a worldwide, exclusive, non-transferable license, with the right to sublicense, to certain patents and other intellectual property rights of the Company – including a suite of patents related to the Company’s data platforms and any products created therefrom within certain targeted industries including medical imaging and scanning – in consideration for a one-time cash payment in the amount of $20.0 million, payable within 120 days following invoicing, a 5% royalty on net sales of products that incorporate or make use of the licensed intellectual property (“Vivasor Product Net Sales”) and multiple one-time sales milestone payments, triggered upon the achievement of certain Vivasor Product Net Sales milestones, in an aggregate amount up to $2.55 billion. During the year ended December 31, 2025, the Company recognized $20.0 million of revenue related to this agreement. As of December 31, 2025, no royalty revenue had been recognized and accounts receivable from Vivasor totaled $20.0 million.

The Vivasor License Agreement expires upon the expiry of the patents underlying the licensed intellectual property, at which point the license shall become perpetual, irrevocable, non-exclusive and royalty-free. The Vivasor License Agreement is subject to earlier termination if, among other things: (i) either party ceases to exist or becomes insolvent, (ii) either party commits a material breach of the Vivasor License Agreement, or (iii) Vivasor fails to make any required payment to the Company that is not cured within 15 days.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Other Executive Management and Directors

The following table sets forth the names and ages, as of the date of this prospectus, and titles of the individuals who will serve as our executive officers and members of our Board as of March 9, 2026:

Name	Position	Age
Nathaniel Bradley	President, Chief Executive Officer and Director	50
Brett Moyer	Chief Financial Officer and Chairman of the Board	68
Kimberly Briskey	Director (1)	38
Dr. Jeffrey M. Gilbert	Director (2)(3)	54
David Howitt	Director	57
Helge Kristensen	Director	65
Sriram Peruvemba	Director (1)(2)	60
Robert Tobias	Director (2)(3)	62
Wendy Wilson	Director (1)	58

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Nathaniel Bradley, Chief Executive Officer, Director. Mr. Bradley has served as the Company’s Chief Executive Officer and Director since December 2024. Mr. Bradley has also served as Chief Executive Officer and sole member of the board of EOS Holdings, since October 2018, and as Chief Executive Officer of Intellectual Property Network, Inc., an intellectual property services company, since January 2008. In addition, Mr. Bradley served as Chief Technology Officer of Parallax Health Sciences, Inc., a healthcare technology company, between 2018 and 2021. Mr. Bradley earned a bachelor’s degrees in business administration and marketing from the University of Phoenix. The Company believes that Mr. Bradley’s extensive experience as an inventor across diverse fields such as Internet broadcasting, mobile advertising, behavioral healthcare, blockchain, cybersecurity, AI, and data science gives him the qualifications and skills to serve as a director.

Brett Moyer. Mr. Moyer is a founding member of the Company and has served as the President and Chief Executive Officer of the Company and as a member of its Board since August 2010. From August 2002 to July 2010, Mr. Moyer served as President and Chief Executive Officer of Focus Enhancements, Inc., a developer and marketer of proprietary video technology and UWB wireless chips. From February 1986 to May 1997, Mr. Moyer worked at Zenith Electronics Inc., a consumer electronic company, where he had most recently been the vice President and General Manager of its Commercial Products Division. Between August 2017 and October 2019, Mr. Moyer served as a member of the board of directors of DionyMed Brands Inc., a company which operated a multi-state, vertically integrated operating platform that designs, develops, markets and sells a portfolio of branded cannabis products. From June 2016 to November 2018, Mr. Moyer served as a member of the board of directors of Alliant International University, a private university offering graduate study in psychology, education, business management, law and forensic studies, and bachelor’s degree programs in several fields. From 2003 to December 2015, he served as a member of the board of directors of HotChalk, Inc., a developer of software for the educational market, and from March 2007 to September 2008, he was a member of the board of directors of NeoMagic Corporation, a developer of semiconductor chips and software that enable multimedia applications for handheld devices. Mr. Moyer received a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Master’s of Business Administration with a concentration in finance and accounting from Thunderbird School of Global Management. The Company believes that Mr. Moyer is qualified to serve on the Board because of his extensive experience as an executive with technology and electronic companies.

Directors

Kimberly Briskey, Ms. Briskey has been a member of the Board since June 2024 and currently serves as Chair of the Audit Committee. Ms. Briskey currently serves as Chief Financial Officer of Lemonaid SPV, Inc., where she leads the company’s finance organization and is responsible for financial strategy, financial planning and analysis, accounting, financial reporting, internal controls, and operational finance. In this role, she partners with executive leadership on capital allocation decisions, working capital strategy, and financial planning to support the company’s operational performance and long-term growth initiatives. Prior to joining Lemonaid SPV, Inc., Ms. Briskey served in senior finance leadership roles at SPARC Group LLC, including Brand Chief Financial Officer for Eddie Bauer, where she led the finance and accounting organization supporting an approximately $800 million multichannel retail business. Earlier in her career, Ms. Briskey held finance leadership positions at Lucky Brand, Beyond Yoga, J Brand, and GUESS?, Inc., where she focused on financial planning and analysis, operational finance, and profitability improvement across global retail and e-commerce operations. Her experience includes oversight of capital investment planning, working capital optimization, financial modeling and valuation analysis related to potential acquisitions, and integration planning following strategic transactions. Ms. Briskey holds a Bachelor of Science in Global Business and Marketing from Arizona State University and a Professional Designation in Product Development from the Fashion Institute of Design and Merchandising. The Company believes Ms. Briskey is qualified to serve on the Board due to her extensive experience in financial leadership, financial reporting and internal controls oversight, capital allocation, strategic planning, and operational management within complex consumer and digital commerce businesses.

Dr. Jeffrey M. Gilbert. Dr. Gilbert has been a member of the Board since April 2015. Dr. Gilbert has been working in the Google AI / Google Research and Project Loon teams at Google, Inc. since 2014. Previously, from 2011 to 2013, Dr. Gilbert was Chief Technology Officer of Silicon Image, Inc., a leading provider of wired and wireless connectivity solutions. Dr. Gilbert was responsible for Silicon Image Inc.’s technology vision, advanced technology, and standards initiatives. Prior to joining Silicon Image, Inc., Dr. Gilbert was Chief Technical Officer of SiBEAM Inc., a fabless semiconductor company pioneering the development of intelligent millimeter wave silicon solutions for wireless communications, from May 2005 to May 2011. Before SiBEAM Inc., Dr. Gilbert served as director of algorithms and architecture and other engineering and management positions at Atheros Communications, a semiconductor developer, from 2000 to 2005, where he led the development of 802.11n, 802.11g, eXtended Range, and Smart Antenna technologies. Dr. Gilbert received a Ph.D. in Electrical Engineering from the University of California Berkeley, an M.Phil. in Computer Speech and Language Processing from Cambridge University, and a B.A. in Computer Science from Harvard College. The Company believes that Dr. Gilbert is qualified to serve on the Board to advise the Company on technology developments and management based on his long-standing experience in the wireless and technology industries.

David Howitt. Mr. Howitt has been a member of the Board since December 2021. Since March 2004, Mr. Howitt has served as the founder and CEO of Meriwether Group LLC, a strategic consulting firm that works with disruptive consumer brands by integrating their visions, developing growth strategies, scaling their brands, and increasing revenue in order to build enterprise value., Between 1997 to 2008 Mr. Howitt worked in various positions at Adidas US, including managing Licensing and Business Development and as corporate counsel from 1997 to 2001. Mr. Howitt serves as Member of The Board of Advisors, for Bloch International. Mr. Howitt earned his bachelor’s degree in political science/philosophy at Denison University and his JD in environmental and natural resources law at Lewis & Clark Law School. The Company believes that Mr. Howitt is qualified to serve on the Board because of his experience as a growth-oriented leader in a multitude of organizations.

Helge Kristensen. Mr. Kristensen has been a member of the Board since August 2010. Mr. Kristensen has held high level management positions in technology companies for the last 25 years and for the last 18 years, he has served as vice president of Hansong Technology, an original device manufacturer of audio products based in China, and as president of Platin Gate Technology (Nanjing) Co. Ltd, a company with focus on service-branding in lifestyle products as well as pro line products based in China. Since August 2015, Mr. Kristensen has served as co-founder and director of Inizio Capital, an investment company based in the Cayman Islands. Mr. Kristensen has been involved in the audio and technology industries for more than 25 years. His expertise is centered on understanding and applying new and innovative technologies. He holds a master’s degree in Engineering and an HD-R, a graduate diploma, in Business Administration (Financial and Management Accounting) from Aalborg University in Denmark. The Company believes that Mr. Kristensen is qualified to serve on the Board because of his technology and managerial experience as well has his knowledge of the audio industry.

Sriram Peruvemba. Mr. Peruvemba has been a member of the Board since June 2020. He is the CEO of Marketer International Inc., a marketing services firm, a position he has held since July 2014. Mr. Peruvemba currently serves on a number of additional boards, including as a member of Visionect d.o.o since September 2017, as a member of Omniply Technologies since May 2020, as a member of SmartKem Inc. since July 2023, and as a member of Azumo since July 2023. He previously served as board member and Chair of Marketing for the Society for Information Display from August 2014 to July 2020. Mr. Peruvemba was previously the Chief Marketing Officer at E Ink Holdings, where he played a major role in transforming the startup into a global company with revenue greater than $1 billion. With over 35 years of experience in the technology industry, Mr. Peruvemba has been an influential advocate in the advancement of electronic hardware technologies. Mr. Peruvemba advises high tech firms in the US, Canada, and Europe. He received a bachelor’s degree in Engineering from Bangalore University, an MBA degree from the Barton School at WSU and a post-graduate diploma in management from Indira Gandhi National Open University. The Company believes that Mr. Peruvemba is qualified to serve on the Board because of his experience and because he is an acknowledged expert on electron high-tech hardware, software and related technologies. He also consults, writes and presents on those subjects globally.

Robert Tobias. Mr. Tobias has been a member of the Board since February 2020 and has served as CEO, Chairman and President of HDMI Licensing Administrator Inc. since January 2017, where he has been the strategic force behind the licensing, enforcement, compliance and growth of HDMI® technology around the world. Mr. Tobias leads efforts to promote the HDMI specification as the premier digital and audio interface to the consumer electronics, mobile, PC and entertainment industries. In addition, he oversees intellectual property enforcement with 1700 HDMI licensees and partners responsible for the release of almost nine billion HDMI products worldwide, and as such brings a recognized level of expertise working with foreign regulatory channels, customs authorities, standards development organizations, media companies, etc., to grow the business and protect the HDMI brand. Prior to joining HDMI Licensing Administrator Inc., Mr. Tobias served as President of HDMI Licensing LLC, a wholly owned subsidiary of Lattice Semiconductor, from September 2015 to December 2016, where he led the marketing, licensing and compliance teams promoting and licensing the HDMI intellectual property. Prior to this, he held the roles of President at MHL and Senior Director of Strategic Product Marketing and Business Development at Silicon Image Inc. Mr. Tobias earned a Bachelor’s degree in Electrical Engineering from UC Davis, an MBA from Santa Clara University and sits on the UC Davis Engineering Faculty Dean’s Executive Committee. The Company believes that Mr. Tobias is qualified to serve on the Board based on his experience and leadership in the consumer electronics industry as well as his strong relationships with top consumer electronics brands in Asia.

Wendy Wilson. Ms. Wilson has been a member of the Board since May 2021. Ms. Wilson is currently Chief Marketing Officer at CALSTART, a national nonprofit focusing on clean transportation. Previously, Ms. Wilson served as Vice President of Marketing at ChargePoint, Inc. from August 2017 to November 2023, a leading electric vehicle charging network provider, where she had profit and loss responsibilities for its home business unit, assisted with run go-to- market functions for its SaaS businesses and helped to expand operations into European markets with scalable localization, web, and marketing processes. Previously, Ms. Wilson served as Vice President of Marketing at Jive Software, a communication software company, from August 2014 to July 2017, where she led demand generation, field and web teams. In addition, she has held leadership roles in small venture capital funded startups and publicly traded firms, including Yahoo! Inc., Infoseek and The Walt Disney Company. In her leadership role at Infoseek, which was acquired by Walt Disney Company in 1998, she was responsible for cross- disciplinary teams from ESPN, Go.com (ABC News), Mr. Showbiz and Infoseek brands. At Yahoo! Inc., she was responsible for both the monetization and editorial strategy for the Yahoo front page, known then as the world’s homepage. Ms. Wilson is a graduate of Northwestern University with a bachelor’s degree in English. The Company believes that Ms. Wilson is qualified to serve on the Board based on her expertise in digital marketing and go-to-market strategies for companies with “business to consumer” and “business to business to consumer” commerce models.

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

Our Board currently consists of nine (9) members: Nathaniel Bradley, Brett Moyer, Kimberly Briskey, Dr. Jeffrey M. Gilbert, David Howitt, Helge Kristensen, Sriram Peruvemba, Robert Tobias, and Wendy Wilson. All of our directors will serve until our next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

Director Independence

As our common stock is listed on the Nasdaq Capital Market, our determination of the independence of directors is made using the definition of “independent director” contained in Rule 5605(a)(2) of the Nasdaq Rules. Our Board affirmatively determined that Kimberly Briskey, Dr. Jeffrey M. Gilbert, Sriram Peruvemba, Robert Tobias, and Wendy Wilson are “independent directors,” as that term is defined in the Nasdaq Rules. Under the corporate governance rules of Nasdaq, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

The Nasdaq Rules require that each member of a listed company’s audit, compensation and nominations committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the Nasdaq Rules, a director will only qualify as an “independent director” if, in the opinion of that company’s Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Board Meetings and Attendance

During fiscal year 2025, the Board held 18 physical/telephonic meetings and acted by written consent 18 times. Each director attended at least 75% of the aggregate of (i) the total number of meetings the Board held during the period for which the director had been a director and (ii) the total number of meetings held by all committees of the Board on which the director served during the periods that the director served.

Annual Meeting Attendance

We do not have a formal policy regarding attendance by members of our Board at annual meetings of stockholders but we encourage our directors to attend such meetings. Seven of nine directors attended the 2025 annual meeting of stockholders held on November 24, 2025.

Stockholder Communications with the Board

Stockholders wishing to communicate with the Board, the non-management directors, or with an individual Board member may do so by writing to the Board, to the non-management directors, or to the particular Board member, and mailing the correspondence to: c/o Nathaniel Bradley, Chief Executive Officer, Datavault AI Inc., One Commerce Square, 2005 Market Street, Suite 2400, Philadelphia, Pennsylvania 19103. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed.

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

As of March 17, 2026, the members of such committees are:

Nominating and Corporate
Name	Audit Committee	Compensation Committee	Governance Committee
Kimberly Briskey(1)	X(1)*
Dr. Jeffrey M. Gilbert		X	X
Sriram Peruvemba	X	X*
Robert Tobias*		X	X*
Wendy Wilson	X
Total Meetings in 2025	4	5	1
Total Actions by Written Consent in 2025	0	5	1

*	Indicates Committee Chair
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

Compensation Committee

The members of our Board’s compensation committee (the “Compensation Committee”) are Sriram Peruvemba, Dr. Jeffrey M. Gilbert and Robert Tobias. Dr. Gilbert and Messrs. Peruvemba and Tobias are “independent” within the meaning of the Nasdaq Rules. In addition, each member of our Compensation Committee qualifies as a “non-employee director” under Rule16 b-3 of the Exchange Act. Our Compensation Committee assists the Board in the discharge of its responsibilities relating to the compensation of the members of the Board and our executive officers. Mr. Peruvemba serves as the Chairman of our Compensation Committee.

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

The Compensation Committee operates under a written charter adopted by the Board that satisfies the applicable standards of Nasdaq.

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

The Nominating and Governance Committee operates under a written charter adopted by the Board that satisfies the applicable standards of Nasdaq.

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

Specific due dates for such reports have been established by the SEC, and the Company is required to disclose in this Annual Report on Form 10-K any failure to file reports by such dates during the fiscal year ended December 31, 2025. During such fiscal year, we believe that all reports required to be filed by such persons pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, with the exception of the report listed in the table below:

Name	Number of Late Reports	Description
Nathaniel Bradley	1	Mr. Bradley’s Form 4 was not filed on a timely basis due to inadvertent administrative oversight.

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

Insider Trading Arrangements and Policies

We have a written insider trading policy that applies to our directors, officers, employees, contractors and consultants, including our principal executive officer or principal financial officer and principal accounting officer, and persons performing similar functions, as well as certain additional persons enumerated in the insider trading policy, including, but not limited to, entities controlled by the aforesaid persons and their family members living in the same household. Our insider trading policy also governs transactions in our securities by the Company itself. The policy is designed to prevent the Company from repurchasing or otherwise transacting in its securities while aware of material non-public information and requires that any such transactions, including share repurchases, be conducted in compliance with applicable securities laws and pursuant to procedures intended to prevent trading on the basis of material non-public information.

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

During the year ended December 31, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Summary Compensation Table for Fiscal Years 2025 and 2024

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

					Non-equity
				Stock	incentive plan	All other
				awards	compensation	compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	($)	($)	Total ($)
Nathaniel Bradley, Chief Executive Officer and Director(2)	2025	$438,330	$—	$11,393,071	$—	$—	$11,831,401
	2024	—	—	—	—	—	—
Brett Moyer, Chief Financial Officer and Chairman of the Board(3)	2025	$419,425	$288,719	$7,308,762	$—	$—	$8,016,906
	2024	$411,713	$45,000	$564,531	$—	$—	$1,021,244

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award (“RSA”) and each restricted stock unit (“RSU”) granted to the named executive officers during the fiscal years ended December 31, 2025 and 2024, as computed in accordance with FASB Accounting Standards Codification (“ASC”) 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Nathaniel Bradley became our Chief Executive Officer and Director on December 31, 2024 in connection with the consummation of the DV Asset Acquisition. Mr. Bradley received no compensation in the year ended December 31, 2024.
(3)	On December 31, 2024, Brett Moyer, formerly the Chief Executive Officer of the Company, assumed the role of Chief Financial Officer. Mr. Moyer’s change from Chief Executive Officer to Chief Financial Officer was in connection with the consummation of the DV Asset Acquisition on December 31, 2024, and the Company and Mr. Moyer entered into an amended and restated employment agreement on such date (the “Moyer Employment Amendment”).

Executive Employment Agreements and Arrangements

Brett Moyer

Effective August 24, 2022, the Company entered into an employment agreement with Brett Moyer (the “Moyer Agreement”). Pursuant to the Moyer Agreement, Mr. Moyer agreed to continue to serve as our Chief Executive Officer and President and Mr. Moyer’s initial annual base salary was $404,250, which was subject to adjustment approved by the Board. The Moyer Agreement had an unspecified term and Mr. Moyer served in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Moyer Agreement. Pursuant to the Moyer Agreement, if Mr. Moyer was terminated without cause or resigned with good reason (as such terms are defined in the Moyer Agreement), he was entitled to receive, subject to his execution of a release of claims, (i) twelve (12) months of base salary paid in accordance with the Company’s regular payroll practices, (ii) if Mr. Moyer elected to continue group health, dental and vision coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), the Company would have contributed for the period of severance, which is twelve (12) months, toward the cost of such coverage as if Mr. Moyer was an active employee, (iii) a pro rata bonus for the year of termination and (iv) the acceleration of vesting with respect to all unvested equity awards, provided that subject to any exceptions in an agreement entered into with Mr. Moyer that specifically referenced this provision of the Moyer Agreement, no exercise may have occurred more than six (6) months after such termination and in no event after the expiration of such award. If Mr. Moyer’s employment terminated due to his death or disability, such termination was to be treated as a termination without cause and his estate or executor would have been entitled to receive the severance benefits described in the preceding sentence. Additionally, in the event of a Change in Control (as defined in the Moyer Agreement), all unvested equity awards held by Mr. Moyer would have immediately vest and become exercisable, provided that subject to any exceptions in any agreement entered into with Mr. Moyer that specifically referenced this provision of the Moyer Agreement, no exercise could have occurred more than six (6) months after such termination and in no event after the expiration of such award. Mr. Moyer was also entitled to be made whole for income, employment and excise taxes in the event that payments, benefits and distributions, including the effects of accelerated vesting of equity, would result in the application of the “golden parachute” excise tax under Internal Revenue Code Section 4999.

As described above, on December 31, 2024, Mr. Moyer submitted his resignation as Chief Executive Officer of the Company, effective upon the asset purchase of information technology assets, certain patents and trademarks from EOS Holdings (the “DV Asset Acquisition”). Mr. Moyer’s resignation was not due to any disagreement with the Company, and Mr. Moyer continued his employment with the Company as its Chief Financial Officer and remains a member of the Board. On December 31, 2024, the Company and Mr. Moyer entered into the Moyer Employment Amendment, which is an amendment and restatement of the Moyer Agreement. In his capacity as the Company’s Chief Financial Officer, the Moyer Employment Amendment provides that Mr. Moyer would receive an initial base salary of $420,000 per year, with an opportunity to receive an annual bonus, made available to the Company’s senior management from time to time by the Board. Pursuant to the Moyer Employment Amendment, the Company agreed to pay Mr. Moyer a stay bonus of $400,000, payable in quarterly installments during 2025. The Moyer Employment Amendment has an unspecified term and Mr. Moyer serves in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Moyer Employment Amendment. Pursuant to the Moyer Employment Amendment, if Mr. Moyer is terminated without cause or resigns with good reason (as such terms are defined in the Moyer Employment Amendment), he is entitled to receive, subject to his execution of a release of claims, (i) twelve (12) months of base salary paid in accordance with the Company’s regular payroll practices, (ii) if Mr. Moyer elects to continue group health, dental and vision coverage under COBRA, the Company will contribute for the period of severance, which is twelve (12) months, toward the cost of such coverage as if Mr. Moyer was an active employee, (iii) a pro rata bonus for the year of termination, and (iv) the acceleration of vesting with respect to all unvested equity awards, provided that subject to any exceptions in an agreement entered into with Mr. Moyer that specifically references this provision of the Moyer Employment Amendment, no exercise may occur more than six (6) months after such termination and in no event after the expiration of such award. If Mr. Moyer’s employment terminates due to his death, such termination is treated as a termination without cause and his estate or executor is entitled to receive the severance benefits described in the preceding sentence. Additionally, in the event of a Change in Control (as defined in the Moyer Employment Amendment), all unvested equity awards held by Mr. Moyer will immediately vest and become exercisable, provided that subject to any exceptions in any agreement entered into with Mr. Moyer that specifically references this provision of the Moyer Employment Amendment, no exercise may occur more than six (6) months after such termination and in no event after the expiration of such award.

Nathaniel Bradley

On December 31, 2024, pursuant to the terms of the DV Asset Acquisition, the Board appointed Nathaniel Bradley as the Company’s new Chief Executive Officer and a member of its Board, effective upon the consummation of the DV Asset Acquisition. On December 31, 2024, the Company and Mr. Bradley entered into an employment agreement, dated as of December 31, 2024 (the “Bradley Employment Agreement”). In his capacity as the Company’s Chief Executive Officer, pursuant to the Bradley Employment Agreement, Mr. Bradley is receiving an initial base salary of $450,000 per year, with an opportunity to receive an annual bonus, made available to the Company’s senior management from time to time by the Board. The Bradley Employment Agreement has an unspecified term and Mr. Bradley serves in his position on an at-will basis, subject to the payment of severance in certain circumstances as set forth in the Bradley Employment Agreement. Pursuant to the Bradley Employment Agreement, if Mr. Bradley is terminated without cause or resigns with good reason (as such terms are defined in the Bradley Employment Agreement), he is entitled to receive, subject to his execution of a release of claims, (i) twelve (12) months of base salary paid in accordance with the Company’s regular payroll practices, (ii) if Mr. Bradley elects to continue group health, dental and vision coverage under COBRA, the Company will contribute for the period of severance, which is twelve (12) months, toward the cost of such coverage as if Mr. Bradley was an active employee, (iii) a pro rata bonus for the year of termination, and (iv) the acceleration of vesting with respect to all unvested equity awards provided that subject to any exceptions in an agreement entered into with Mr. Bradley that specifically references this provision of the Bradley Employment Agreement, no exercise may occur more than six (6) months after such termination and in no event after the expiration of such award. If Mr. Bradley’s employment terminates due to his death, such termination is treated as a termination without cause and his estate or executor is entitled to receive the severance benefits described in the preceding sentence. Additionally, in the event of a Change in Control (as defined in the Bradley Employment Agreement), all unvested equity awards held by Mr. Bradley will immediately vest and become exercisable, provided that subject to any exceptions in any agreement entered into with Mr. Bradley that specifically references this provision of the Bradley Employment Agreement, no exercise may occur more than six (6) months after such termination and in no event after the expiration of such award.

On December 31, 2024, the Company and Mr. Bradley entered into an inducement award agreement (the “Inducement Award Agreement”), pursuant to which Mr. Bradley was granted 1,200,000 restricted stock units (the “Units”) as an inducement material to Mr. Bradley’s entering into employment with the Company. The Units were approved by the Board and granted outside of the Company’s 2020 Stock Incentive Plan and 2018 Long-Term Stock Incentive Plan in accordance with Rule 5635(c)(4) of the Nasdaq

Rules. The Inducement Award Agreement contemplates half of the Units vesting in equal 3-month installments over a 36-month period beginning March 20, 2025, and the other half of the Units vesting upon the Company’s aggregate revenue equaling or exceeding $40 million over any trailing 12 calendar month period ending on or prior to the date that is five years from the grant date.

Other Compensation

Other than as described above, there was no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our Named Executive Officers during the years ended December 31, 2025 and 2024. We do not have any retirement, pension or profit-sharing programs for the benefit of our directors, officers or other employees. The Board may recommend adoption of one or more such programs in the future.

Outstanding Equity Awards as of December 31, 2025

The following table provides information regarding the unexercised options to purchase common stock and outstanding stock awards held by each of our named executive officers:

	Option Awards				Stock Awards
											Equity
											incentive
									Equity		plan
									incentive		awards:
									plan		Market or
									awards:		payout
									Number of		value of
									unearned		unearned
	Number of	Number of					Market		shares,		shares,
	Securities	Securities			Number of		value of		units or		units or
	underlying	underlying			shares or		shares or		other		other
	Unexercised	Unexercised	Option		units of		units of		rights that		rights that
	Options	Options	Exercise	Option	stock that		stock that		have not		have not
	(#)	(#)	Price	Expiration	have not		have not		vested		vested
Name	Exercisable	Unexercisable	($/Sh)	Date	vested		vested (1)		(#)		($)
Nathaniel Bradley	—	—	—	—	450,000	(2)	$292,500	(2)	600,000	(3)	390,000	(3)
					182,421	(4)	$118,574	(4)
					416,667	(5)	$270,834	(5)
					3,823,798	(6)	$2,485,469	(6)
Brett Moyer	—	—	—	—	360,000	(7)	$234,000	(7)	480,000	(8)	312,000	(8)
					145,937	(9)	$94,859	(9)
					291,667	(10)	$189,584	(10)
					2,698,543	(11)	$1,754,053	(11)

(1)	Market Value based on the Company’s closing market price of $0.65 per share on December 31, 2025.
(2)	Mr. Bradley was granted 600,000 restricted stock units on January 2, 2025, which began vesting in equal quarterly installments over three years on March 20, 2025.
(3)	Mr. Bradley was granted 600,000 restricted stock units on January 2, 2025 which vest upon the achievement of a performance metric of the Company achieving revenue of $40.0 million for twelve trailing months ending on or prior to the fifth anniversary of the date of grant.
(4)	Mr. Bradley was granted 218,905 shares of restricted common stock on June 25, 2025, which began vesting in equal quarterly installments over three years on September 20, 2025.
(5)	Mr. Bradley was granted 500,000 shares of restricted common stock on July 10, 2025, which began vesting in equal quarterly installments over three years on September 20, 2025.
(6)	Mr. Bradley was granted 3,823,798 shares of restricted common stock on November 25, 2025, which began vesting in equal quarterly installments over three years on March 20, 2026.
(7)	Mr. Moyer was granted 480,000 shares of restricted common stock on February 26, 2025, which began vesting in equal quarterly installments over three years on June 20, 2025.

(8)	Mr. Moyer was granted 480,000 shares of restricted common stock on February 26, 2025 which vest upon the achievement of a performance metric of the Company achieving revenue of $40.0 million for twelve trailing months ending on or prior to the fifth anniversary of the date of grant.
(9)	Mr. Moyer was granted 175,124 shares of restricted common stock on June 25, 2025, which began vesting in equal quarterly installments over three years on September 20, 2025.
(10)	Mr. Moyer was granted 350,000 shares of restricted common stock on June 25, 2025, which began vesting in equal quarterly installments over three years on September 20, 2025.
(11)	Mr. Moyer was granted 2,698,543 shares of restricted common stock on November 25, 2025, which began vesting in equal quarterly installments over three years on March 20, 2026.

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

The LTIP was approved by a majority of the Company’s stockholders on January 31, 2018.

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

2020 Stock Incentive Plan (the “2020 Plan”)

On July 27, 2020, the Board approved the establishment of the 2020 Plan and the reservation of an aggregate of 6,500 shares of common stock authorized for issuance under the 2020 Plan, subject to stockholder approval, which was obtained on October 20, 2020. The 2020 Plan authorizes the grant of equity-based compensation to the Company’s senior managers, employees, directors, consultants, professionals and service providers in the form of stock options, restricted stock and restricted stock units. All options granted under the 2020 Plan will be considered non-qualified stock options. The purpose of the 2020 Plan is to attract and retain senior managers, employees, directors, consultants, professionals and service providers who provide services to the Company, provided that such services are bona fide services that are not of a capital-raising nature during this period of unprecedented uncertainty and volatility in the COVID-19 environment and its impact on the value of the Company’s equity and grants. As of December 31, 2025, no options or RSAs have been granted under the 2020 Plan while an aggregate, net of cancellations, of 6,285 restricted stock units have been issued under the 2020 Plan of which none remained unvested at December 31, 2025.

Technical Team Retention Plan of 2022 (the “2022 Plan”)

On June 21, 2022, the Board adopted the Company’s Technical Team Retention Plan of 2022 (the “2022 Plan”) and the reservation of an aggregate of 5,000 shares of the Company’s common stock authorized for issuance under the 2022 Plan, subject to stockholder approval. The 2022 Plan authorizes the grant of equity-based compensation, to the Company’s key managers, employees, consultants who provide technical and engineering and related services to the Company, in the form of restricted stock and restricted stock units. On August 19, 2022, the Company held the 2022 Annual Meeting of Stockholders and approved the adoption of the 2022 Plan and the reservation of an aggregate of 5,000 shares of the Company’s common stock. On September 19, 2022, the Company granted, an aggregate of 3,700 restricted stock units to managers, employees, consultants. Each RSU represents the right to receive one share of the Company’s common stock under the 2022 Plan. As of December 31, 2025, no options or RSAs have been granted under the 2022 Plan while an aggregate, net of cancellations, of 3,450 RSUs have been issued under the 2022 Plan of which 6 remained unvested on December 31, 2025.

DIRECTOR COMPENSATION

The table below sets forth the compensation paid to our non-employee directors during the fiscal year ended December 31, 2025.

	Fees Earned
	or	Stock Awards	All Other
Director	Paid in Cash	(1)	Compensation	Total
Dr. Jeffrey M. Gilbert	$30,416	$561,472	$—	$591,888	(2)
David Howitt	$30,000	$561,472	$—	$591,472	(3)
Helge Kristensen	$30,000	$561,472	$—	$591,472	(4)
Sriram Peruvemba	$32,084	$561,472	$—	$593,556	(5)
Robert Tobias	$30,416	$561,472	$—	$591,888	(6)
Wendy Wilson	$30,416	$561,472	$—	$591,888	(7)
Kimberly Briskey	$41,666	$561,472	$—	$603,138	(8)

(1)	Amounts reported in this column do not reflect the amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each restricted stock award and RSU granted to the Company’s directors during the fiscal year ended December 31, 2025, as computed in accordance with FASB ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Dr. Gilbert was granted 74,334 shares of restricted common stock on February 26, 2025, 26,372 on June 25, 2025 and 211,203 on November 25, 2025, which vest in equal installments, commencing on June 20, 2025, September 20, 2025, and March 20, 2026, respectively, every three (3) months thereafter until June 20, 2028, September 20, 2028 and March 20, 2029, respectively.
(3)	Mr. Howitt was granted 74,334 shares of restricted common stock on February 26, 2025, 26,372 on June 25, 2025 and 211,203 on November 25, 2025, which vest in equal installments, commencing on June 20, 2025, September 20, 2025, and March 20, 2026, respectively, every three (3) months thereafter until June 20, 2028, September 20, 2028 and March 20, 2029, respectively.
(4)	Mr. Kristensen was granted 74,334 shares of restricted common stock on February 26, 2025, 26,372 on June 25, 2025 and 211,203 on November 25, 2025, which vest in equal installments, commencing on June 20, 2025, September 20, 2025, and March 20, 2026, respectively, every three (3) months thereafter until June 20, 2028, September 20, 2028 and March 20, 2029, respectively.
(5)	Mr. Peruvemba was granted 74,334 shares of restricted common stock on February 26, 2025, 26,372 on June 25, 2025 and 211,203 on November 25, 2025, which vest in equal installments, commencing on June 20, 2025, September 20, 2025, and March 20, 2026, respectively, every three (3) months thereafter until June 20, 2028, September 20, 2028 and March 20, 2029, respectively.
(6)	Mr. Tobias was granted 74,334 shares of restricted common stock on February 26, 2025, 26,372 on June 25, 2025 and 211,203 on November 25, 2025, which vest in equal installments, commencing on June 20, 2025, September 20, 2025, and March 20, 2026, respectively, every three (3) months thereafter until June 20, 2028, September 20, 2028 and March 20, 2029, respectively.
(7)	Ms. Wilson was granted 74,334 shares of restricted common stock on February 26, 2025, 26,372 on June 25, 2025 and 211,203 on November 25, 2025, which vest in equal installments, commencing on June 20, 2025, September 20, 2025, and March 20, 2026, respectively, every three (3) months thereafter until June 20, 2028, September 20, 2028 and March 20, 2029, respectively.
(8)	Ms. Briskey was granted 74,334 shares of restricted common stock on February 26, 2025, 26,372 on June 25, 2025 and 211,203 on November 25, 2025, which vest in equal installments, commencing on June 20, 2025, September 20, 2025, and March 20, 2026, respectively, every three (3) months thereafter until June 20, 2028, September 20, 2028 and March 20, 2029, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 17, 2025, information regarding beneficial ownership of our common stock by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our voting equity securities;
●	each of our named executive officers;
●	each of our directors; and
●	all of our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 614,308,267 shares of common stock outstanding as of March 17, 2026. The percentage ownership information shown in the table excludes (i) 18,011 shares of common stock to be issued upon exercise of warrants (ii) 1,050,014 restricted stock units that have been issued but have not vested and (iii) up to an aggregate of 2,813 shares of common stock issuable upon conversion of all outstanding shares of Series B Preferred Stock (as defined below) (which shares of Series B Preferred Stock assume the exercise of all 1,750 Series B Preferred Stock purchase warrants.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable for or convertible into shares of common stock within sixty (60) days of March 17, 2026. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares of common stock that such person or persons has the right to acquire within sixty (60) days of March 17, 2026 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of common stock listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise noted below, the address for persons listed in the table is c/o Datavault AI Inc., One Commerce Square, 2005 Market Street, Suite 2400, Philadelphia, Pennsylvania 19103.

	Common Stock Beneficially
	Owned
Name and Address of Beneficial Owner(1):	Number	Percentage

Directors and Named Executive Officers:
Nathaniel Bradley, Chief Executive Officer and Director (2)	24,810,203	4.04%
Brett Moyer, Chief Financial Officer and Chairman of the Board	4,218,598	*
Kimberly Briskey, Director	326,872	*
Dr. Jeffrey M. Gilbert, Director	331,566	*
David Howitt, Director	331,909	*
Helge Kristensen, Director	331,566	*
Sriram Peruvemba, Director	331,565	*
Robert Tobias, Director	331,565	*
Wendy Wilson, Director	331,569	*
All directors and executive officers as a group (9 persons)(3)		5.10%
5% Beneficial Owners
Scilex Holding Company	213,766,229	34.79%

*Less than 1%

(1)	Percentage of total voting power represents voting power with respect to all shares of our common stock. Holders of common stock are entitled to one (1) vote per share for each share of common stock held by them.

(2)	Includes 3,446,456 shares of common stock held directly by Mr. Bradley, 3,999,911 shares of common stock held directly by EOS Holdings (of which Mr. Bradley is Chief Executive Officer and the sole director) and 2,775,954 shares of common stock held by Mr. Bradley’s spouse. Does not include the 1,050,000 Units from the Inducement Award Agreement, which contemplates half of the Units vesting in equal 3-month installments over a 36-month period beginning June 20, 2025, and the other half of the Units vesting subject to performance-based vesting conditions. The shares of common stock are beneficially owned both directly and indirectly, as outlined above, by Mr. Bradley. Mr. Bradley, as an officer and member of the board of directors of EOS Holdings, has the power to dispose of and the power to vote the shares of common stock beneficially owned by EOS Holdings. Mr. Bradley disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein, and the inclusion of these securities in this Annual Report on Form 10-K shall not be deemed an admission of beneficial ownership of such securities for purposes of Section 16 of the Exchange Act or for any other purposes.
(3)	See the information included in footnote 2 above.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2025

Number of
Securities
Remaining
Available for
Future
	Number of	Weighted	Issuance
	Securities to Be	Average	under Equity
	Issued upon	Exercise Price	Compensation
	Exercise of	of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	65,540,037
Equity compensation plans not approved by security holders (2)	1,508,350	$—	—
Total	1,508,350	$—	65,540,037

(1)	Represents an aggregate of 65,540,037 shares of common stock available for future issuance in connection with grants of securities under the LTIP, and an aggregate of 14 shares of common stock available for future issuance in connection with grants of securities under the 2022 Plan. See “Executive Compensation – Equity Incentive Plans.”
(2)	Represents inducement awards of (i) 1,200,000 restricted stock units awarded to Nathaniel Bradley, CEO on January 2, 2025 with 600,000 restricted stock units vesting in twelve equal quarterly installments starting on June 20, 2025 and 600,000 restricted stock units vesting upon the achievement of $40 million in revenue for any twelve trailing months (ii) 500,000 restricted stock awards granted to an executive on May 20, 2025 with 250,000 restricted stock awards vesting in twelve equal quarterly installments starting on September 20, 2025 and 250,000 restricted stock awards vesting upon the achievement of performance thresholds.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2024, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets for the years ended December 31, 2025 and 2024, and in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation and other arrangements which are described under “Executive Compensation” and “Director Compensation.”

Nathaniel Bradley and EOS Holdings

Nathaniel Bradley, the Company’s Chief Executive Officer, is a control person of EOS Holdings which became a related party of the Company upon the consummation of the DV Asset Acquisition on December 31, 2024. In addition, Sonia Choi, the Company’s Chief Marketing Officer, is the spouse of the Company’s Chief Executive Officer and also the Chief Marketing Officer of EOS Holdings. EOS Holdings received 40,000,000 shares of common stock in the DV Asset Acquisition of which all but 3,999,911 shares of common stock were immediately distributed to various EOS Holdings shareholders at the close of the transaction. Pursuant to the terms of the DV Asset Acquisition, on the closing date of the transaction, the Company issued a $10 million convertible note (the “DV Convertible Note”) to EOS Holdings, due on the third anniversary of the consummation of the DV Asset Acquisition, paying interest of 5.12% per annum. The Company owes $4.6 million and $10.0 million on the DV Convertible Note as of December 31, 2025 and 2024, respectively. The DV Convertible Note can be converted at EOS Holdings’ option, partially or entirely, into shares of common stock, any time after the maturity date until the promissory note is fully paid off. The DV Convertible Note uses a conversion price equaling to seventy-five percent (75%) of the volume-weighted average price (“VWAP”) during the ten (10) consecutive trading days ending on the trading day that is immediately prior to the conversion date subject to a floor price of $1.116 per share (the “Conversion Price”). At EOS Holdings’ sole discretion, upon a change of control (as defined in the agreement to the DV Convertible Note), (i) the Company shall cause any successor entity to assume in writing all of the obligations of ours under the DV Convertible Note, (ii) pay or cause to be paid to EOS Holdings the Convertible Note Balance (as defined in the agreement to the DV Convertible Note) in cash, or (iii) pay, at the closing of such change of control, in full satisfaction of our obligations under the DV Convertible Note, an amount in cash or equivalent common stock to the amount EOS Holdings would have been paid if EOS Holdings converted its Convertible Note Balance into shares of common stock immediately prior to such closing, at the Conversion Price.

Pursuant to the DV Convertible Note, if EOS Holdings is considered an affiliate, the Company shall file within 30 days of the conversion date a registration statement on Form S-3 (or other appropriate form if we are not then S-3 eligible) providing for the resale by EOS Holdings of the shares of common stock issued under the DV Convertible Note. We shall cause such registration statement to become effective within 60 days following the filing thereof and to keep such registration statement effective at all times as long as EOS Holdings owns any shares issued under the DV Convertible Note.

The parties agreed that the Company may apply up to 25% of the amount of any payment to be made to EOS Holdings pursuant to the DV Convertible Note towards satisfaction of the amount, if any, owed by EOS Holdings to the Company under those certain senior secured promissory notes, dated June 13, 2024, August 7, 2024, September 23, 2024, and December 23, 2024 (collectively, the “Secured Notes” and the outstanding amount under the Secured Notes, collectively, the “EOS Holdings Note Balance”). The EOS Holdings Note Balance on the maturity date will be automatically reduced by the amount of the EOS Holdings Note Balance.

Pursuant to the DV Convertible Note, if, at any time while the DV Convertible Note is outstanding, the Company enters into any capital raising or financing transaction, including without limitation any issuance by the Company of shares of common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof (each, a “Subsequent Financing”), then the Company shall first pay to EOS Holdings at least 10% of the gross proceeds of such Subsequent Financing to redeem all or a portion of the DV Convertible Note, plus accrued but unpaid interest, plus liquidated damages, if any, and any other amounts then owing to EOS Holdings. If the aggregate gross proceeds of Subsequent Financings reach or exceed $50,000,000, then the Company shall repay the DV Convertible Note in full, including accrued but unpaid interest, liquidated damages, if any, and any other amounts, then owing to EOS Holdings.

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

EOS Holdings has no balance owed under the EOS Holdings Note Balance as of December 31, 2025 and owed $431,000 under the EOS Holdings Note Balance in notes receivable to us, as of December 31, 2024, a company for which Nate Bradley, our CEO, is a control person. We recorded $7,000 in interest income on the EOS Holdings Note Balance in the year ended December 31, 2024.

In addition to the DV Convertible Note and the EOS Holdings Note Balance, on January 16, 2025, we entered into a transition services agreement (“Transition Services Agreement”) to receive from EOS Holdings, employees to provide transition services in connection with the Acquired Assets for a period of up to three months. For the year ended December 31, 2025, we have paid $0.8 million to EOS Holdings

Relationship with Scilex Holding Company.

On September 25, 2025, the Company entered into a Securities Purchase Agreement with Scilex, pursuant to which Scilex acquired an aggregate of 278,914,094 shares of the Company’s common stock for an aggregate purchase price of $150,000,000 in the native currency of the BTC blockchain, which was valued at the spot exchange rate for BTC as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the Initial Closing Date, or September 25, 2025.

For so long as Scilex beneficially owns (i) an aggregate of at least 10% of the issued and outstanding shares of common stock, Scilex may (but is not required to) designate two directors to the Board, and (ii) at least 5% but no more than 10% of the issued and outstanding shares of common stock, Scilex may designate one director to the Board. As of December 31, 2025, Scilex beneficially owned approximately 43% of the Company’s outstanding common stock as of December 31, 2025.

Scilex License Agreement

In November 2025, the Company entered into an exclusive license agreement with Scilex (the “Scilex License Agreement”), pursuant to which the Company granted to Scilex a worldwide, exclusive, non-transferable license, with the right to sublicense, to certain patents and other intellectual property rights of the Company – including a suite of patents related to the Company’s data platforms and any products created therefrom within certain targeted industries including biotechnology, biopharmaceutical, genetic, diagnostic, and data-related industries, and any markets relating to the generation, use, storage, analysis, tokenization, and exchange of DNA, genetic, diagnostic, and therapeutic data or materials – in consideration for a one-time cash payment in the amount of $10.0 million, payable in four equal quarterly instalments, a 5% royalty on net sales of products that incorporate or make use of the licensed intellectual property (“Scilex Product Net Sales”) and multiple one-time sales milestone payments, triggered upon the achievement of certain Scilex Product Net Sales milestones, in an aggregate amount up to $2.55 billion. During the year ended December 31, 2025, the Company recognized $10.0 million of revenue related to this agreement. As of December 31, 2025, no royalty revenue had been recognized and accounts receivable from Scilex totaled $10.0 million.

The Scilex License Agreement expires upon the expiry of the patents underlying the licensed intellectual property, at which point the license shall become perpetual, irrevocable, non-exclusive and royalty-free. The Scilex License Agreement is subject to earlier termination if, among other things: (i) either party ceases to exist or becomes insolvent, (ii) either party commits a material breach of the Scilex License Agreement, (iii) Scilex fails to make any required payment to the Company that is not cured within 15 days, or (iv) Scilex does not achieve and maintain annual royalty payments to the Company of a minimum of $1,000,000 after 24 months following the date of the Scilex License Agreement.

Advances from Scilex

During November and December 2025, Scilex advanced an aggregate of approximately $21.8 million to the Company pursuant to short-term financing arrangements bearing interest at an annual rate of 15.42%. During 2025, the Company repaid approximately $21.7 million of principal through transfers of Bitcoin and paid $49,000 of interest. As of December 31, 2025, $0.1 million of principal remained outstanding. No interest was accrued at year end.

Relationship with Vivasor

Common Management Team

Henry Ji, Ph. D., the Chairperson, Chief Executive Officer and President of Scilex as well as the President, Chief Executive Officer, Chief Financial Officer and Secretary of Vivasor and Stephen Ma, the Chief Financial Officer of Scilex and a director of Scilex, are both executives at Vivasor, Inc., which is a subsidiary of an entity controlled by Henry Ji, Ph. D. and his affiliates. Scilex is also a stockholder in Vivasor. Accordingly, Vivasor is a related party under ASC 850 due to common management and ownership relationships.

Vivasor License Agreement

In December 2025, the Company entered into the Vivasor License Agreement, pursuant to which the Company granted to Vivasor a worldwide, exclusive, non-transferable license, with the right to sublicense, to certain patents and other intellectual property rights of the Company – including a suite of patents related to the Company’s data platforms and any products created therefrom within certain targeted industries including medical imaging and scanning – in consideration for a one-time cash payment in the amount of $20.0 million, payable within 120 days following invoicing, a 5% royalty on Vivasor Product Net Sales and multiple one-time sales milestone payments, triggered upon the achievement of certain Vivasor Product Net Sales milestones, in an aggregate amount up to $2.55 billion. During the year ended December 31, 2025, the Company recognized $20.0 million of revenue related to this agreement. As of December 31, 2025, no royalty revenue had been recognized and accounts receivable from Vivasor totaled $20.0 million.

The Vivasor License Agreement expires upon the expiry of the patents underlying the licensed intellectual property, at which point the license shall become perpetual, irrevocable, non-exclusive and royalty-free. The Vivasor License Agreement is subject to earlier termination if, among other things: (i) either party ceases to exist or becomes insolvent, (ii) either party commits a material breach of the Vivasor License Agreement, or (iii) Vivasor fails to make any required payment to the Company that is not cured within 15 days.

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

For the years ended December 31, 2025 and 2024, Hansong Technology purchased modules from the Company of approximately $0.2 million and $58,000, respectively, and made payments to the Company of approximately $0.2 million and $38,000 respectively. On December 31, 2025 and 2024, Hansong Technology sold speaker products to the Company of approximately $10,000 and $28,000, respectively, and the Company made payments to Hansong Technology of approximately $53,000 and $0.2 million, respectively. On December 31, 2025 and 2024, the Company owed Hansong Technology approximately $0 and $43,000, respectively. On December 31, 2025 and 2024, Hansong Technology owed the Company approximately $0 and $24,000, respectively.

As of December 31, 2025 and December 31, 2024, Mr. Kristensen owned less than 1.0% of the outstanding shares of the common stock.

Outstanding Equity Grants to Directors and Executive Officers

We have granted restricted shares to certain of our directors and executive officers. For more information regarding the stock awards granted to our directors and named executive officers, see “Executive Compensation—Outstanding Equity Awards as of December 31, 2025.”

Executive Officer and Director Compensation

Please see the sections titled “Executive Compensation” and “Director Compensation” for information regarding the compensation of our executive officers and non-employee directors.

Employment Agreements

We have entered into employment agreements with our named executive officers that, among other things, provide for certain compensatory benefits, including severance and change in control payments. For descriptions of such agreements, see the section titled “Executive Compensation — Executive Employment Agreements and Arrangement.”

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

BPM LLP is our independent registered public accounting firm and performed the audits of our consolidated financial statements for the years ended December 31, 2025 and 2024. The following table sets forth all fees billed or to be billed for such periods:

	2025	2024
Audit fees (1)	$889,488	$554,262
Audit-related fees (2)	—	—
Tax fees (3)	$75,408	$41,142
All other fees	—	—
Total	$964,896	$595,404

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

All audit and non-audit services provided by BPM LLP during 2025 and 2024 were pre-approved by our Audit Committee (or the Chairman pursuant to delegated authority) in accordance with these pre-approval policies and procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this Report:

(1)Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025 and 2024, the footnotes thereto, and the respective report of BPM LLP, an independent registered public accounting firm, are filed herewith.

(2)Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3)Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Annual Report on Form 10-K and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Annual Report on Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of such parties. These representations and warranties:

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

2.1

Certificate of Conversion of Summit Semiconductor, LLC (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 23, 2018).

2.2

Plan of Conversion of Summit Semiconductor, LLC (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 23, 2018).

3.1(i)(a)

Certificate of Incorporation of Summit Semiconductor, Inc. (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

3.1(i)(b)

Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 25, 2018).

3.1(i)(c)

Certificate of Amendment to Certificate of Incorporation of Summit Semiconductor, Inc. (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2018).

3.1(i)(d)

Certificate of Amendment to Certificate of Incorporation of Summit Wireless Technologies, Inc. (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2020).

Exhibit No.	Description of Exhibits

3.1(i)(e)

Certificate of Amendment to Certificate of Incorporation of Summit Wireless Technologies, Inc. (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2022).

3.1(i)(f)

Certificate of Amendment to Certificate of Incorporation of WiSA Technologies, Inc. (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2023).

3.1(i)(g)

Certificate of Amendment to Certificate of Incorporation of WiSA Technologies, Inc. (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2024).

3.1(i)(h)

Certificate of Amendment to Certificate of Incorporation of WiSA Technologies, Inc. (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2024).

3.1(i)(i)

Certificate of Amendment to Certificate of Incorporation of WiSA Technologies, Inc. (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

3.1(i)(j)	Certificate of Amendment to Certificate of Incorporation of Datavault AI Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

3.1(i)(k)	Certificate of Amendment to Certificate of Incorporation of Datavault AI Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2025).

3.1(i)(l)

Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2023).

3.1(ii)(a)

Bylaws of Summit Semiconductor, Inc. (n/k/a Datavault AI Inc.) (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-224267) filed with the SEC on July 2, 2018).

3.1(ii)(b)

Amendment to the Bylaws of Datavault AI Inc., effective September 25, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

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

4.4

Form of Restricted Stock Agreement for Directors under the WiSA Technologies, Inc. (n/k/a Datavault AI Inc.) 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-265060) filed with the SEC on May 18, 2022).

4.5

Form of Restricted Stock Agreement for Employees under the WiSA Technologies, Inc. (n/k/a Datavault AI Inc.) 2018 Long-Term Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-265060) filed with the SEC on May 18, 2022).

4.6	Form of Private Placement Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2023).

4.7	Form of Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2025).

4.8	Form of Senior Secured Convertible Note due October 5, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025).

4.9	Form of 2025 Investor Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025).

4.10	Initial Convertible Note, dated May 20, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025).

Exhibit No.	Description of Exhibits

4.11	First Convertible Note, dated May 20, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025).

4.12	Second Convertible Note, dated May 20, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2025).

4.13

Convertible Promissory Note Amendment and Conversion Agreement by and between Datavault AI Inc. and EOS Technology Holdings Inc., dated as of September 7, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2025).

4.14	Form of Senior Secured Promissory Note issued on September 30, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025).

4.15	Form of Warrant (dated as of February 27, 2026) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2026).

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

10.11

Lease Agreement by and between Portland 2 LLC and Summit Wireless Technologies, Inc. (n/k/a Datavault AI Inc.), dated August 18, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020).

10.12

Lease Agreement by and between Commerce Square Partners – Philadelphia Plaza, L.P. and Datavault AI Inc., dated November 6, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2025).

10.13*	Summit Wireless Technologies, Inc. 2020 Stock Incentive Plan.

10.14

First Amendment to Lease Agreement by and between Portland 2 LLC and Summit Wireless Technologies, Inc. (n/k/a Datavault AI Inc.), dated May 23, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.21+

Executive Employment Agreement, effective as of December 31, 2024, by and between WiSA Technologies, Inc. (n/k/a Datavault AI Inc.) and Brett Moyer (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.22+

Executive Employment Agreement, effective as of December 31, 2024, by and between WiSA Technologies, Inc. (n/k/a Datavault AI Inc.) and Nathaniel Bradley (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.23+

WiSA Technologies, Inc. Management Team Retention Bonus Plan, effective September 1, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022).

10.24	Form of Warrant Agency Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).

10.25

Form of Asset Purchase Agreement, dated December 19, 2024, by and between WiSA Technologies, Inc. (n/k/a Datavault AI Inc.) and CompuSystems, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2024).

Exhibit No.	Description of Exhibits

10.26

Form of Amendment to Asset Purchase Agreement, dated December 30, 2024, by and between WiSA Technologies, Inc. (n/k/a Datavault AI Inc.) and CompuSystems, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2025).

10.27

Form of Second Amendment to Asset Purchase Agreement, dated February 25, 2025, by and between Datavault AI Inc. and CompuSystems, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2025).

10.28

Third Amendment to Asset Purchase Agreement, by and between Datavault AI Inc. and CompuSystems, Inc., dated as of March 31, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2025).

10.29

Fourth Amendment to Asset Purchase Agreement, by and between Datavault AI Inc. and CompuSystems, Inc., dated as of May 14, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2025).

10.30

Form of Inducement Agreement, dated September 10, 2024, by and between WiSA Technologies, Inc. (n/k/a Datavault AI Inc.) and certain holders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2024).

10.31

Securities Purchase Agreement, dated September 26, 2025, by and between Datavault AI Inc. and Scilex Holding Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

10.32	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025).

10.33	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025).

10.34

Placement Agency Agreement, dated as of March 31, 2025, by and between Datavault AI Inc. and Maxim Group LLC, as placement agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2025).

10.35

Datavault Lock-Up Agreement, dated April 9, 2025, by and between Datavault AI Inc. and NYIAX, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2025).

10.36

Additional Lock-Up Agreement, dated April 9, 2025, by and between Datavault AI Inc. and NYIAX, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2025).

10.37

Consideration Lock-Up Agreement, dated April 9, 2025, by and between Datavault AI Inc. and NYIAX, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2025).

10.38

Closing Lock-Up Agreement, dated April 9, 2025, by and between Datavault AI Inc. and NYIAX, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2025).

10.39

Purchase Commitment for Programs, effective as of June 30, 2025, by and between Datavault AI Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2025).

10.40

Cloud Services Subscription Transaction Document, effective as of June 30, 2025, by and between Datavault AI Inc. and International Business Machines Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2025).

Exhibit No.	Description of Exhibits

10.41	Amendment to the IBM Embedded Software Agreement, dated September 22, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

10.42

Stock Purchase Agreement, dated July 13, 2025, by and among Datavault AI Inc., API Media Innovations Inc., David Reese, and Frank Tomaino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025).

10.43

Amendment to Stock Purchase Agreement, dated August 19, 2025, by and among Datavault AI Inc., API Media Innovations Inc., David Reese, and Frank Tomaino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2025).

10.44

Intellectual Property Sale and Assignment Agreement, dated July 12, 2025, by and between Datavault AI Inc. and Turner Global Media, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025).

10.45

Equity Distribution Agreement, dated July 21, 2025, between Datavault AI Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2025).

10.46

Web Access IP Purchase Agreement, dated as of July 30, 2025, by and between Datavault AI Inc. and Web Access, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2025).

10.47

Registration Rights Agreement, dated as of July 30, 2025, by and between Datavault AI Inc., Web Access, LLC, and an affiliate (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2025).

10.48

Securities Purchase Agreement, dated March 31, 2025, by and among Datavault AI Inc. and the purchasers named therein, dated August 4, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2025).

10.49

Securities Purchase Agreement, dated March 31, 2025, by and among Datavault AI Inc. and the purchasers named therein, dated October 24, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2025).

10.50+*	January 2, 2023 Amendment to Summit Semiconductor, Inc.’s 2018 Long-Term Stock Incentive Plan.

10.51+*	February 25, 2024 Amendment to Summit Semiconductor, Inc.’s 2018 Long-Term Stock Incentive Plan.

10.52

Securities Purchase Agreement, dated March 31, 2025, by and among Datavault AI Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2025).

10.53

Securities Purchase Agreement between Datavault AI Inc. and Scilex Holding Company, dated September 26, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

10.54	Form of Voting Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26,2025).

10.55	Form of Senior Secured Promissory Note issued on September 30, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025).

10.56

Stock Purchase Agreement, by and among Datavault AI Inc., API Media Innovations Inc., David Reese, and Frank Tomaino, dated October 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2025).

Exhibit No.	Description of Exhibits

10.57

License Agreement, dated November 3, 2025, by and between Datavault AI Inc. and Scilex Holding Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2025).

19.1	Insider Trading Policy (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

21.1	List of Subsidiaries (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-239750) filed with the SEC on July 8, 2020).

23.1*	Consent of BPM LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Compensation Recovery Policy (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith, as applicable.
+	Indicates management contract or compensatory plan.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datavault AI Inc.

Date: March 18, 2026	By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, each of Nathaniel Bradley and Brett Moyer, acting alone or together with another attorney-in-fact, as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2026	By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Director and Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2026	By:	/s/ Brett Moyer
Brett Moyer
Director and Chief Financial Officer (Principal Financial Officer)

Date: March 18, 2026	By:	/s/ Stanley Mbugua
Stanley Mbugua Chief Accounting Officer (Principal Accounting Officer)

Date: March 18, 2026	By:	/s/ Kimberly Briskey
Kimberly Briskey
Director

Date: March 18, 2026	By:	/s/ Dr. Jeffrey M. Gilbert
Dr. Jeffrey M. Gilbert
Director

Date: March 18, 2026	By:	/s/ David Howitt
David Howitt
Director

Date: March 18, 2026	By:	/s/ Helge Kristensen
Helge Kristensen
Director

Date: March 18, 2026	By:	/s/ Sriram Peruvemba
Sriram Peruvemba

Director

Date: March 18, 2026	By:	/s/ Robert Tobias
Robert Tobias
Director

Date: March 18, 2026	By:	/s/ Wendy Wilson
Wendy Wilson
Director

DATAVAULT AI Inc. (formerly WiSA Technologies, Inc.) and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Datavault AI Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Datavault AI Inc. (a Delaware Corporation) and its subsidiaries (the “Company”), as of December 31, 2025 and 2024, and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition—Patent and intellectual property licensing arrangements

As described in Note 1 to the consolidated financial statements, the Company generates revenue from contracts with customers, including patent and intellectual property licensing arrangements. Certain of these contracts are with related parties. We identified revenue recognition for patent and intellectual property licensing arrangements as a critical audit matter. Patent and intellectual property licensing revenue requires significant judgment in determining the nature of the license and the appropriate timing of revenue recognition under ASC 606. Performance obligations within patent and intellectual property licensing arrangements are identified based on the promises to transfer intellectual property rights to customers. Management must evaluate whether a license provides a right-to-use or right-to-access functional intellectual property, impacting the timing of revenue recognition. This determination requires judgment based on contractual terms and conditions, including whether the Company is required to undertake ongoing activities that significantly affect the underlying intellectual property. Changes in these judgments could have a significant impact on the amount and timing of revenue recognized.

The principal considerations for our determination that revenue recognition related to patent and intellectual property licensing is a critical audit matter were the judgment required to evaluate management’s identification of performance obligations, assessment of the nature of patent licenses, and determination of the appropriate timing of revenue recognition, as well as the extent of auditor effort required to evaluate the related audit evidence.

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included obtaining an understanding of the design of controls over the revenue recognition process, including controls related to contract review and identification of performance obligations. Our procedures also included, among others, reviewing and evaluating a sample of patent and intellectual property license agreements, assessing management’s conclusions regarding whether the licenses represent right-to-use or right-to-access arrangements, and evaluating the timing of revenue recognition based on the contractual terms. In addition, we evaluated audit evidence supporting the existence of enforceable contracts and assessed factors relevant to collectability, including contractual payment terms and customer-specific information, to determine whether revenue was recognized in accordance with ASC 606.

/s/ BPM LLP

We have served as the Company’ s auditor since 2016.

San Jose, California

March 18, 2026

DATAVAULT AI INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$2,004	$3,330
Accounts receivable	888	349
Related party receivable	30,000	—
Unbilled accounts receivable	1,705	—
Inventories	636	1,618
Crypto assets	92,222	—
Deferred offering costs	5,500	—
Prepaid software license, current	7,759	—
Prepaid expenses and other current assets	2,159	1,142
Total current assets	142,873	6,439
Property and equipment, net	606	58
Intangible assets	94,816	92,575
Goodwill	19,135	—
Prepaid software license, noncurrent	6,956	—
Investment in non-marketable securities	4,300	—
Deposit for business combination	1,000	1,000
Other assets	5,018	553
Total assets	$274,704	$100,625

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,832	$2,779
Accrued liabilities	11,002	1,334
Due to related party	98	—
Short-term convertible note payable, related party	3,936	—
Short-term promissory notes	1,013	—
Total current liabilities	26,881	4,113
Convertible note payable, net, related party, net of current	—	9,569
Convertible notes	5,917	—
Warrant liabilities	9	664
Other liabilities	3,923	553
Total liabilities	36,730	14,899

Stockholders’ Equity:
Common stock, par value $0.0001; 2,000,000,000 shares authorized; 573,438,153 and 52,034,060 shares issued and outstanding as of December 31, 2025 and 2024, respectively	59	5
Additional paid-in capital	615,360	384,172
Accumulated deficit	(377,445)	(298,451)
Total stockholders’ equity	237,974	85,726
Total liabilities and stockholders’ equity	$274,704	$100,625

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

DATAVAULT AI INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2025 and 2024

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024

Patent license revenue from related parties	$30,000	$2,674
Live event production revenue	5,906	—
Consumer audio products, components, and other revenue, net	3,183	—
Total net revenue	39,089	2,674

Cost of revenue, patent license	810	—
Cost of revenue, live events	6,223	—
Cost of revenue, consumer audio products, components, and other	1,656	2,298
Total cost of net revenue	8,689	2,298
Gross profit	30,400	376

Operating Expenses:
Research and development	16,498	7,818
Sales and marketing	11,279	3,974
General and administrative	35,098	9,722
Total operating expenses	62,875	21,514
Loss from operations	(32,475)	(21,138)

Interest expense, net	(19,982)	(1,272)
Change in fair value of convertible notes	(20,605)	—
Change in fair value of convertible note to related party	97	—
Change in fair value of warrant liability	19	(29,120)
Loss on debt extinguishment	(5,804)	—
Other expense, net	(239)	121
Loss before provision for income taxes	(78,989)	(51,409)
Provision for income tax expense	5	—
Net loss	(78,994)	(51,409)
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	(5,842)
Deemed dividend on issuance of common stock and warrants issued in connection with amendments to warrants to purchase common stock	$—	(10,475)
Net loss attributable to common stockholders	$(78,994)	$(67,726)
Net loss per common share - basic and diluted	$(0.52)	$(16.14)
Weighted average number of common shares used in computing net loss per common share	152,579,525	4,197,284

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

DATAVAULT AI INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2025 and 2024

(in thousands, except share data)

							Total
	Convertible Redeemable Preferred Stock		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2023	38,335	$247	222,380	$1	$241,884	$(247,042)	$(5,157)
Stock-based compensation	—	—	1,233,683	—	2,536	—	2,536
Restricted stock awards cancelled	—	—	(3,941)	—	—	—	—
Issuance of common stock in connection with warrant amendment	—	—	887,356	—	—	—	—
Issuance of common stock in connection with warrant exercise	—	—	5,456,986	—	7,794	—	7,794
Issuance of common stock and warrants, net of offering costs	—	—	2,466,583	—	8,756	—	8,756
Issuance of Series B preferred stock in connection with warrant exercise, net of discounts	29,322	386	—	—	—	—	—
Issuance of common stock in connection with conversion of Series B preferred stock	(5,000)	(325)	8,038	—	325	—	325
Deemed dividend on conversion of Series B preferred for common stock and repurchase of Series B preferred stock	—	5,842	—	—	(5,842)	—	(5,842)
Repurchase of Series B preferred stock and Series B preferred stock warrants	(62,657)	(6,266)	—	—	824	—	824
Issuance of common stock, pre-funded units and warrants, net of offering costs	—	—	1,442,518	—	4,210	—	4,210
Issuance of common stock in connection with reverse split rounding-up for fractional shares	—	—	84,254	—	—	—	—
Issuance of common stock to vendors	—	—	236,203	—	600	—	600
Issuance of common stock in connection with the acquisition of intangible assets	—	—	40,000,000	4	81,995	—	81,999
Conversion of liability warrants to equity warrants	—	—	—	—	41,851	—	41,851
Warrants classified to liability	—	—	—	—	(645)	—	(645)
Cumulative effect of ASU 2020-06 adoption	—	116	—	—	(116)	—	(116)
Net loss	—	—	—	—	—	(51,409)	(51,409)
Balance as of December 31, 2024	—	$—	52,034,060	$5	$384,172	$(298,451)	$85,726
Stock-based compensation	—	—	25,127,867	3	6,259	—	6,262
Issuance of common stock with February Offering	—	—	4,757,126	—	4,859	—	4,859
Issuance of common stock in connection with warrant exercise	—	—	6,493,036	1	—	—	1
Conversion of liability warrants to equity warrants	—	—	—	—	15	—	15
Issuance of common stock with NYIAX transaction	—	—	5,530,000	1	4,894	—	4,895
Issuance of warrants with the 2025 Notes	—	—	—	—	16,657	—	16,657
Issuance of common stock for the acquisition of CSI	—	—	10,600,000	1	10,281	—	10,282
Equity issuance costs	—	—	—	—	(1,123)	—	(1,123)
Issuance of common stock for 10% note conversions	—	—	128,417,192	13	47,941	—	47,954
Issuance of common stock and prefunded warrant shares in connection with Scilex Investment	—	—	278,914,094	28	117,636	—	117,664
Issuance of common stock in connection with DV Convertible Note conversion	—	—	10,000,000	1	3,099	—	3,100
Issuance of common stock for the acquisition of intangible assets	—	—	5,500,000	1	3,484	—	3,485
Exchange of warrants for common stock with the 10% note extinguishment	—	—	30,738,449	3	3,662	—	3,665
Issuance of common stock for October Purchase Agreement	—	—	5,725,907	1	2,499	—	2,500
Issuance of common stock for CSI Notes conversions	—	—	4,569,822	—	5,210	—	5,210
Issuance of common stock with July Offering	—	—	30,600	—	23	—	23
Issuance of common stock for waiver shares	—	—	5,000,000	1	5,448	—	5,449
Other equity issuances	—	—	—	—	344	—	344
Net loss	—	—	—	—	—	(78,994)	(78,994)
Balance as of December 31, 2025	—	—	573,438,153	$59	$615,360	$(377,445)	$237,974

Note: Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-150 reverse stock split effected in April 2024, as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

DATAVAULT AI INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025 and 2024

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(78,994)	$(51,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,259	2,976
Depreciation and amortization	10,338	70
Amortization of debt discounts and paid-in-kind interest	1,729	1,260
Change in fair value of 10% convertible notes	20,604	—
Fair value remeasurement of crypto assets	(171)	—
Loss on sale of crypto assets	567	—
Fair value of equity warrants in interest expense	16,657	—
NYIAX	595	—
Loss reserve	925	—
Debt Extinguishment	5,804	—
Change in fair value of warrant liability	(19)	29,120
Changes in operating assets and liabilities:
Accounts receivable	(539)	(55)
Related party receivable	(30,000)	—
Unbilled accounts receivable	(1,411)	—
Inventories	1,145	1,119
Crypto assets	10,272	—
Prepaid expenses and other current assets	(1,025)	(349)
Prepaid software	(2,319)	—
Other assets	(3,752)	93
Accounts payable	7,438	(228)
Due to related party	2,448	—
Accrued liabilities	7,221	(41)
Other liabilities	2,618	(82)
Net cash used in operating activities	(23,610)	(17,526)

Cash flows from investing activities:
Issuance of note receivable	—	(423)
Deposit for business combination	(1,000)	(1,000)
Payments for business acquisition	(6,500)	—
Purchases of property and equipment	(380)	(35)
Purchases of intangible assets	—	(99)
Net cash used in investing activities	(7,880)	(1,557)

Cash flows from financing activities:
Proceeds from issuance of notes payable	27,533	—
Proceeds from issuance of common stock, net of offering costs	4,763	—
Proceeds from issuance of common stock in connection with warrant exercise	—	8,063
Proceeds from issuance of common stock, prefunded warrants and warrants, net of issuance costs	—	19,558
Proceeds from issuance of short-term loan, net of issuance costs	—	600
Proceeds from exercise of warrants	—	714
Repurchase of Series B preferred stock	—	(6,266)
Repurchase of short term loan	—	(667)
Issuance of securities in Big Lake transaction	2,500	—
Repayment of convertible note payable, related party	(2,943)	—
Payments on short-term debt	(1,316)	—
Other equity issuances	250	—
Repurchase of common stock warrants	(623)	—
Net cash provided by financing activities	30,164	22,002
Net decrease in cash and cash equivalents	(1,326)	2,919
Cash and cash equivalents as of beginning of period	3,330	411
Cash and cash equivalents as of end of period	$2,004	$3,330

Supplemental disclosure of cash flow information:
Cash paid for interest	$874	$274
Cash paid for income taxes	$4	$4

Noncash Investing and Financing Activities:
Reclassification of liability warrants to equity warrants	$—	$41,851
Issuance of warrant liability in connection with financing	$—	$8,701
Deemed dividend on conversion of Series B preferred stock and repurchase of Series B preferred stock	$—	$5,842
Derecognition of Series B preferred stock liability warrants	$—	$824
Issuance of stock-based compensation to vendors	$—	$600
Warrant exercise in connection with loan settlement	$—	$333
Issuance of common stock in connection with Series B preferred stock	$—	$325
Unpaid financings issuance costs	$—	$269
Issuance of common stock and convertible note payable in connection with the acquisition of intangible assets	$—	$92,000
Unpaid intangible assets acquisition costs	$—	$476
Cashless exercise of warrants	$—	$587
Reclassification of equity warrants to liability warrants	$—	$645
Cumulative effect of adoption of ASU 2020-06	$—	$116
Common Stock issued in exchange for crypto assets	$117,664	$—
EOS Note payable conversion to common stock	$3,100	$—
Convertible notes issued for CSI acquisition	$9,718	$—
Non cash common shares issued in CSI acquisition	$10,282	$—
Issuance of common stock to NYIAX	$4,895	$—
Issuance of warrants with the 2025 Notes	$16,657	$—
Issuance of common stock for CSI notes conversion	$5,209	$—
Issuance of common stock with the 10% note conversions	$47,960	$—
Issuance of common stock for waiver shares	$5,449	$—
Common stock issued for intangibles	3,485	—

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

On May 20, 2025, the Company completed its previously announced asset purchase of technology assets, customer contracts, trademarks, and other intellectual property (collectively, the “CSI Acquired Assets”) from CompuSystems, Inc. (“CSI”). CSI is a provider of registration, data analytics, and lead management services for live events, offering customer support to clients in the trade, association, corporate, and government event markets. The results of operations of CSI are included in the audited condensed consolidated financial statements of the Company for the year ended December 31, 2025 since the date of acquisition. Following the acquisition, the Company began operating the CSI Acquired Assets under the brand name “Event Citadel.”

NASDAQ Compliance

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

1.	Business and Summary of Significant Accounting Policies, continued

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

Third Bid Price Deficiency

On February 24, 2026, we received a letter from Nasdaq notifying us that, because the closing bid price for our shares of common stock had been below $1.00 per share for 30 consecutive business days, we were no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq. Rule 5550(a)(2) of Nasdaq’s Marketplace Rules (the “Nasdaq Rules”) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) and Rule 5810(c)(3)(A) of the Nasdaq Rules provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

Pursuant to Rule 5810(c)(3)(A) of the Nasdaq Rules, we have been provided an initial compliance period of 180 calendar days, or until August 24, 2026, to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance with the Minimum Bid Price Requirement by August 24, 2026, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq, with the exception of the Minimum Bid Price Requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Common Stock will be subject to delisting from the Nasdaq Capital Market.

Reverse Stock Split

April 2024 Reverse Stock Split

On April 4, 2024, the Company’s board of directors approved a 1-for-150 reverse stock split (the “April 2024 Reverse Stock Split”) of our outstanding shares of common stock and authorized the filing of a certificate of amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect the April 2024 Reverse Stock Split. On April 12, 2024, the April 2024 Reverse Stock Split was effected and the consolidated financial statements have been retroactively adjusted. All common stock share numbers, warrants to purchase common stock, prices and exercise prices have been retroactively adjusted to reflect the April 2024 Reverse Stock Split. The common stock began trading on a split-adjusted basis at the start of trading on April 15, 2024. Unless otherwise indicated, the information presented in this Report gives effect to the April 2024 Reverse Stock Split.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, crypto assets, and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts at one financial institution. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s crypto assets are held with Biconomy which is a Chinese based crypto custodian.

The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of December 31, 2025 and December 31, 2024, there was no allowance for credit losses. As of December 31, 2025, the Company had two customers accounting for 65% and 32% of accounts receivable. As of December 31, 2024, the Company had three customers accounting for 68%, 12% and 11% of accounts receivable. The Company had two customers accounting for 51% and 26% of its total net revenue for the year ended December 31, 2025. The Company had four customers accounting for 29%, 19%, 18% and 10% of its total net revenue for the year ended December 31, 2024.

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

The Company also generates revenue through the licensing of its proprietary intellectual property and through the provision of live event and media-related services. Revenue derived from intellectual property licensing arrangements may be concentrated among a limited number of counterparties and is subject to risks including the licensee’s ability to commercialize the underlying technology, maintain sufficient funding, and comply with contractual payment terms. Additionally, certain licensing arrangements may include variable consideration or milestone-based payments, which could impact the timing and amount of revenue recognized.

1.	Business and Summary of Significant Accounting Policies, continued

Revenue from the Company’s live event and media services business is dependent on the successful execution of events, customer demand, and the continuation of relationships with key customers and partners. This line of business may be subject to seasonality, event timing, and external factors such as economic conditions, venue availability, and potential disruptions to scheduled events. The Company may also rely on a limited number of significant customers within this segment, which could result in revenue concentration and variability in operating results from period to period.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoice amount and are generally not interest bearing. The Company reviews its trade receivables aging to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends and changes to customers’ financial conditions. As of December 31, 2025 and 2024, there was no allowance for credit losses.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The carrying value of the Company’s borrowings and capital lease liabilities approximates fair value based upon borrowing rates currently available to the Company for loans and capital leases with similar terms. The Company’s Convertible note payable, Warrant liability, Crypto assets, and NYIAX Investment are the only financial instruments that are adjusted to fair value on a recurring basis.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. In the event that an offering is terminated, deferred offering costs will be expensed. As of December 31, 2025 and 2024, the Company had capitalized $5.5 million and $0, respectively, of deferred offering costs.

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

1.	Business and Summary of Significant Accounting Policies, continued

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

Patent and Intellectual Property Licensing

Revenues generated from patent and intellectual property licensing arrangements are derived from granting customers rights to use the Company’s patented technologies and related intellectual property. The Company evaluates each arrangement to determine whether the license represents (i) a right-to-use intellectual property at a point in time or (ii) a right-to-access intellectual property over time in accordance with ASC 606-10-55-58 through 55-64.

Licenses that provide customers with a right-to-use functional intellectual property, where the underlying intellectual property is not expected to be significantly modified or enhanced by the Company during the license term, are recognized at a point in time when control of the license transfers to the customer. Control generally transfers upon execution of the agreement in which the customer can use and benefit from the intellectual property.

Licenses that require the Company to undertake ongoing activities that significantly affect the intellectual property are accounted for as right-to-access licenses and revenue is recognized over time as the performance obligation is satisfied.

Certain arrangements include fixed upfront license fees, sales-based or usage-based royalties, or a combination of both. Fixed consideration is recognized in accordance with the timing of the underlying license (point in time or over time). Sales-based or usage-based royalties promised in exchange for a license of intellectual property are recognized in the period in which the subsequent sales or usage occurs in accordance with the sales- or usage-based royalty exception under ASC 606-10-55-65.

During the years ended December 31, 2025 and 2024, net revenue consisted of the following:

	For The Year Ended December 31,
(in thousands)	2025	2024
Components	$2,622	$2,112
Consumer Audio Products	270	562
Software	291	—
Patent License – Related Parties	30,000	—
Live Events	5,906	—
Total Net Revenue	$39,089	$2,674

1.	Business and Summary of Significant Accounting Policies, continued

Contract Balances

The Company receives payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials as well as for Live Events. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when the Company has a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. The Company has $1.7 million and $0.1 million of contract assets as of December 31, 2025 and December 31, 2024, respectively, which are recorded in the current assets section on the consolidated balance sheets. The Company expects to collect 100% of the contract assets as of December 31, 2025 in the next twelve months. During the twelve months ended December 31, 2025, the Company recognized $0.1 million of revenue from contract liabilities that were included in accrued liabilities on the consolidated balance sheets as of December 31, 2024.

	December 31,	December 31,
	2025	2024
Contract Liabilities	$1,883	$174

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

1.	Business and Summary of Significant Accounting Policies, continued

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

We do not hold crypto assets for long-term investment, speculative, or collateral purposes, and we do not engage in trading activities involving crypto assets. Our crypto asset holdings are considered less liquid than cash and cash equivalents and may not serve as an equivalent source of liquidity during periods of market stress.

Research and Development

Research and development costs are charged to operations as incurred and include salaries, consulting expenses and an allocation of facility costs.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the years ended December 31, 2025 and 2024 are $0.5 million and $0.7 million respectively.

Comprehensive Loss

Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the years ended December 31, 2025 and 2024, the Company’s comprehensive loss is the same as its net loss.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the consolidated statements of operations in other expense, net and were not material for the years ended December 31, 2025 and 2024.

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

For the year ended December 31, 2025, warrants to purchase 18,011 shares of common stock, 1,050,000 shares of restricted stock and 14 shares underlying restricted stock units, have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

1.	Business and Summary of Significant Accounting Policies, continued

For the year ended December 31, 2024, warrants to purchase 13,534,334 shares of common stock, 1,027,367 shares of restricted stock, 64,183 shares of restricted stock issued under an inducement grant, and 14 shares underlying restricted stock units, have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of December 31, 2025 and 2024. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2025 and 2024, the Company recognized no interest and penalties.

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

At December 31, 2025, the balance of capitalized costs to fulfill contracts was $0.3 million all of which is classified as a current asset. For the year ended December 31, 2025, the Company recognized $0.5 million of amortization related to capitalized contract fulfillment costs. No impairment losses were recognized during the period.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities. Furthermore, the update improves disclosures used to assess income tax information that affects cash flow forecasts and capital allocation decisions. The update is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis but does not impact interim financial statements. The Company has adopted this standard as of January 1, 2025 prospectively and the adoption did not have a material impact on its consolidated financial statements.

1.	Business and Summary of Significant Accounting Policies, continued

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

In March 2025, the FASB issued ASU 2025-02, which amended ASC 450-10-S99-1 to remove the text of SAB Topic 5.FF, “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Its Platform Users.” The amendment reflects the SEC staff’s issuance of SAB 122, which rescinded SAB 121 in January 2025. The adoption of ASU 2025-02 did not have a material impact on the Company’s consolidated financial statements.

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

2.	Liquidity

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business.

The Company has incurred net operating losses since inception and reported net cash used in operating activities of approximately $23.6 million for the year ended December 31, 2025. As of December 31, 2025, the Company had cash and cash equivalents of approximately $2.0 million and digital assets, consisting primarily of Bitcoin, with a fair value of approximately $92.2 million. The Company’s digital assets are company-owned, unrestricted, and classified as current assets.

Based on the Company’s current liquidity position and historical operating cash usage, management believes the Company has sufficient liquidity to meet its obligations as they become due for at least the next twelve months from the issuance date of these consolidated financial statements.

The fair value of digital assets is subject to market volatility; however, such assets are actively traded and may be liquidated, if necessary, to support operating needs. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated for the twelve-month period following the issuance date of these consolidated financial statements.

3.	Business Combination and Asset Purchase

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

3.	Business Combination and Asset Purchase, continued

Cash of $7.5 million includes initial cash paid of $1.0 million as Exclusivity Fee in December 2024, $1.0 million Break-up Fee paid in January 2025, and cash paid at closing in May 2025 amounting to $5.5 million.

The final purchase price and the allocation of the purchase price to the assets acquired and liabilities assumed are as follows:

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

The results of operations of CSI are included in the consolidated financial statements of the Company for the year ended December 31, 2025 since the date of acquisition. The goodwill recorded in the CSI acquisition is not deductible for tax purposes. Transaction related expenses were $0.5 million for the year ended December 31, 2025 and are included in general and administrative expenses in the condensed consolidated statements of operations.

Other Intangible Asset Acquisitions

For the year ended December 31, 2025, the Company acquired additional patents for an aggregate fair value of $3.5 million and a useful life of 10 years, based on expected future economic benefit, in exchange for the issuance of 5,500,000 shares of common stock. The Company recorded amortization expense of $0.2 million for the year ended December 31, 2025.

EOS Holdings Asset Acquisition

On December 31, 2024 (the “DV Closing Date”), the Company completed its asset purchase of information technology assets, certain patents and trademarks (collectively, the “Acquired Assets”) from EOS Technology Holdings Inc. (“EOS Holdings”). At the closing (the “DV Closing”), pursuant to the asset purchase agreement, by and between the Company and EOS Holdings, dated as of September 4, 2024, and as amended on November 14, 2024, and as further amended from time to time (the “Asset Purchase Agreement”), the Company acquired the Acquired Assets for an aggregate purchase price of $92 million consisting of (i) $10 million paid in the form of a promissory note issued by the Company to EOS Holdings (the “DV Convertible Note”), (ii) 40,000,000 shares (the “Closing Stock Consideration”) of validly issued, fully paid and nonassessable shares of restricted common stock of the Company, par value $0.0001 per share with an aggregate fair value of $82 million based on the closing stock price of the Company on December 31, 2024. EOS Holdings is considered a related party as of the DV Closing. See Note 11 Related Parties for further details.

3.	Business Combination and Asset Purchase, continued

Second Asset Purchase Agreement Amendment

In connection with but prior to the DV Closing, on December 31, 2024, the Company and EOS Holdings entered into a second amendment to the Asset Purchase Agreement (the “Second Asset Purchase Agreement Amendment”). Pursuant to the Second Asset Purchase Agreement Amendment, among other things, the parties agreed to enter into an earnout agreement (the “Earnout Agreement”) instead of a royalty agreement as set forth in the Asset Purchase Agreement, and the parties agreed that EOS Holdings will only appoint one director at the DV Closing to the Company’s board of directors, and EOS Holdings will have the right to appoint one other director within ninety (90) days after the DV Closing. The parties also agreed that EOS Holdings will transfer at least eighty-one percent (81%) of the Closing Stock Consideration to its stockholders, and neither EOS Holdings nor any of its stockholders will own in excess of 19.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of the Closing Stock Consideration. Pursuant to the Second Asset Purchase Agreement Amendment, EOS Holdings agreed to file a Certificate of Amendment with the Secretary of State of the State of Delaware to change its company name, and the Company agreed to file a registration statement providing for the resale by EOS Holdings of the 3,999,911 shares of common stock issued as part of the Closing Stock Consideration. The Company is required to cause such registration statement to become effective by April 15, 2025. The Company and EOS Holdings further agreed that the Company may only amend, supplement or otherwise modify the transaction documents with approval of the disinterested members of the Company’s board of directors. The parties also updated the schedules describing the transferred assets and transferred liabilities.

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

For the year ended December 31, 2025, the Company accrued $0.8 million in expense related to the Earnout Agreement. No payments or accruals were made for the year ended December 31, 2024.

The Company accounted for the Asset Purchase Agreement as of the closing date of December 31, 2024 as an asset purchase in accordance with ASC 805, Business Combinations (the “Screen Test”). As such, the aggregate consideration of $92 million plus capitalized fees of $0.7 million were recorded to the intangible assets acquired of patents and trademarks for $90.3 million and $2.4 million, respectively, with useful weighted average remaining lives of ten years in each case. Amortization expense related to intangible assets was approximately $9.3 million and $0 for the years ended December 31, 2025 and 2024, respectively.

4.	Balance Sheet Components

Inventories (in thousands):

	December 31,
	2025	2024

Raw materials	$129	$392
Work in progress	67	137
Finished goods	440	1,089
Total inventories	$636	$1,618

4.	Balance Sheet Components, continued

Property and equipment, net (in thousands):

	December 31,
	2025	2024

Machinery and equipment	$1,825	$773
Tooling	3	14
Furniture and fixtures	114	—
Leasehold improvements	280	—
	2,222	787
Less: Accumulated depreciation and amortization	(1,616)	(729)
Property and equipment, net	$606	$58

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was approximately $10.3 million and $70,000, respectively.

As of December 31, 2025, the future amortization of the intangibles acquired is as follows:

December 31, 2025
2026	$10,926
2027	10,926
2028	10,926
2029	10,496
2030	10,223
Thereafter	41,319
Total future amortization	$94,816

Intangible assets, net consisted of the following at December 31, 2025:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$93,789	$(9,190)	$84,599
Trade names and trademarks	3,288	(294)	2,994
Customer relationships	5,160	(315)	4,845
Internal use technology	2,810	(432)	2,378
	$105,047	$(10,231)	$94,816

Intangible assets, net consisted of the following at December 31, 2024:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patents	$90,191	$—	$90,191
Trade names and trademarks	2,384	—	2,384
	$92,575	$—	$92,575

Notes Receivable

On April 9, 2025, the Company advanced $0.5 million to NYIAX as part of the NYIAX transaction described in Note 10 Commitments and Contingencies. The Company derecognized the asset due to probability of non-payment and expensed to research and development in the consolidated statement of operations for the year ended December 31, 2025.

4.	Balance Sheet Components, continued

On June 13, 2024, the Company entered into a Senior Secured Promissory Note and Security Agreement (the “Promissory Note and Security Agreement”) with EOS Holdings (the “Borrower”). Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $0.2 million (the “June 2024 Note”). The June 2024 Note matures on October 11, 2024. Borrowings under the June 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. On October 23, 2024, the Borrower and the Company agreed to amend the June 2024 Note maturity date to January 31, 2025. On December 31, 2024, the Borrower and the Company agreed to amend the December 2024 Note maturity date to the latter of the maturity date of the DV Convertible Note of December 31, 2027 or a qualified subsequent financing under the DV Convertible Note Amendment Agreement (as defined below).

On August 7, 2024, the Company entered into a second Promissory Note and Security Agreement with the Borrower. Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $0.1 million (the “August 2024 Note”). The August 2024 Note matures on December 5, 2024. Borrowings under the August 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. On October 23, 2024, the Borrower and the Company agreed to amend the August 2024 Note maturity date to January 31, 2025. On December 31, 2024, the Borrower and the Company agreed to amend the December 2024 Note maturity date to the latter of the maturity date of the DV Convertible Note of December 31, 2027 or a qualified subsequent financing as determined under the DV Convertible Note Amendment Agreement.

On September 23, 2024, the Company entered into a third Promissory Note and Security Agreement with the Borrower. Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $73,485 (the “September 2024 Note”). The September 2024 Note matures on December 5, 2024. Borrowings under the September 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. On October 23, 2024, the Borrower and the Company agreed to amend the September 2024 Note maturity date to January 31, 2025. On December 31, 2024, the Borrower and the Company agreed to amend the December 2024 Note maturity date to the latter of the maturity date of the DV Convertible Note of December 31, 2027 or a qualified subsequent financing as determined under the DV Convertible Note Amendment Agreement.

On December 23, 2024, the Company entered into a fourth Promissory Note and Security Agreement with the Borrower. Pursuant to the Promissory Note and Security Agreement, the Company agreed to provide the Borrower with a term loan in the principal amount of $0.1 million (the “December 2024 Note”). The December 2024 Note matures on January 31, 2025. Borrowings under the December 2024 Note bear interest at a rate per annum equal to 5.12%. On the maturity date, subject to any extension, the Borrower will be obligated to make a payment equal to all unpaid principal and accrued interest. On December 31, 2024, the Borrower and the Company agreed to amend the December 2024 Note maturity date to the latter of the maturity date of the DV Convertible Note of December 31, 2027 or a qualified subsequent financing as determined under the DV Convertible Note Amendment Agreement.

The above notes receivable were netted on the consolidated balance sheet in “convertible note payable, net related party” as there is a right of offset included in the DV Convertible Note and the four amended note receivable agreements above. On February 14, 2025, $0.1 million was paid off as a result of the February 2025 Offering (defined below) in which a portion of proceeds in the 2025 Offering (defined below) were used to satisfy principal on the note receivables from EOS Holdings. The proceeds from the financings in April 2025 and May 2025 (See Note 5 for details on the 2025 Offerings) were netted with the note receivable balance for the year ended December 31, 2025 and as a result the balance is no longer outstanding as of December 31, 2025.

At December 31, 2025, the Company had recognized approximately $5 thousand of interest income on the notes receivable.

4.	Balance Sheet Components, continued

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

On October 28, 2025, the Company entered into a Stock Purchase Agreement (the “API Purchase Agreement”) with API Media Innovations Inc. (“API Media”) and its shareholders, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of API Media for total consideration of $14.0 million, subject to the terms and conditions of the agreement.

In connection with the execution of the API Purchase Agreement, the Company paid a non-refundable cash deposit of $1.0 million (the “Deposit”) to the sellers. The Deposit will be credited against the purchase price at closing. If the Company fails to close the transaction on or before the contractual drop-dead date (other than as a result of the sellers’ breach), the Deposit will not be credited toward the purchase price.

As of December 31, 2025, the API acquisition has not closed, and the $1.0 million Deposit is recorded as an acquisition deposit within other assets on the consolidated balance sheet.

Accrued liabilities (in thousands):

	December 31,
	2025	2024

Accrued vacation	$459	$407
Accrued audit fees	332	224
Accrued compensation	3,448	217
Customer advances	1,883	171
Accrued other	1,480	209
Accrued escrow liability	2,550	—
Accrued interest	210	—
Accrued lease liability, current portion	640	106
Total accrued liabilities	$11,002	$1,334

5.	Borrowings

January 2024 Short-Term Loan Agreement

On January 19, 2024, the Company issued promissory notes in the aggregate principal amount of $1.0 million (the “January 2024 Promissory Notes”) and common stock purchase warrants to purchase up to an aggregate of 66,665 shares (the “January 2024 Warrant Shares”) of the Company’s common stock, at an initial exercise price of $22.23 per share with four accredited investors (each an “Investor” and together the “Investors”). In connection with the January 2024 Promissory Notes, the Company received gross proceeds of $0.6 million, before fees and other expenses associated with the transaction.

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

5.	Borrowings, continued

Between the dates of January 26, 2024 and February 2, 2024, the January 2024 Promissory Notes were repaid in full following the exercise of certain of the Company’s Series B Preferred Stock purchase warrants for a total of 29,322 shares of Series B Preferred Stock. The 2024 Promissory Notes were settled via the payment of $0.7 million in cash and a $0.3 million offset to the amount due by one of the investors from the exercise of 9,322 Series B Preferred Stock purchase warrants.

In connection with the issuance of the January 2024 Warrant Shares (see Note 6 – Fair Value Measurements), the fair value of the warrants and the original issue discount for interest were recorded as debt discounts totaling $1.3 million. The debt discounts were to be amortized to interest expense over the respective term using the effective interest method. In connection with the full repayment of the January 2024 Promissory Notes, the Company recognized $1.3 million of interest expense in the year ended December 31, 2024.

DV Convertible Note

In connection with the DV Closing at December 31, 2024, the Company issued the DV Convertible Note in a principal amount of $10.0 million due on the third anniversary of the DV Closing. The Company agreed to pay interest to EOS Holdings on the aggregate unconverted and then outstanding principal amount of the note at the rate of five and twelve hundredths percent (5.12%) per annum, accruing from the DV Closing.

The DV Convertible Note can be converted at EOS Holdings’ option, partially or entirely, into shares of common stock, any time after the maturity date until the DV Convertible Note is fully paid off. The DV Convertible Note uses a conversion price equaling to seventy-five percent (75%) of the average VWAP (as defined in the DV Convertible Note) during the ten (10) consecutive trading days ending on the trading day that is immediately prior to the conversion date subject to a floor price of $1.116 per share. At EOS Holdings’ sole discretion, upon a change of control (as defined in the DV Convertible Note), (i) the Company shall cause any successor entity to assume in writing all of the obligations of the Company under the DV Convertible Note, (ii) pay or cause to be paid to EOS Holdings the EOS Holdings Note Balance (as defined below) in cash, or (iii) pay, at the closing of such change of control, in full satisfaction of the Company’s obligations under the DV Convertible Note, an amount in cash or equivalent common stock to the amount EOS Holdings would have been paid if it had converted the entire balance outstanding under the DV Convertible Note into shares of common stock immediately prior to such closing, at the conversion price.

The parties agreed that the Company may apply up to 25% of the amount of any payment to be made to EOS Holdings pursuant to the DV Convertible Note towards satisfaction of the amount, if any, owed by EOS Holdings to the Company under those certain senior secured promissory notes, dated June 13, 2024, August 7, 2024, September 23, 2024, and December 23, 2024 (collectively, the “Secured Notes” and the outstanding amount under the Secured Notes, collectively, the “EOS Holdings Note Balance”). The EOS Holdings Note Balance on the maturity date will be automatically reduced by the amount of the EOS Holdings Note Balance.

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

The Company elected the fair value method for the DV Convertible Note on issuance of December 31, 2024 due to the embedded derivatives identified within the agreement requiring recurring fair value measurements. The note is valued using level 3 inputs. See Note 6, Fair Value Measurements for further information on inputs.

5.	Borrowings, continued

On February 14, 2025, the Company paid a portion of principal and interest of $0.4 million, net, as a result of the February 2025 Public Offering (defined below in Note 7). On April 2, 2025 and May 20, 2025 in connection with the transactions contemplated by the Q2 2025 Purchase Agreement (as defined below), the Company paid an aggregate of $0.7 million in principal balance. On August 6, 2025, in connection with the transactions contemplated by the Q3 2025 Purchase Agreement (as defined below), the Company paid $0.3 million, on September 26, 2025 the Company paid $0.7 million, and in October 2025 through December 2025 the Company paid $0.8 million. For the year ended December 31, 2025, the Company paid an aggregate of $3.3 million in principal and cash payments of $2.9 million and through offsetting against the note receivable of $0.4 million. No payments were made for the year ended December 31, 2024. See Note 6 fair value measurements for further disclosures.

On September 7, 2025 the Company extinguished a portion of the principal and interest of $3.2 million in an Amendment and Conversion Agreement with EOS Holdings for 10,000,000 shares (the “DV Convertible Note Amendment Agreement”). The balance as of December 31, 2025 and December 31, 2024 was $3.9 million and $10.0 million. The fair value was $3.9 million as of December 31, 2025.

The DV Convertible Note is presented as a current liability as of December 31, 2025 because the note was settled in cash in January 2026. Accordingly, the Company classified the outstanding balance as current at December 31, 2025. See Note 13 – Subsequent Events for additional information regarding the settlement of the DV Convertible Note subsequent to year end.

The DV Convertible Note is netted with the notes receivable from EOS Holdings in convertible notes payable on the consolidated balance sheets as of December 31, 2024 as EOS Holdings agreed to offset the outstanding balance on the DV Convertible Note with the notes receivable at maturity or at a qualifying capital raising or financing transaction noted above.

Q2 2025 Purchase Agreement

Pursuant to a securities purchase agreement dated March 31, 2025, (the “Q2 2025 Purchase Agreement”), by and among the Company and certain institutional investors on April 3 2025, the Company sold (a) in a registered direct offering, senior secured convertible notes having an aggregate principal amount of $5.5 million for an aggregate purchase price of $5.0 million and (b) in a concurrent private placement, common stock purchase warrants to purchase up to 6,448,700 shares of common stock. On May 20, 2025, in a subsequent closing under the Q2 2025 Purchase Agreement, the Company sold (i) in a registered direct offering, additional senior secured convertible notes having an aggregate principal amount of $11.1 million for an aggregate purchase price of $10.0 million and ii) in a concurrent private placement, additional common stock purchase warrants to purchase up to 12,897,401 shares of common stock All senior secured convertible notes issued pursuant to the Q2 2025 Purchase Agreement are referred to herein, collectively, as the “Q2 2025 Notes,” and all common stock purchase warrants issued pursuant to the Q2 2025 Purchase Agreement are referred to herein, collectively, as the “Q2 2025 Warrants.” The Q2 2025 Warrants meet the equity classification guidance. See note 7 for additional information.

The Company received stockholder approval for the issuance of the shares of common stock issuable upon conversion of the Q2 2025 Notes and upon exercise of the Q2 2025 Warrants and a one-time reset, at the Company’s option, of the exercise price of outstanding common stock purchase warrants held by the purchasers of the Q2 2025 Notes and the Q2 2025 Warrants that do not contain “alternative cashless exercise” features.

Pursuant to the Q2 2025 Purchase Agreement, until the date that is 18 months after the date on which the Q2 2025 Notes are no longer outstanding, the holders thereof have the right, but not the obligation, to participate in any issuance by the Company of any debt, preferred stock, shares of common stock or securities convertible into shares of common stock (a “Subsequent Financing”) up to a maximum of 65% of such Subsequent Financing on the same terms, conditions and price provided to other investors in such Subsequent Financing.

5.	Borrowings, continued

Q2 2025 Notes

The Q2 2025 Notes carry a 10% original issue discount, and mature 18 months from the date of issuance. No interest accrues during the term of the Q2 2025 Notes, unless an event of default occurs, in which case interest will accrue at a rate of 12% per annum. The obligations under these Q2 2025 Notes rank senior to all other existing indebtedness and equity of the Company. The Q2 2025 Notes are convertible at any time at the option of the holders thereof, in whole or in part, into such number of shares of the Company’s common stock at an initial conversion price equal to $1.00 per share. Alternatively, the Q2 2025 Notes are convertible at a price (the “Q2 2025 Alternate Conversion Price”) equal to the greater of (x) the amount of $0.1794 per share (the “Q2 2025 Floor Price and (y) 90% of the lowest volume weighted adjusted price of the shares of Common Stock (the “VWAP”) in the ten (10) trading days prior to the applicable conversion date.

In the event the Q2 2025 Alternate Conversion Price is lower than the Q2 2025 Floor Price, the Company is required to compensate the holders of the Q2 2025 Notes by paying them in cash an amount equal to the product obtained by multiplying (A) the VWAP on the day any applicable holder delivers a conversion notice and (B) the difference obtained by subtracting (I) the number of shares of common stock delivered (or to be delivered) to the holder on the applicable share delivery date with respect to such conversion from (II) the quotient obtained by dividing (x) the applicable conversion amount that the holder has elected to be the subject of the applicable conversion, by (y) the applicable Q2 2025 Alternate Conversion Price without being limited by the Q2 2025 Floor Price.

Under the Q2 2025 Notes, the Company is required to use up to 30% of the proceeds from future financings to redeem the Q2 2025 Notes in an amount equal to the aggregate principal amount of the Q2 2025 Notes being redeemed from such proceeds multiplied by 105%. The Q2 2025 Notes contain 4.99/9.99% beneficial ownership limitations and customary provisions regarding events of defaults and negative covenants.

The Q2 2025 Notes are secured by all of the assets of the Company pursuant to a security agreement and guaranteed by a subsidiary of the Company pursuant to a subsidiary guarantee, both of which were entered into on April 3, 2025.

The Company elected the fair value option under ASC 825 to account for the Q2 2025 Notes. Upon issuance, the Q2 2025 Notes had an estimated fair value of $23.2 million, which exceeded the $13.7 million in proceeds received, resulting in a day-one loss of $9.5 million, recorded in interest expense. The Company determined that the financing terms were reasonable given its liquidity position at the time of issuance. During the year ended December 31, 2025, the Company recognized $6.5 million of interest expense to adjust the fair value of the Q2 2025 Notes, and expensed the original issue discount of $1.7 million and issuance costs of $1.3 million within interest expense. Throughout the third and fourth quarters of 2025, holders elected to convert the Q2 2025 Notes through a series of cashless conversions. For the year ended December 31, 2025, holders converted $16.7 million of principal into 66,288,407 shares of common stock. The fair value of the Q2 2025 Notes converted was $22.4 million, and these amounts were reclassified to additional paid-in capital. The fair value measurements were based on Level 3 inputs within the fair value hierarchy.

As of December 31, 2025, all Q2 2025 Notes had been fully converted, and no balance remained outstanding.

Placement Agency Agreement

In connection with the sale and issuance of the Q2 2025 Notes the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”) on March 31, 2025 (the “Placement Agency Agreement”), pursuant to which the Placement Agent agreed to act as placement agent on a “reasonable best efforts” basis in connection with the sale and issuance of the Q2 2025 Notes in consideration of an aggregate fee equal to 8.0% of the gross proceeds raised at the April 3, 2025 closing and reimbursement of expenses in an amount up to $15,000.

In addition to similar rights previously granted to the Placement Agent, pursuant to the Placement Agency Agreement, the Company granted the Placement Agent a right of first refusal for a period of 30 days from August 22, 2025 to provide investment banking services to the Company on an exclusive basis, exercisable in the Placement Agent’s discretion. Additionally, under the Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds of any capital raising activity consummated with the initial purchasers under the Q2 2025 Purchase Agreement for a period of nine (9) months following April 3, 2025.

5.	Borrowings, continued

Q3 2025 Purchase Agreement

Pursuant to a securities purchase agreement, dated August 4, 2025 (the “Q3 2025 Purchase Agreement by and among the Company and certain institutional investors on August 6, 2025, the Company sold in a registered direct offering, (i) senior secured convertible notes having an aggregate principal amount of $6.7 million for an aggregate purchase price of $6.0 million. On September 30, 2025, in a subsequent closing under the Q3 2025 Purchase Agreement, the Company sold, in a registered direct offering, additional senior secured convertible notes having an aggregate principal amount of $6.7 million for an aggregate purchase price of $6.0 million.

All senior secured convertible notes issued pursuant to the Q3 2025 Purchase Agreement are referred to herein, collectively, as the “Q3 2025 Notes.”

The Company agreed, (i) not to offer for sale, issue, sell, contract to sell, pledge or otherwise dispose of any of shares of common stock or securities convertible into shares of common stock until 45 days after the date of each closing under the Q3 2025 Purchase Agreement, and (ii) not to issue certain securities if the issuance would constitute a variable rate transaction until no initial purchaser under the Q3 2025 Purchase Agreement holds any Q3 2025 Notes.

Until the date that is 18 months after the date on which the Q3 2025 Notes are no longer outstanding, the holders thereof have the right, but not the obligation, to participate in any issuance by the Company of any Subsequent Financing up to a maximum of 65% of such Subsequent Financing on the same terms, conditions and price provided to other investors in such Subsequent Financing.

Q3 2025 Notes

The Q3 2025 Notes carry a 10% original issue discount, and mature 18 months from the date of issuance. No interest accrues during the term of the Q3 2025 Notes, unless an event of default occurs, in which case interest will accrue at a rate of 12% per annum. The obligations under these Q3 2025 Notes rank senior to all other existing indebtedness and equity of the Company. The Q3 2025 Notes are convertible at any time at the option of the holders thereof, in whole or in part, into such number of shares of the Company’s common stock at an initial conversion price equal to $1.00 per share. Alternatively, the Q3 2025 Notes are convertible at the holder’s election, at a price (the “Q3 2025 Alternate Conversion Price”) equal to the greater of (x) the amount of $0.1019 per share (the “Q3 2025 Floor Price”) and (y) 80% of the lowest VWAP in the twenty (20) trading days prior to the applicable conversion date.

In the event the Q3 2025 Alternate Conversion Price is lower than the Q3 2025 Floor Price, the Company is required to compensate the holders of the Q3 2025 Notes by paying them in cash an amount (the “Q3 2025 Alternate Conversion Floor Amount”) equal to the product obtained by multiplying (A) the VWAP on the day any applicable holder delivers a conversion notice and (B) the difference obtained by subtracting (I) the number of shares of common stock delivered (or to be delivered) to the holder on the applicable share delivery date with respect to such Q3 2025 Alternate Conversion from (II) the quotient obtained by dividing (x) the applicable conversion amount that the holder has elected to be the subject of the applicable Q3 2025 Alternate Conversion, by (y) the applicable Q3 2025 Alternate Conversion Price without being limited by the Q3 2025 Floor Price.

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

5.	Borrowings, continued

The Company elected the fair value option under ASC 825 to account for its Q3 2025 Notes. Upon issuance, the Q3 2025 Notes had an estimated fair value of $21.6 million, which exceeded the $11.5 million in proceeds received and resulted in a day-one loss of $10.1 million, recorded in interest expense. The Company determined that the financing terms were reasonable in light of its liquidity position at the time of issuance. During the year ended December 31, 2025, the Company recognized $7.8 million of interest expense to adjust the Q3 2025 Notes to fair value. In addition, the original issue discount of $1.3 million and issuance costs of $1.0 million were expensed within interest expense. During the year ended December 31, 2025 the Q3 2025 Notes were fully converted through cashless conversions, exchanging approximately $13.3 million of principal for 62,128,785 shares of common stock. The fair value of the Notes converted during the period was $25.5 million, which was reclassified to additional paid-in capital. These fair value measurements were based on Level 3 inputs within the fair value hierarchy.

In connection with the issuance of the Q3 2025 Notes, the Company agreed to issue 30,738,449 shares of common stock in exchange for the surrender for cancellation of outstanding warrants to purchase 30,738,449 shares of common stock. The incremental change in fair value of $3.7 million, representing losses recognized in connection with the modification of the Q2 2025 Notes, is included in extinguishment expense on the consolidated statement of operations. In addition, in connection with the issuance of the Q3 2025 Notes, the Company agreed to amend the Q2 2025 Notes to reduce the Q2 2025 Alternate Conversion Price. This resulted in an incremental fair value loss of $2.1 million, representing losses recognized in connection with the modification and exchange of the Q2 2025 Notes, which is included in extinguishment expense on the consolidated statement of operations.

Bridge Financing

In September 2025 through October 2025, the Company entered into short-term financing arrangements and received gross proceeds of approximately $2.4 million. The Company incurred origination fees of $125,000 and interest charges of $0.6 million related to these financings. Of the arrangements $1.4 million of principal was fully repaid as of December 31, 2025 with a remaining balance of $1.0 million as of December 31, 2025.

CSI Convertible Notes

In connection with the CSI Asset Purchase Agreement, the Company issued the CSI Convertible Notes in an aggregate principal amount of $15.0 million, each due on the second anniversary of the closing (the “CSI Maturity Date”). The Company agreed to pay interest to CSI on the aggregate unconverted and then outstanding principal amount of the First Convertible Note and Second Convertible Note at the rate of five percent (5%) per annum, and on the aggregate unconverted and then outstanding principal amount of the Initial Convertible Note at the rate of ten percent (10%) per annum. The Company agreed to pay interest accruing from the six-month anniversary of the closing on the First Convertible Note and from the nine-month anniversary of the closing on the Second Convertible Note on the unpaid balance of such principal amount no less frequently than quarterly per calendar quarter. The payment of the accrued interest shall occur on the last business day of each calendar quarter.

If the Initial Convertible Note has not been satisfied in full within three (3) months after the Closing Date, then at CSI’s option, it shall be convertible to shares of common stock, in increments of $0.5 million, at a price of $1.14 per share. The Company shall also repay the principal amount and all accrued interest under the Initial Convertible Note in full, without a penalty, within three (3) business days after the Company raises an additional amount of capital totaling at least $15.0 million.

The First Convertible Note can be converted, partially or entirely, into shares of common stock, any time after the six-month anniversary of the closing until the First Convertible Note is fully paid off. The Second Convertible Note can be converted, partially or entirely, into shares of common stock, any time after the nine-month anniversary of the closing until the Second Convertible Note is fully paid off. The First Convertible Note and Second Convertible Note use a conversion price equaling to the average VWAP during the thirty (30) consecutive trading days ending on the trading day that is immediately prior to the conversion date subject to a floor price of $1.40 per share and ceiling price of $2.50 per share (the “Conversion Price”). The entire outstanding principal and accrued interest shall automatically be converted into shares of common stock on the CSI Maturity Date at the Conversion Price.

5.	Borrowings, continued

The Company evaluated the CSI Convertible Notes under ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires an assessment of embedded terms and features to determine whether any embedded derivatives must be bifurcated from the host contract when their economic characteristics and risks are not clearly and closely related to those of the host instrument. Based on this evaluation, the Company concluded that none of the embedded features in the CSI Convertible Notes required bifurcation or separate derivative accounting. At issuance, the CSI Convertible Notes were measured at fair value, with an aggregate initial fair value of $9.7 million (see Note 3 – Fair Value Measurements).

In December 2025, the holders of the Initial Convertible Note fully converted the note balance to 4,569,822 shares of common stock.

As of December 31, 2025, the CSI Convertible Notes had a carrying value of $5.9 million, reflecting an unamortized discount of $4.1 million. During the year ended December 31, 2025, the Company recognized discount accretion expense of $1.2 million related to the CSI Convertible Notes.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 by level within the fair value hierarchy, are as follows:

(in thousands)	December 31, 2025
		Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity investment - NYIAX	$—	$—	$4,300
Bitcoin	$92,222	$—	$—
Liabilities:
Convertible note payable	$—	$—	$3,936
Warrant liabilities	$—	$—	$9

(in thousands)	December 31, 2024
Significant
	Quoted prices	other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Convertible note payable	—	—	$10,000
Warrant liabilities	$—	$—	$664

6.	Fair Value Measurements, continued

The Company’s DV Note equaled its cash payoff value as of December 31, 2025 as the balance was paid off in cash in January 2026.

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2025 or 2024.

Warrant Liabilities

On March 26, 2024, the Company amended the terms of certain warrant agreements to remove certain exercise price reset, right to reprice and/or share adjustment provisions (“Reset Provisions”) following a reverse split, in addition to other revisions to the warrants. In April 2024, the Company effected the April 2024 Reverse Stock Split thereby removing the Reset Provisions (“Reset Amendment Effective Date”) and in accordance with provisions in certain of the warrants issued warrants to purchase an additional 5,602,693 shares of common stock. Accordingly, the Company remeasured the warrant liability for each of the amended warrants following the Reset Amendment Effective Date and recorded that amount to change in fair value of warrant liabilities with a corresponding increase to warrant liabilities. Following the Reset Amendment Effective Date, such warrants were no longer deemed to be liability warrants but were now classified as equity warrants. In connection with this reclassification, the Company reclassed approximately $41.9 million from warrant liabilities to additional paid in capital.

The following table includes a summary of changes in fair value of the Company’s warrant liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2025 and 2024. For December 31, 2025, we do not consider the fair value of the warrants to be material to the financial statements. For December 31, 2024, the fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: common stock price of $2.05; exercise price of $1.83 to $1,574; expected yield of 0.0%; expected volatility of 162.8% to 185.0%; risk-free interest rate of 4.1% to 4.3% and expected life of 2.9 to 4.4 years.

	For the year ended December 31,
(in thousands)	2025	2024

Beginning balance	$664	$5,460
Additions	—	8,701
Change in fair value	(19)	29,120
Exercise of warrant liabilities	—	(587)
Repurchase	(621)	(824)
Conversion of equity warrants to liability warrants	—	645
Conversion of liability warrants to equity warrants	(15)	(41,851)
Ending balance	$9	$664

The changes in fair value of the warrant liabilities are recorded in change in fair value of warrant liability in the consolidated statements of operations.

Convertible Notes

As described in Note 5, the Company elected the fair value option on the DV Convertible Note issued on December 31, 2024. The Company uses level 3 inputs to measure the fair value in subsequent periods. The Company recorded a $0.1 million loss on the DV Convertible Note for the year ended December 31, 2025.

As described in Note 5, the Company elected the fair value option on the Q2 2025 Notes and Q3 2025 Notes and recorded a net loss of $20.6 million year ended December 31, 2025. The Company uses level 3 inputs to measure the fair value in subsequent periods.

6.	Fair Value Measurements, continued

The following table includes a summary of changes in fair value of the Company’s convertible notes.

	For the year ended December 31,
(in thousands)	2025	2024
Beginning balance	$10,000	$—
Additions	25,557	10,000
Change in fair value recorded in interest expense	20,624	—
Amounts settled on DV note	(3,260)	—
Debt extinguishment	2,139	—
Partial conversion on DV note	(3,100)	—
Conversion of 10% notes	(48,024)	—
Ending balance	$3,936	$10,000

Fair Value of Crypto Assets

The following table summarizes Crypto assets held for operations (in thousands, except units):

	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	1,054	$92,051	$92,222

December 31, 2024
	Units	Cost Basis	Fair Value
Bitcoin	—	$—	$—

The following table provides details of the activities related to our Crypto assets for the years ended December 31, 2025 (in thousands):

	December 31, 2025
	Units	Cost Basis	Fair Value
Beginning balance	—	$—	$—
Additions	1,309	115,937	115,937
Disposals	(255)	(23,886)	(24,192)
Fair value remeasurement	—	—	477
Ending balance	1,054	$92,051	$92,222

During the year ended December 31, 2025, the Company received 1,309 Bitcoin from Scilex Holding Co., as an equity investment and sold 255 Bitcoin to Scilex Holding Co., Inc., for aggregate proceeds of $23.3 million. The Bitcoin sold had a cost basis of $23.8 million, resulting in a realized loss of $0.5 million. The sales were executed to fund the Company’s operations. Scilex Holding Co., Inc. is a related party.

For the year ended December 31, 2025, the Company recognized a fair value remeasurement gain of $0.2 million related to changes in the fair value of its Bitcoin holdings. Realized gains and losses and fair value remeasurement gains and losses from crypto assets are recorded in Other expense, net in the consolidated statements of operations.

The Company accounts for disposals of Bitcoin using the first-in, first-out (“FIFO”) method.

The Company had no Crypto asset transactions during the year ended December 31, 2024.

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity

Series B Preferred Stock, Series B Preferred Stock Warrants and Common Stock Warrants

Through various dates during the year ended December 31, 2024, holders of Series B Preferred Stock Warrants exercised their warrants into 29,322 shares of Series B Preferred Stock at an exercise price of $35.72 per share. For each exercised Series B Preferred Stock Warrant, the holder received one share of Series B Preferred Stock and one New Common Stock Warrant. Each New Common Stock Warrant entitles the holder to purchase 2 shares of common stock at an initial exercise price of $22.23 per share. Due to certain price protections included with the New Common Stock Warrants, the warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Total proceeds from the exercise of the 29,322 Series B Preferred Stock Warrants amounted to $1.0 million and the remaining fair value of the Series B Preferred Stock Warrant Liability immediately prior to the exercise of $0.6 million resulted in a total of $1.6 million recorded for the new 29,322 shares of Series B Preferred Stock, of which $1.2 million was allocated to the New Common Stock Warrants liability based on their fair value and $0.4 million was allocated to the Series B Preferred Stock using the residual method of allocation. In connection with this new issuance, the Company recorded additional discounts to the Series B Preferred Stock for the New Common Stock Warrants of $1.1 million and issuance costs of $61,000. The Company also accretes to Series B Preferred Stock, against additional paid-in-capital as a deemed dividend, for the difference between the total proceeds of $35.72 per share of Series B Preferred Stock and the full redemption price of $100 per share. The Company uses the effective interest method to calculate the accretion amount for each period.

Issuance costs of $44,000 were expensed on the date of issuance of the New Common Stock Warrants, as such warrants were recorded at fair value.

Conversion of Series B Preferred Stock

Through various dates during the year ended December 31, 2024, the holders of 5,000 shares of Series B Preferred Stock converted their shares into 8,038 shares of common stock. Unamortized discounts to the Series B Preferred Stock of $0.3 million were immediately recorded as a deemed dividend as of conversion date.

February 2024 Series B Preferred Stock and Series B Preferred Stock Warrants Repurchase

On February 13, 2024, the Company and its Series B Preferred Stock and Series B Preferred Stock Warrants holders entered into an arrangement where the Company agreed to repurchase 62,657 Series B Preferred Stock shares and 81,315 Series B Preferred Stock warrants for a total of $6.3 million. Unamortized discounts to the Series B Preferred Stock of $5.4 million were immediately recorded as a deemed dividend as of repurchase date. The remaining fair value of the Series B Preferred Stock Warrant Liability of $0.8 million was adjusted against additional paid-in-capital on repurchase date.

Other Deemed Dividends

Amortization and accretion of discounts for all Series B Preferred Stock during the year ended December 31, 2024 amounted to $0.2 million, which were also recorded as a deemed dividend to the holders of Series B Preferred Stock.

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

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Common Stock

February 2024 Issuance of Common Stock and Pre-Funded Common Stock Warrants

On February 13, 2024, the Company consummated a public offering (the “February 2024 Public Offering”) of 158,227 units (the “February Units”) and 867,373 pre-funded units (the “February Pre-Funded Units”). Each February Unit was issued at $9.75 per unit and included one share of common stock and one common stock warrant (the “February Common Warrants”) exercisable for one share of common stock at a $9.75 exercise price. Each February Pre-Funded Unit was issued at $9.735 per unit and included one pre-funded common stock warrant (the “February Pre-Funded Warrants”), exercisable for one share of common stock at an initial exercise price of $0.015 and one February Common Warrant. The gross proceeds from the issuance of the February Units and the February Pre-Funded Units were $1.5 million and $8.4 million, respectively, for total aggregate proceeds of $10 million before broker fees and related expenses of approximately $1 million. As a result of certain price protection clauses, the February Common Warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Accordingly, of the $10 million gross proceeds from the February 2024 Public Offering, an amount of $6.3 million, representing the fair value of the February Common Warrants as of the issuance date was allocated to the February Common Warrants liability, with the residual proceeds of $3.7 million allocated to the common stock and February Pre-Funded Warrants, which met the criteria for equity classification.

Of the gross broker fees and related expenses of approximately $1 million, the Company allocated $0.4 million to the issued common stock and February Pre-Funded Warrants, which were recorded as a reduction of additional paid-in-capital. The remaining issuance cost of $0.6 million was allocated to the February Common Warrants and was expensed on the date of issuance as such warrants were recorded at fair value.

March 2024 Issuance of Common Stock, Prefunded Common Stock Warrants and Common Stock Warrants

On March 26, 2024, the Company entered into a Securities Purchase Agreement with certain purchasers where the Company issued 417,833 shares of common stock, 93,342 pre-funded common stock warrants (the “March Pre-Funded Warrants”) and common stock warrants (the “March Common Warrants”) to purchase up to 511,175 shares of common stock at an initial exercise price of $6.00 per share (known in aggregate as the “March 2024 Offering”). Total proceeds per the Securities Purchase Agreement amounted to $2.3 million before broker fees and other related expenses of approximately $0.4 million. As a result of certain price protection clauses, the March Common Warrants did not meet the criteria for equity classification and thus are subject to liability treatment. Accordingly, of the $2.3 million gross proceeds from the March public offering, an amount of $1.2 million, representing the fair value of the March Common Warrants as of the issuance date was allocated to the March Common Warrants liability, with the residual proceeds of $1.1 million allocated to the common stock and March Pre-Funded Warrants, which met the criteria for equity classification.

Of the gross broker fees and related expenses of approximately $0.4 million, the Company allocated $0.2 million to the issued common stock and the March Pre-Funded Warrants, which were recorded as a reduction of additional paid-in-capital. The remaining issuance cost of $0.2 million was allocated to the March Common Warrants and was expensed on the date of issuance as such warrants were recorded at fair value.

April 2024 Issuances of Common Stock and Common Stock Warrants

On April 17, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 225,834 shares of common stock at $3.321 per share, and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 225,834 shares of common stock, at an initial exercise price of $3.196 per share (the “Initial April 2024 Registered Direct Offering and Concurrent Private Placement”). The Initial 2024 Registered Direct Offering and Concurrent Private Placement closed on April 19, 2024 and the Company received gross proceeds of approximately $0.8 million before deducting placement agent fees and other offering expenses of approximately $0.2 million.

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

On April 19, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 361,904 shares of common stock at $5.25 per share, and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 542,856 shares of common stock, at an initial exercise price of $5.06 per share (the “Second April 2024 Registered Direct Offering and Concurrent Private Placement”). The Second 2024 Registered Direct Offering and Concurrent Private Placement closed on April 23, 2024 and the Company received gross proceeds of approximately $1.9 million before deducting placement agent fees and other offering expenses of approximately $0.3 million.

On April 26, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 418,845 shares of common stock at $5.73 per share, and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 418,845 shares of common stock, at an initial exercise price of $5.60 per share (the “Third April 2024 Registered Direct Offering and Concurrent Private Placement”). The Third 2024 Registered Direct Offering and Concurrent Private Placement closed on April 30, 2024 and the Company received gross proceeds of approximately $2.4 million before deducting placement agent fees and other offering expenses of approximately $0.3 million.

May 2024 Issuances of Common Stock and Common Stock Warrants

On May 13, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 785,000 shares of common stock at $3.31 per share, and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 785,000 shares of common stock, at an initial exercise price of $3.18 per share (the “Initial May 2024 Registered Direct Offering and Concurrent Private Placement”). The Initial May 2024 Registered Direct Offering and Concurrent Private Placement closed on May 15, 2024 and the Company received gross proceeds of approximately $2.6 million before deducting placement agent fees and other offering expenses of approximately $0.3 million.

On May 15, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors (i) in a registered direct offering, 675,000 shares of common stock at $3.61 per share, and (ii) in a concurrent private placement, common stock purchase warrants exercisable for an aggregate of up to 675,000 shares of common stock, at an initial exercise price of $3.48 per share (the “Second May 2024 Registered Direct Offering and Concurrent Private Placement”). The Second May 2024 Registered Direct Offering and Concurrent Private Placement closed on May 17, 2024 and the Company received gross proceeds of approximately $2.4 million before deducting placement agent fees and other offering expenses of approximately $0.3 million.

For the three months ended June 30, 2024, the Company’s board of directors approved the issuance of a total of 136,203 shares of common stock to two vendors for investor relations services. The fair value of such common shares was calculated to be $0.4 million and was recorded to other assets and additional paid in capital. The fair value of such shares will be amortized over the service period of each agreement which ranged from 6 months to 12 months. The shares of common stock were issued in July 2024.

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

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

The fair value of the 887,356 shares of common stock was calculated to be approximately $2.1 million, based on the common stock price of the date of issuance of $2.4. The incremental fair value of the Exchange Warrants was calculated to be approximately $0.1 million and was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of the exchange of $2.40; expected yield of 0.0%; expected volatility of 143%; risk-free interest rate of 3.4% and expected life of 5 years. The fair value of approximately $2,253,000, which is the combination of the issuance of 887,356 common shares and the Exchange Warrants were treated as equity instruments. The approximately $2.3 million is considered a deemed dividend for the year ended December 31, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s consolidated statement of operations.

The fair value of approximately 8,125,000 of the New Warrant Shares was classified as equity and was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on date of the stockholders approval of December 20, 2024 of $1.70; expected yield of 0.0%; expected volatility of 143%; risk-free interest rate of 4.4% and expected life of 5 years. The fair value of the approximately 8,125,000 warrants was treated as a deemed dividend for the year ended December 31, 2024 and was recorded as an adjustment to net loss available to common stockholders on the Company’s consolidated statement of operations. The total deemed dividend for the year ended December 31, 2024 for warrant exchanges and modifications was $10.5 million and is recorded on the consolidated statement of operations in Deemed dividend on issuance of common stock and warrants issued in connection with amendments to warrants to purchase common stock.

For the year ended December 31, 2024, the Company’s board of directors approved the issuance of individual grants of 100,000, 100,000 and 36,203 shares of common stock to various vendors for financial advisory services. The fair value of such common shares was calculated to be $0.2 million, $0.3 million and $0.1 million, respectively, and was recorded to other assets and additional paid in capital. The fair value of such shares will be amortized over the service period of 12 months. The shares of common stock were issued in July 2024 and August 2024.

Warrants for Common Shares

A summary of the warrant activity and related information for the years ended December 31, 2025 and 2024 is provided as follows.

In connection with the January 2024 Promissory Notes, the Company issued common stock purchase warrants to investors to purchase up to 66,665 shares of the Company’s common stock, at an initial exercise price of $22.23 per share. The grant date fair value of such warrant was $0.9 million, which was recorded as a liability with the offset recorded to additional paid-in capital on the consolidated balance sheets. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of $15.99; expected yield of 0.0%; expected volatility of 119%; risk-free interest rate of 4.31% and expected life of 5 years.

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

The grant date fair value of the 1,448,609 warrants issued was approximately $3.1 million, which were treated as equity instruments. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of between $1.71 and $2.60; expected yield of 0%; expected volatility of 142% to143%; risk-free interest rate of between 3.43% and 4.37% and expected life of 5 years.

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

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

The grant date fair value of the 2,513,703 warrants was approximately $4.5 million, which were treated as equity instruments. The fair value of such warrants was determined using the Black-Scholes Model based on the following weighted average assumption: common stock price on the date of grant of between $1.81 and $2.28; expected yield of 0%; expected volatility of 142%; risk-free interest rate of 4.4% and expected life of 5 years.

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

February 2024 Warrants Black Scholes Value Payout

On December 31, 2024 on the closing of the DV Asset Acquisition, a provision requiring a Black Scholes Value payout was triggered in the remaining outstanding February 2024 Warrants. This provision was triggered because the DV Asset Acquisition met the criteria for a fundamental change as described in the warrant agreement. The Black Scholes Value payout was valued at $1.96 per share and there was an aggregate number of warrants outstanding of 328,483. In order to receive the payout, holders must elect within 30 days of the fundamental change otherwise the warrants convert to warrants in the Company. The warrants were equity classified prior to the close of the DV Asset Acquisition and were reclassified to liability treatment as a result of the payout provision trigger. The aggregate fair value at December 31, 2024 was $0.7 million and there was no gain or loss recorded for the year ended December 31, 2024 for fair value as they were reclassified on the last day of the period.

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

Q2 2025 Warrants

In connection with the transactions contemplated by the Q2 2025 Purchase Agreement, the Company issued 6,448,700 warrants to purchase common stock on April 3, 2025 and 12,897,401 warrants to purchase common stock on May 19, 2025. The 2025 Warrants have an initial exercise price of $0.8615 per share. The Q2 2025 Warrants are exercisable immediately upon issuance and expire five (5) years from the date of issuance. The exercise price of the Q2 2025 Warrants is subject to (a) downward adjustment in the event the Company issues shares of common stock or common stock equivalents having an effective price lower than the then current exercise price of the Q2 2025 Warrants, subject to certain exceptions and (b) standard, proportional adjustments in the event of certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes. The Warrants contain 4.99/9.99% beneficial ownership limitations. The warrants met the requirements for equity classification and the fair value upon issuance was recorded to interest expense on the condensed consolidated statement of operations for $16.7 million due to the fair value of the Q2 2025 Notes exceeding proceeds on issuance.

During the year ended December 31, 2025, four holders of warrants executed their right under the “alternative cashless exercise” provision to effect a cashless exercise of a total of 6,493,036 shares of common stock.

Waiver Shares

On September 26, 2025, the shareholders approved the issuance of 5,000,000 shares of common stock of the Company pursuant to the Waiver Agreement entered into on July 21, 2025 (the “Waiver Agreement”), with the purchasers in connection with the Q2 2025 Purchase Agreement. The purchasers in the Q2 2025 Purchase Agreement waived the provisions relating to variable rate transactions contained in the Q2 2025 Purchase Agreement for a period of 60 days and the provisions relating to participation rights contained in the Q2 2025 Purchase Agreement, and the Company agreed that until the earlier to occur of (a) the end of the 60-day period beginning on the trading date after the date of the Waiver Agreement, and (b) when no purchaser in the Q2 Purchase Agreement holds any of the Q2 2025 Notes, the Company will not sell shares of common stock, pursuant to that certain sales agreement, dated July 21, 2025, by and between the Company and Maxim Group LLC, (a)(i) on any trading day in an amount exceeding 10% of the trading volume of the shares of common stock on such trading day during regular trading hours, or (ii) outside of regular trading hours, (b) at a per share price below $1.10, or (c) in an aggregate amount exceeding $25,000,000.

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

In consideration of the waiver granted by the purchasers in the Q2 2025 Purchase Agreement, the Company agreed to issue an aggregate of 5,000,000 shares of common stock to the Q2 2025 Purchasers on the date the Company received stockholder approval for such issuance under applicable stock exchange rules.

The Waiver Shares are recorded as equity issuance costs on the statement of stockholders’ equity.

Securities Purchase Agreement with Scilex

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

The closing with respect to the September Shares (the “September Initial Closing”) took place on September 26, 2025 (the date of the Initial Closing, the “September Initial Closing Date”). The closing with respect to the Pre-Funded Warrant (the “Pre-Funded Warrant Additional Closing,” and together with the September Initial Closing, the “BTC Closings”), took place on November 25, 2025 after the Company received the approval of its stockholders (i) as required by Nasdaq rules with respect to the transactions contemplated by the September Purchase Agreement including with respect to issuance of all of the Pre-Funded Warrant Shares and (ii) with respect to an amendment to the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance to up to 1,500,000,000 (or such greater amount as is necessary to issue the Pre-Funded Warrant Shares to the September Purchaser).

On the September Initial Closing, the Company received approximately 71 BTC with an aggregate fair value of $7.8 million at the date of receipt. On the Pre-Funded Warrant Additional Closing date the Company received 1,257 BTC with an aggregate fair value of $109.8 million. As of December 31, 2025, the fair value of the BTC was $92.2 million and is recorded in Crypto assets on the consolidated balance sheets. The loss of $0.4 million is recorded in Other expense, net on the consolidated statement of operations.

The Pre-Funded Warrant are immediately exercisable upon issuance without any beneficial ownership limitation at an exercise price of $0.0001 per share, and will remain exercisable until exercised in full and the Company has treated the share as though they are outstanding as in-substance common shares. The fair value of the Pre-Funded Warrants of $109.8 million based on the aggregate fair value of the BTC received was recorded to additional paid-in capital as of December 31, 2025. As a condition to the September Initial Closing, the Company was required to obtain stockholder support agreements (the “Voting Agreements”) from stockholders holding an aggregate of 38,000,000 shares of common stock, pursuant to which each such stockholder will agree to vote their shares of common stock in favor of the proposals for the stockholder approval at any stockholder meeting held for that purpose. Additionally, each of the directors and executive officers of the Company, pursuant to lock-up agreements, agreed not to sell or transfer any of the Company securities which they hold, subject to certain exceptions, until the Pre-Funded Warrant Additional Closing Date.

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

7.	Convertible Redeemable Preferred Stock and Stockholders’ Equity, continued

Purchaser Rights

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

October Securities Purchase Agreement

On October 24, 2025, the Company entered into a securities purchase agreement (the “October Purchase Agreement”) with certain investors (each an “October Investor”, and collectively, the “October Investors”), where the Company agreed to issue and sell to the October Investors, in a registered direct offering, (a) an aggregate of 1,470,588 shares (the “October Initial Shares”) of common stock at a price of $0.34 per share and (b) an aggregate of 4,255,319 shares (the “October Additional Shares”) of common stock at a price of $0.47 per share, for aggregate gross proceeds of approximately $2.5 million. The close of the Additional Shares took place on November 25, 2025 after the Company received the approval of its stockholders with respect to an amendment to the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance to an amount sufficient to satisfy the Company’s existing contractual obligations.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2025 is as follows:

Warrants exercisable as of December 31, 2025 exclude warrants to purchase 1 share of common stock issued to a marketing firm, which vest upon the achievement of certain milestones, 12,068 shares of common stock issued to investors that participated in the February 2024 Public Offering that requires shareholder approval prior to the warrants being exercisable.

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2025 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2025	Life (years)	December 31, 2025

$1.83 - $3.20	12,207	3.4	139
$1,574 - $22,800.00	5,401	2.1	5,401
$38,250.00 - $66,900.00	403	1.6	402
$692.23*	18,011	2.9	5,942

*	Weighted Average

Information regarding warrants for common stock outstanding and exercisable as of December 31, 2024 is as follows:

	Warrants	Weighted Average	Warrants
Exercise	Outstanding as of	Remaining	Exercisable as of
Price	December 31, 2024	Life (years)	December 31, 2024

$1.83 - $2.21	12,589,095	3.9	9,746,909
$3.18 - $3.48	618,617	7.0	618,617
$5.06 - $6.00	320,559	7.3	320,559
$1,574.00 - $30,000.00	5,860	3.1	5,860
$38,250.00- $262,500.00	203	0.6	202
$3.87 *	13,534,334	4.1	10,692,147

*	Weighted Average

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

2018 Long Term Stock Incentive Plan

On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year; provided that, in any year no more than 8% of the common stock or derivative securitization with common stock underlying 8% of the common stock may be issued in any fiscal year. At a Special Meeting of Stockholders on January 24, 2023, the Company’s stockholders approved certain amendments to the LTIP to: (i) increase the annual share limit of common stock that may be issued in any single fiscal year only for the 2023 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP), and (ii) permit immediately quarterly calculations based on the number of shares of common stock outstanding as of the first trading day of each fiscal quarter, rather than solely as of the first trading day of the fiscal year. At a Special Meeting of Stockholders on March 15, 2024, the Company’s stockholders further approved an amendment to the LTIP to increase the annual share limit of common stock that may be issued only for the 2024 fiscal year under the LTIP from 8% of the shares of common stock outstanding to 15% of the shares of common stock outstanding (which amount equates to the maximum amount that may be issued in the aggregate under the LTIP). At the annual meeting of stockholders held on December 20, 2024 stockholders voted to remove the annual share limit of common stock that may be issued for a certain fiscal year under the LTIP. As a result of this change, the maximum number of shares of common stock that may be subject to equity awards is limited to 15% of the shares of common stock outstanding, which calculation is made using the number of common stock outstanding as of the first trading day of each fiscal quarter. As of December 31, 2025, up to 63,910,037 shares of common stock are available for grants to participants under the LTIP.

A summary of activity related to restricted stock awards for the years ended December 31, 2025 and 2024 is presented below:

		Weighted-Average Grant
Stock Awards	Shares	Date Fair Value
Non-vested as of January 1, 2024	5,382	$374.00
Granted	1,163,678	$2.25
Vested	(495,775)	$4.13
Forfeited	(3,941)	$22.00
Non-vested as of December 31, 2024	669,344	$3.08
Granted	23,242,431	$1.68
Vested	(3,030,647)	$1.21
Forfeited	(700,442)	$1.42
Non-vested as of December 31, 2025	20,180,686	$1.81

A summary of activity related to restricted stock awards with performance-based vesting conditions for the twelve months ended December 31, 2025 is presented below:

		Weighted-
		Average Grant
Stock Awards	Shares	Date Fair Value
Non-vested as of December 31, 2024	—	$—
Granted	2,065,000	$0.98
Vested	—	$—
Forfeited	(140,000)	$0.94
Non-vested as of December 31, 2025	1,925,000	$0.99

8.	Stock-Based Compensation, continued

As of December 31, 2025, the unamortized compensation costs related to the unvested restricted stock awards with service based vesting conditions was $35.6 million which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years. As of December 31, 2025, the unamortized compensation costs related to the unvested restricted stock awards with performance based vesting conditions was approximately $0.9 million which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.0 years. These performance awards vest upon the achievement of the Company’s aggregate revenue equaling or exceeding $40.0 million over a trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date.

Awards outstanding held by certain executives and all board of director members accelerated vesting as of the day of the EOS Holdings Asset Acquisition which closed on December 31, 2024, due to the change of control provision in the grant agreements. This resulted in the recognition of all of the remaining expense for these awards which was a total of $915,000 in the year ended December 31, 2024.

For the year ended December 31, 2025, 3,388,670 shares of common stock were issued upon vesting of outstanding restricted stock, pursuant to the LTIP with an intrinsic value of approximately $2.5 million. For the year ended December 31, 2024, 137,752 shares of common stock were issued upon vesting of outstanding restricted stock, pursuant to the LTIP with an intrinsic value of $229,669.

During the year ended December 31, 2025, certain employees terminated and received accelerated vesting for all unvested awards. The Company recorded $1.4 million in additional stock-based compensation expense for the year ended December 31, 2025.

Inducement Grant

On September 13, 2021, the Company issued 21 shares of restricted common stock to Eric Almgren, the Company’s Chief Strategist, as an inducement grant (“September 2021 Inducement Grant”). As of December 31, 2024, all compensation cost related to the September 2021 Inducement Grant was expensed. The Company recorded stock-based compensation of $0.2 million related to this grant for year ended December 31, 2025.

On September 30, 2024, the Company issued 70,000 shares of restricted common stock at a fair value per share of $1.77, to Stanley Mbugua, at the time the Company’s Vice President of Finance, as an inducement grant (“September 2024 Inducement Grant”). Due to the Company closing the acquisition of EOS Holdings on December 31, 2024, the September 2024 Inducement Grant vesting was fully accelerated due to the change in control the occurred. The Company recognized $0.1 million expense as a result. As of December 31, 2025, there is no unamortized compensation cost related to the September 2024 Inducement Grant.

On January 2, 2025, the Company issued 1,200,000 units of restricted stock at a fair value per share of $2.04, to Nathaniel Bradley, the Company’s Chief Executive Officer, as an inducement grant (“Bradley Inducement Grant”) pursuant to an inducement award agreement dated December 31, 2024. Of this grant, 600,000 units have service-based conditions and vest in 3-month equal installments over a 36-month period, while the other 600,000 units have performance-based condition and vest upon the Company’s aggregate revenue equaling or exceeding $40 million over the trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. As of December 31, 2025, the unamortized compensation cost related to the Bradley Inducement Grant was approximately $1.5 million which is being amortized on a straight-line basis over a period of 1.7 years.

On May 20, 2025, the Company issued 500,000 units of restricted stock at a fair value per share of $0.97, to Mark LoGuirato, as an inducement grant (“LoGuirato Inducement Grant”) pursuant to an inducement award agreement dated May 20, 2025. Of this grant, 250,000 awards have service-based conditions and vest in 3-month equal installments over a 36-month period, while the other 250,000 awards have performance-based condition and vest upon the Company’s CSI revenue equaling or exceeding $25,000,000 over trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. As of December 31, 2025, the unamortized compensation cost related to the LoGuirato Inducement Grant was approximately $0.3 million which is being amortized on a straight-line basis over a period of 1.80 years.

8.	Stock-Based Compensation, continued

2022 Plan

A summary of activity related to restricted stock units under the Company’s 2022 Plan for the year ended December 31, 2025 and 2024 is presented below:

		Weighted-Average Grant
Stock Units	Shares	Date Fair Value
Non-vested as of January 1, 2024	17	$7,800.00
Granted	—	$—
Vested	(3)	$7,800.00
Forfeited	—	$—
Non-vested as of December 31, 2024	14	$7,800.00
Granted	—	$—
Vested	(6)	$6,283.00
Forfeited	(2)	$6,500.00
Non-vested as of December 31, 2025	6	$6,500.00

As of December 31, 2025, the unamortized compensation cost related to the unvested restricted stock units was approximately $39,000 which is to be amortized on a straight-line basis over a weighted-average period of approximately 0.5 years.

For the year ended December 31, 2025, 6 shares of restricted stock units were released under the 2022 Plan with an intrinsic value of less than $1,000. For the year ended December 31, 2024, 3 shares of restricted stock units were released under the 2022 Plan with an intrinsic value of less than $1,000.

9.	Income Taxes

The domestic and foreign components of loss before provision for income taxes for the years ended December 31, 2025 and 2024 were as follows:

(in thousands)	2025	2024
Domestic	$(78,891)	$(51,253)
Foreign	(103)	(156)
Total	$(78,994)	$(51,409)

The Company had no current or deferred federal and state income tax expense or benefit for the years ended December 31, 2025 and 2024 because the Company generated net operating losses, and currently management does not believe it is more likely than not that the net operating losses will be realized

9.	Income Taxes, continued

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2025 and 2024 are presented below:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating loss	$33,769	$26,281
Accruals and reserves	1,251	152
Amortization of intangible assets	4,244	4,127
Stock based compensation	793	726
Lease liability	1,181	170
Fixed assets	—	8
Other	160
Gross deferred tax assets	41,398	31,464
Valuation allowance	(39,922)	(31,291)
Total deferred tax assets	1,476	173
Deferred tax liabilities:
Prepaid expenses	(225)	(35)
Right-of-use assets	(1,237)	(138)
Fixed assets	(14)	—
Total deferred tax liabilities	(1,476)	(173)
Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses; the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is “more-likely-than-not” that the deferred tax assets will be realized; accordingly, a full valuation allowance was maintained, and no deferred tax assets were shown in the accompanying consolidated balance sheets. The valuation allowance increased by $8.6 million and $6.0 million during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had federal net operating loss carryforwards of $125.4 million. The federal net operating loss carryforwards will carryforward indefinitely but is subject to the 80% taxable income limitation.

As of December 31, 2025, the Company had state net operating loss carryforwards of $111.0 million which will begin to expire in 2039.

As of December 31, 2025, the Company had foreign net operating loss carryforwards of $0.4 million. The foreign net operating loss carryforwards will begin to expire in 2039.

Utilization of the Company’s net operating losses and credit carryforwards may be subject to annual limitations in the event of a Section 382 ownership change. Such future limitations could result in the expiration of net operating losses and credit carryforwards before utilization as a result of such an ownership change.

9.	Income Taxes, continued

For the year ended December 31, 2025, the Company adopted ASU 2023-09 prospectively. See Business and Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for the year ended December 31, 2025, subsequent to the adoption of ASU 2023-09, including the amount and percentage of income before taxes, was as follows (in thousands, except percentages):

	Year Ended December 31,
	2025
	Amount (In ‘000s)	Percentage
U.S. Federal Statutory Tax Rate	(16,589)	21.00%
State and local income taxes (net of federal benefit)	—	—%
Foreign Tax Effects:	—	—%
Changes in valuation allowances (Other Foreign Jurisdictions)	25	(0.03)%
Other	(3)	—%
Change in Valuation allowances	6,350	(8.04)%
Nontaxable or Nondeductible Items	—	—%
Change in fair value of warrant liability	4,264	(5.40)%
Fair value adjustment on convertible debt	5,216	(6.60)%
Other	737	(0.93)%
	—	—%

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, was as follows:

Years Ended
December 31,
2024
Federal tax at statutory rate	21.0%
State tax, net of federal tax effect	—
Change in valuation allowance	(9.7)
Change in fair value of warrant liability	(12.2)
Other	0.9
Total tax expense (benefit)	—%

Tax positions are evaluated in a two-step process. The Company first determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination. If a tax position meets the “more-likely-than-not” recognition threshold it is then measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2025 and 2024 is zero.

The Company has not incurred any material tax interest or penalties as of December 31, 2025. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years 2018 through 2025 remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2025 and 2024, the Company has not accrued any penalties or interest related to uncertain tax positions.

10.	Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under noncancelable operating lease agreements used to support its corporate headquarters, administrative offices, and operational activities. Lease terms range from approximately two to five years. Certain leases include renewal options that may extend the lease term; however, such options are not included in the lease term unless it is reasonably certain that the option will be exercised. Lease agreements generally require the Company to pay fixed base rent and may also include variable payments related to common area maintenance, property taxes, insurance, or other operating costs, which are expensed as incurred. The Company’s leases do not contain residual value guarantees, and the Company does not currently sublease any of its leased facilities. At lease commencement, the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of lease payments when the implicit rate is not readily determinable. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet, and lease expense for these leases is recognized on a straight-line basis over the lease term.

The following table reflects our lease assets and our lease liabilities at December 31, 2025 and December 31, 2024 (in thousands):

	December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$4,657	$536

Liabilities:
Operating lease liabilities, current	$640	$106
Operating lease liabilities, non-current	$3,808	$553

Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the consolidated balance sheets.

Lease Costs:

The components of lease costs were as follows (in thousands):

	December 31,
	2025	2024
Operating lease cost	$353	$192
Short term lease cost	30	30
Total lease cost	$383	$222

As of December 31, 2025, the maturity of operating lease liabilities was as follows:

(in thousands)
Payments due in:
Year ending December 31, 2026	$1,041
Year ending December 31, 2027	1,428
Year ending December 31, 2028	1,397
Year ending December 31, 2029	951
Year ending December 31, 2030	682
Thereafter	—
Total minimum lease payments	5,499
Less: Amounts representing interest	(1,051)
Present value of capital lease obligations	$4,448

10.	Commitments and Contingencies, continued

Lease Term and Discount Rate:

December 31, 2025
Weighted-average remaining lease term (in years)	4.30
Weighted-average discount rate	9.73%

The discount rate was calculated by using the Company’s estimated incremental borrowing rate.

Other Information:

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating cash outflows from operating leases	$685	$62

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

Pursuant to the License Agreement, as consideration for the services provided by NYIAX pursuant to the License Agreement and the rights to access and use the NYIAX platform granted to the Company, and upon the terms and subject to all of the conditions contained in the License Agreement, the Company agreed to issue to NYIAX 5,530,000 shares (such shares, the “NYIAX Consideration Shares”) of common stock.

Pursuant to the License Agreement, in consideration of the rights granted to NYIAX under the License Agreement, NYIAX agreed to pay to the Company a license fee in the form of a convertible promissory note in the aggregate amount $2.5 million (the “NYIAX Convertible Note”). The NYIAX Convertible Note is due on the first anniversary of the closing (the “NYIAX Maturity Date”). NYIAX agreed to pay interest to the Company on the aggregate unconverted and then outstanding principal amount of the NYIAX Convertible Note at the rate of four percent (4%) per annum, accruing from the closing. The NYIAX Convertible Note may be prepaid in full at NYIAX’s election.

The NYIAX Convertible Note will automatically convert at the earlier of (i) the NYIAX Maturity Date, and (ii) the first underwritten public offering of NYIAX pursuant to an effective registration statement under the Securities Act, covering the offer and sale by NYIAX of its equity securities, as a result of or following which NYIAX shall be a reporting issuer under the Exchange Act, and NYIAX’s common stock is listed on the Trading Market (as defined in the NYIAX Convertible Note), at a conversion price of $2.00 per share.

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

The Company accounted for the NYIAX transactions as a collaborative arrangement and allocated fair values of exchanged assets on their relative fair value. The common stock consideration of aggregate of 7,530,000 shares, including the 2,000,000 contingently issuance shares which are considered probable to be issued, was measured at the closing date of April 9, 2025 for an aggregate fair value of $4.9 million and is recorded to additional paid-in capital on the consolidated balance sheet. The NYIAX common shares received in the aggregate of 2,150,000 were valued at $4.3 million and are recorded as an investment at fair value under the measurement alternative of ASC 321 at the close date fair value of $2 per share on the condensed consolidated balance sheet. The fair value method was determined due to the Company not having significant influence over NYIAX. Intellectual property licenses received from NYIAX represents the net amount of the shares exchanged and is expensed to research and development of $0.6 million on the condensed consolidated statement of operations.

The Company’s intellectual property license granted to NYIAX represents functional intellectual property accounted for under ASC 606 with point-in-time revenue recognition. Initial value allocated of $2.5 million is based on the fair value of the NYIAX Convertible Note. However, as the collaborative arrangement includes consideration paid to the customer, NYIAX, for distinct goods and services for which the fair value was not reasonably estimable, the transaction price was reduced for any consideration paid in excess of goods or services with a readily determinable fair value, the NYIAX Investment. Accordingly, the transaction price was reduced to zero as the excess fair value of the consideration paid to the customer was in excess of $2.5 million.

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

On September 23, 2025, the Company entered into an amendment to the IBM Purchase Commitment (the “Amendment 1”) to amend the payment schedule to be as follows: $2.5 million to be paid at the time of the agreement, $3.3 million on December 23, 2025 and eight payments of $2.2 million each quarter after that to end with the final payment on December 23, 2027. The Company having paid $2.5 million on August 8, 2025, the total payments are $25.9 million.

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

Payments under the IBM Purchase Commitment are capitalized to prepaid software and are amortized on a straight-line basis over the contractual term, which ends on June 29, 2028, with amortization recorded to research and development expense in the same manner as the related hosting fees. As of December 31, 2025, the Company had approximately $17.6 million of remaining purchase commitments payable under the agreement.

Cloud Services Subscription Agreement

On July 7, 2025, the Company entered into a cloud services subscription agreement (the “Cloud Services Agreement”) with IBM, pursuant to which the Company has agreed to purchase certain subscriptions to IBM cloud services (the “Cloud Services”).

The Company has selected their Cloud Services, with the minimum value of the Cloud Services actually purchased within each annual period being (i) $0.1 million in the first year, (ii) $2.1 million in the second year, and (iii) $4.1 million in the third year. If the Cloud Services purchased in an annual period exceed the minimum, that surplus amount can be removed from the required minimum for the following year. If the Cloud Services purchased in an annual period are below the minimum, the Company must place an order covering the additional amount within seven days of the end of the applicable annual period. If the Company does not place that additional order, IBM may invoice the Company and require the Company to pay that additional amount to reach the minimum for the applicable annual period.

Pursuant to the Cloud Services Agreement, the Company must use its own intellectual property to add value to the Cloud Services for end-users of the Cloud Services.

The Cloud Services Agreement includes customary representations and warranties and various customary covenants and closing conditions that are subject to certain limitations, including in the Base Agreement.

The Company is recording the expense as subscription licenses expense in the research and development line item on the consolidated statement of operations.

SanQtum AI Enterprise Unit Agreement

On November 30, 2025, the Company entered into a three-year subscription agreement with IBM for the SanQtum AI Enterprise Unit Installation (the “SanQtum Agreement”). The agreement has a contractual term beginning November 30, 2025 and ending November 29, 2028.

Pursuant to the SanQtum Agreement, the Company committed to purchase a minimum contract value of $10.0 million over the three-year term. In connection with the agreement, the Company made an initial payment of $10.0 million upon execution. If the Company does not place purchase orders sufficient to meet the committed contract value during the term, IBM may invoice the Company for the remaining balance of the commitment.

The Company accounts for the arrangement as a prepaid software and amortizes the related expense on a straight line basis within research and development expense over the contractual term. As of December 31, 2025, the unamortized portion of the initial payment is recorded as prepaid software on the consolidated balance sheet.

11.	Related Parties

Nathaniel Bradley and EOS Holdings

Nathaniel Bradley, the Company’s Chief Executive Officer (“CEO”), is a control person of EOS Holdings which became a related party of the Company upon the consummation of the DV Asset Acquisition on December 31, 2024. In addition, Sonia Choi, the Company’s Chief Marketing Officer is the spouse of the Company’s CEO and holds the position of Chief Marketing Officer of EOS Holdings, a related party of the Company. EOS Holdings received 40,000,000 share of common stock in the DV Asset Acquisition, of which, all but 3,999,911 shares of common stock of the Company were immediately distributed to various EOS Holdings shareholders at the close of the transaction. As described in Note 5 Borrowings, the Company owed $3.9 million and $10 million DV Convertible Note to EOS Holdings, and EOS Holdings owes $0 and $0.4 million in notes receivable to the Company, as of December 31, 2025 and 2024, respectively. In the third quarter of 2025, EOS Holdings exercised its conversion right under the DV Convertible Note, converting approximately $3.2 million of the principal balance into shares of the Company’s common stock. Company has recorded $5,000 in interest income on the notes receivable for the year ended December 31, 2025.

In addition to the DV Convertible Note and the EOS Holdings Note Balance, on January 16, 2025, the Company entered into a Transition Services Agreement (“Transition Services Agreement”) to receive from EOS Holdings, employees to provide transition services in connection with the Acquired Assets for a period of up to three months. For the year ended December 31, 2025, the Company has paid $0.8 million to EOS Holdings and has a balance due to EOS Holdings as of December 31, 2025 of $0.3 million. No fees were paid to EOS Holdings during the year ended December 31, 2024 in connection with the Transition Services Agreement.

Pursuant to the asset acquisition agreement with EOS Holdings, the Company is obligated to pay an earnout equal to 3% of Net Revenue (as defined in the agreement) generated from products and/or services utilizing the acquired Patent Rights. For the year ended December 31, 2025, the Company recognized approximately $30 million of revenue subject to the earnout provision and recorded approximately $0.8 million of earnout expense. As of December 31, 2025, the Company had accrued approximately $0.8 million in earnout payable to EOS Holdings which is included in the accrued liabilities section of the balance sheet. This transaction is expected to be settled with the issuance of stock. No payments or stock issuances were made during the year ended December 31, 2025.

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

For the years ended December 31, 2025 and 2024, Hansong Technology purchased modules from the Company of approximately $205,000 and $58,000, respectively, and made payments to the Company of approximately $0.2 million and $38,000 respectively. At December 31, 2025 and 2024, Hansong Technology sold speaker products to the Company of approximately $10,000 and $28,000, respectively, and the Company made payments to Hansong Technology of approximately $53,000 and $0.2 million, respectively. At December 31, 2025 and 2024, the Company owed Hansong Technology approximately $0 and $43,000, respectively. At December 31, 2025 and 2024, Hansong Technology owed the Company approximately $0 and $24,000, respectively.

As of December 31, 2025 and December 31, 2024, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Common Stock.

Relationship with Scilex Holding Company and Vivasor, Inc.

Scilex Holding Company beneficially owned approximately 43% of the Company’s outstanding common stock as of December 31, 2025.

Vivasor, Inc. (“Vivasor”) shares common executive leadership with Scilex and is partially owned by Scilex. Management has determined that Vivasor is a related party under ASC 850 due to common management and ownership relationships.

11.	Related Parties, continued

Scilex Equity Investment

On September 25, 2025, the Company entered into a Securities Purchase Agreement with Scilex Holding Company, (“Scilex”), pursuant to which Scilex acquired an aggregate of 278,914,094 shares of the Company’s common stock for an aggregate purchase price of $150,000,000 in the native currency of the BTC blockchain, which was valued at the spot exchange rate for BTC as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the Initial Closing Date, or September 25, 2025.

For so long as Scilex beneficially owns (i) an aggregate of at least 10% of the issued and outstanding shares of common stock, Scilex may (but is not required to) designate two directors to the Board, and (ii) at least 5% but no more than 10% of the issued and outstanding shares of common stock, Scilex may designate one director to the Board. As of December 31, 2025, Scilex beneficially owned approximately 43% of the Company’s outstanding common stock as of December 31, 2025.

Scilex License Agreement

In November 2025, the Company entered into an exclusive license agreement with Scilex (the “Scilex License Agreement”), pursuant to which the Company granted to Scilex a worldwide, exclusive, non-transferable license, with the right to sublicense, to certain patents and other IP rights of the Company – including a suite of patents related to the Company’s data platforms and any products created therefrom within certain targeted industries including biotechnology, biopharmaceutical, genetic, diagnostic, and data-related industries, and any markets relating to the generation, use, storage, analysis, tokenization, and exchange of DNA, genetic, diagnostic, and therapeutic data or materials – in consideration for a one-time cash payment in the amount of $10.0 million, payable in four equal quarterly instalments, a 5% royalty on net sales of products that incorporate or make use of the licensed IP (“Scilex Product Net Sales”) and multiple one-time sales milestone payments, triggered upon the achievement of certain Scilex Product Net Sales milestones, in an aggregate amount up to $2.55 billion. During the year ended December 31, 2025, the Company recognized $10.0 million of revenue related to this agreement. As of December 31, 2025, no royalty revenue had been recognized and accounts receivable from Scilex totaled $10.0 million.

The Scilex License Agreement expires upon the expiry of the patents underlying the licensed IP, at which point the license shall become perpetual, irrevocable, non-exclusive and royalty-free. The Scilex License Agreement is subject to earlier termination if, among other things: (i) either party ceases to exist or becomes insolvent, (ii) either party commits a material breach of the Scilex License Agreement, (iii) Scilex fails to make any required payment to the Company that is not cured within 15 days, or (iv) Scilex does not achieve and maintain annual royalty payments to the Company of a minimum of $1,000,000 after 24 months following the date of the Scilex License Agreement.

Advances from Scilex

During November and December 2025, Scilex advanced an aggregate of approximately $21.8 million to the Company pursuant to short-term financing arrangements bearing interest at 15.42%. During 2025, the Company repaid approximately $21.7 million of principal through transfers of Bitcoin and paid $49,000 of interest. As of December 31, 2025, $0.1 million of principal remained outstanding. No interest was accrued at year end.

Relationship with Vivasor

Common Management Team

Henry Ji, Ph. D., the Chairperson, Chief Executive Officer, and President of Scilex as well as the President, Chief Executive Officer, Chief Financial Officer, and Secretary of Vivasor and Stephen Ma, the Chief Financial Officer of Scilex and director of Scilex, are both executives at Vivasor, which is a subsidiary of an entity controlled by Henry Ji, Ph. D. and his affiliates. Scilex is also a stockholder in Vivasor. Accordingly, Vivasor is a related party under ASC 850 due to common management and ownership relationships.

11.	Related Parties, continued

Vivasor License Agreement

On December 20, 2025, the Company entered into an exclusive license agreement with Vivasor (the “Vivasor License Agreement”), pursuant to which the Company granted to Vivasor a worldwide, exclusive, non-transferable license, with the right to sublicense, to certain patents and other IP rights of the Company – including a suite of patents related to the Company’s data platforms and any products created therefrom within certain targeted industries including medical imaging and scanning – in consideration for a one-time cash payment in the amount of $20.0 million, payable within 120 days following invoicing, a 5% royalty on net sales of products that incorporate or make use of the licensed intellectual property (“Vivasor Product Net Sales”) and multiple one-time sales milestone payments, triggered upon the achievement of certain Vivasor Product Net Sales milestones, in an aggregate amount up to $2.55 billion. During the year ended December 31, 2025, the Company recognized $20.0 million of revenue related to this agreement. As of December 31, 2025, no royalty revenue had been recognized and accounts receivable from Vivasor totaled $20.0 million.

The Vivasor License Agreement expires upon the expiry of the patents underlying the licensed IP, at which point the license shall become perpetual, irrevocable, non-exclusive and royalty-free. The Vivasor License Agreement is subject to earlier termination if, among other things: (i) either party ceases to exist or becomes insolvent, (ii) either party commits a material breach of the Vivasor License Agreement, or (iii) Vivasor fails to make any required payment to the Company that is not cured within 15 days.

Nasdaq Compliance

On February 24, 2026, we received a letter from Nasdaq notifying us that, because the closing bid price for our shares of common stock had been below $1.00 per share for 30 consecutive business days, we were no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq. Rule 5550(a)(2) of Nasdaq’s Marketplace Rules (the “Nasdaq Rules”) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) and Rule 5810(c)(3)(A) of the Nasdaq Rules provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

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

12.	Segment Information, continued

The following table reflects consolidated results of operations of the Company’s reportable segment (in thousands):

	For the year ended
	December 31,
	2025	2024
Net revenue	$39,089	$2,674
Cost of net revenue	8,689	2,298
Salaries, benefits, and stock based compensation expense	23,780	11,176
Other segment expenses	28,757	10,267
Depreciation and amortization expense	10,338	70
Interest expense, net	40,490	1,272
Other, net	6,024	29,000
Income tax expense	5	—
Net Loss	$(78,994)	$(51,409)

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the years ended December 31, 2025 and 2024 was as follows:

	For the year ended
	December 31,
(in thousands)	2025	2024
North America	$36,450	$523
Asia Pacific	2,144	1,469
Europe	495	683
Other	—	—
Total	$39,089	$2,674

Substantially all of our long-lived assets are located in the United States.

13.	Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Dream Bowl Meme Coin II Digital Collectible Dividend

On December 29, 2025, the board of directors of Datavault AI Inc. (the “Company”) declared a conditional dividend of Dream Bowl Meme Coin II digital collectibles (the “Meme Coins”) to eligible holders of the Company’s common stock and certain other equity securities. The Meme Coins were payable to holders of record as of January 7, 2026 and were distributed beginning on February 27, 2026.

The distribution was made on the basis of one Meme Coin for every sixty shares of common stock held, or, with respect to eligible equity securities other than common stock, for every sixty shares of common stock underlying such securities, in each case held as of the record date, with fractional entitlements rounded down. Holders with fewer than sixty shares of common stock or common stock equivalents were not be entitled to receive any Meme Coins.

The Meme Coins are digital collectibles intended solely for personal, non-commercial use in connection with the Dream Bowl XIV event and do not represent or confer any equity, voting, dividend, profit-sharing, or ownership rights in the Company or any other entity, nor do they provide any right to receive cash or other monetary consideration. The Meme Coins are not designed or intended to function as an investment, currency, or financial product.

No amounts related to the Meme Coin dividend were recognized in the accompanying consolidated financial statements, as the declaration and related conditions occurred subsequent to December 31, 2025.

13.	Subsequent Events, continued

Warrant Dividend

On December 29, 2025, the Company’s board of directors also declared a conditional dividend of warrants to purchase shares of the Company’s common stock to eligible holders of the Company’s common stock and certain other equity securities. The warrants were payable to holders of record as of January 7, 2026 and were distributed on February 27, 2026.

The distribution was made on the basis of one warrant for every sixty shares of common stock held, or, with respect to eligible equity securities other than common stock, for every sixty shares of common stock underlying such securities, in each case held as of the record date, with fractional entitlements rounded down. Holders with fewer than sixty shares of common stock or common stock equivalents were not be entitled to receive any warrants.

Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $5.00 per share (subject to adjustment for recapitalizations, stock splits, stock dividends and similar types of transactions) and will expire on the first anniversary of the distribution date. The exercise of each warrant is subject to certain conditions, including a requirement that the applicable beneficial owner possess a corresponding Meme Coin at the time of exercise.

Master Purchase Order Agreement - SanQtum

On January 4, 2026, the Company entered into a Master Purchase Order Agreement with AP Global Holdings LLC (d/b/a Available Infrastructure) pursuant to which the Company agreed to purchase SanQtum™ infrastructure and cybersecurity services under a services-based delivery model. The agreement provides for an upfront payment of $250,000 and has an initial term of twelve months, subject to earlier termination in accordance with its terms. Concurrent with execution of the agreement, the Company placed purchase orders to deploy the services across 100 cities within the contiguous United States.

Event Citadel Warehouse Lease

Subsequent to December 31, 2025, the Company entered into a new five-year lease agreement commencing January 1, 2026 for its warehouse facility. The lease will be accounted for under ASC 842 beginning in 2026 and is expected to result in the recognition of a right-of-use asset and corresponding lease liability. The Company does not expect the lease to materially impact liquidity.

Intangible Property Acquisition

On January 4, 2026, the Company entered into an agreement pursuant to which it agreed to issue 7,500,000 shares of its common stock in consideration for the assignment of certain intellectual property rights to the Company. The shares are expected to be issued pursuant to an effective shelf registration statement on Form S-3 and a related prospectus supplement. The issuance of shares will reduce the remaining capacity available under the Company’s equity distribution agreement with its sales agent. In connection with this transaction, the Company filed a prospectus supplement on January 5, 2026, to register the issuance of such shares pursuant to its effective shelf registration statement.

On January 14, 2026, the Company amended the stock purchase agreement with a related party, Henry Ji, the CEO of Scilex, The amended agreement superseded the agreement dated January 4, 2026, under which no shares had been issued. The transaction will be accounted for as an asset acquisition upon closing, with the intellectual property recorded at the fair value of the equity issued. Because the agreement was executed subsequent to December 31, 2025, no amounts related to this transaction have been reflected in the accompanying consolidated financial statements.

API Media Acquisition

On January 22, 2026, the Company completed its acquisition of 100% of the outstanding equity interests of API Media Innovations Inc. (“API Media”), a New Jersey-based provider of audio and visual technologies serving the media, sports, and entertainment industries, for aggregate cash consideration of $14.0 million pursuant to a Stock Purchase Agreement dated October 28, 2025.

API Media provides multi-channel engagement solutions, digital media integration, and audience intelligence services to sports venues and enterprise clients. The acquisition is intended to expand the Company’s digital media capabilities and enhance its data monetization platform.

13.	Subsequent Events, continued

The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The Company is currently evaluating the preliminary purchase price allocation, including the identification and valuation of acquired intangible assets and assumed liabilities. Accordingly, the allocation of the purchase price is not yet complete.

Because the acquisition was completed subsequent to December 31, 2025, the accompanying consolidated financial statements do not include the financial position or results of operations of API Media.

Maxim ATM

As of March 17, 2026, the Company has sold 32.5 million shares of common stock under the Maxim ATM for aggregate proceeds of $28.7 million. Maxim assesses fees to the Company of 3% of proceeds and nets with gross proceeds provided to the Company.

DV Convertible Note

Subsequent to December 31, 2025, in January 2026, the Company fully repaid the outstanding balance of the DV Convertible Note owed to EOS Holdings, a related party. The repayment satisfied the remaining principal and any accrued interest outstanding under the note as of the repayment date. Following the payoff, the DV Convertible Note was extinguished and no further amounts remain outstanding under the agreement.

NYIAX Agreement and Plan of Merger

On March 18, 2026, the Company, DVLT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and NYIAX entered into an Agreement and Plan of Merger (the “NYIAX Merger Agreement”), dated March 18, 2026. Pursuant to the provisions of the NYIAX Merger Agreement, on the closing date (the “Closing Date”), (i) Merger Sub will merge with and into NYIAX (the “Merger”), the separate corporate existence of Merger Sub will cease and NYIAX will continue as the surviving company and a wholly owned subsidiary of the Company, and (ii) the Company will pay to NYIAX equity holders aggregate consideration (“Merger Consideration”) of 78,947,368 shares of the Company’s common stock. The Company estimates the Merger Consideration to be $61.6 million based on an aggregate fair value using the closing stock price on March 17, 2026 of $0.78 per share.

Pursuant to the terms of the NYIAX Merger Agreement, at the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the stockholders of NYIAX (the “Merger Partner Stockholders”), (i) each outstanding share of NYIAX’s common stock, par value $0.0001 per share (the “NYIAX Common Stock”), other than any shares of NYIAX Common Stock held in the treasury of NYIAX will be converted into the right to receive (i) a number of shares of common stock equal to the Exchange Ratio (as defined in ther Merger Agreement), or (ii) each share of NYIAX Common Stock held immediately prior to the Effective Time by a Merger Partner Stockholder that is an Unaccredited Investor (as defined in the Merger Agreement) will be converted into the right to receive the unaccredited investor cash consideration, which will be the higher of (i) price per share equal to the VWAP (as defined in the NYIAX Merger Agreement) of the common stock for the five (5) consecutive trading days ending on the trading day immediately preceding the date of the NYIAX Merger Agreement, or (ii) price per share equal to the VWAP of the common stock for the five (5) consecutive trading days ending on the trading day immediately preceding the Closing Date.

Pursuant to the NYIAX Merger Agreement, if the Company effects or announces an intent to effect a reverse stock split of the common stock at any time within one hundred twenty (120) days following the date of the NYIAX Merger Agreement, then the Company will issue to the Merger Partner Stockholders, on a pro rata basis in accordance with their respective entitlements to the Merger Consideration, an aggregate of 10,000,000 duly authorized, validly issued, fully paid and nonassessable additional shares of common stock.

Pursuant to the terms of the NYIAX Merger Agreement, the Company has also agreed to appoint two new members to the board of directors of the board of directors of the Company, nominated by NYIAX and subject to such nominees being acceptable to the Company, effective as of the Closing Date.

The NYIAX Merger Agreement contains representations and warranties from both the Company and Merger Sub, on the one hand, and NYIAX, on the other hand, customary for a transaction of this nature. The NYIAX Merger Agreement also contains customary covenants and agreements, including with respect to the operations of the business of NYIAX and the Company between the date of the NYIAX Merger Agreement and Effective Time. The completion of the Merger will also be subject to closing conditions, customary for a transaction of this nature. NYIAX will be subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to, and continue or participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision that allows the Company, under certain specified circumstances and subject to other terms and conditions in the NYIAX Merger Agreement, to provide information to, and continue or participate in discussions and engage in negotiations with, third parties with respect to an alternative acquisition proposal if the board of directors of NYIAX (the “NYIAX Board”) (or a committee thereof) determines in good faith (after consultation with its financial advisor and outside legal counsel) that such alternative acquisition proposal either constitutes a superior proposal or is reasonably likely to lead to a superior proposal, and the NYIAX Board (or a committee thereof) has determined in good faith (after consultation with its financial advisor and outside legal counsel) that the failure to take such actions could reasonably be expected to be inconsistent with its fiduciary duties pursuant to applicable law.

Pursuant to the NYIAX Merger Agreement if, at any time during the period beginning on the Closing Date and ending on the date that is twelve (12) months following the Closing Date, the surviving corporation (as defined in the NYIAX Merger Agreement), or the Company, executed and announced a definitive commercial, strategic, joint venture, licensing, partnership, or other bona fide revenue generating or value enhancing agreement with a trading market (a “Trading Market Transaction”), approved by the the board of directors of the Company, then the Company shall issue to the Merger Partner Stockholders, on a pro rata basis in accordance with their respective ownership immediately prior to the Effective Time, an aggregate of 13,000,000 duly authorized, validly issued, fully paid and nonassessable restricted shares of common stock (the “Earn-Out Shares”). In lieu thereof, each unaccredited investor shall be entitled to receive, with respect to each share of NYIAX Common Stock held immediately prior to the Effective Time, a cash payment equal to the higher of (i) price per share equal to the VWAP of the common stock for the five (5) consecutive trading days ending on the trading day immediately preceding the Closing Date, or (ii) price per share equal to the VWAP of the common stock for the five (5) consecutive trading days ending on the trading day immediately preceding the execution and announcement of Trading Market Transaction, without interest and subject to applicable tax withholding.

From the closing, NYIAX and for a period of twelve (12) months thereafter has agreed to a special indemnity, pursuant to which NYIAX will indemnify, defend and hold harmless the Company, the surviving corporation from and against any and all losses (as defined in the NYIAX Merger Agreement) arising out of, relating to, or resulting from certain specific, enumerated claims, actions, suits, proceedings, investigations or demands against NYIAX set forth in the NYIAX Merger Agreement, including any continuation, amendment, extension or escalation thereof. Any and all losses for which indemnification is required under the NYIAX Merger Agreement will be satisfied solely by a reduction in the number of Trading Market Transaction earn-out shares otherwise issuable to the Merger Partner Stockholders pursuant to NYIAX Merger Agreement. In no event shall the aggregate number of Trading Market Transaction earn-out shares subject to reduction pursuant to the NYIAX Merger Agreement exceed 5,000,000 shares of common stock.

Pursuant to the Merger Agreement, the Company has agreed to file with the Securities and Exchange Commission a registration statement on Form S-3 (or, if the Company is not then eligible to use Form S-3, on Form S-1), within thirty (30) calendar days following the Closing Date, covering the resale of all shares of common stock issued to Merger Partner Stockholders as Merger Consideration pursuant to Merger Agreement. The Earn-Out Shares will have similar registration rights upon issuance of such shares.

The NYIAX Merger Agreement contains customary termination rights for both the Company and Merger Sub, on the one hand, and NYIAX, on the other hand, including, among others, for failure to consummate the Merger within 90 days from the signing of the NYIAX Merger Agreement.