Form 10-Q
period 2026-03-31
Datavault AI Inc.
filed 2026-05-15
CIK 1682149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to _______________.
Commission File Number: 001-38608
Datavault AI Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-1135279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Commerce Square
2005 Market Street, Suite 2400
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
If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of May 11, 2026 is 855,561,995.

DATAVAULT AI INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2026

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
DATAVAULT AI INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)	(1)
Assets
Current Assets:
Cash and cash equivalents	$2,205	$2,004
Accounts receivable	1,066	888
Related party receivable	29,500	30,000
Unbilled accounts receivable	1,304	1,705
Inventories	717	636
Note receivable	500	—
Crypto assets	57,111	92,222
Deferred offering costs	745	5,500
Prepaid software license, current	8,368	7,759
Prepaid expenses and other current assets	4,752	2,159
Total current assets	106,268	142,873
Property and equipment, net	1,199	606
Intangible assets	102,618	94,816
Goodwill	27,285	19,135
Prepaid software license, noncurrent	6,058	6,956
Investments in non-marketable securities	1,766	4,300
Deposit for business combination	—	1,000
Other assets	4,919	5,018
Total assets	$250,113	$274,704

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,051	$10,832
Accrued liabilities	12,053	11,002
Due to related party	760	98
Short-term convertible note payable, related party	—	3,936
Short-term promissory notes	3,160	1,013
Total current liabilities	23,024	26,881
Convertible notes	3,380	5,917
Warrant liabilities	9	9
Other liabilities	3,672	3,923
Total liabilities	30,085	36,730

Common stock, par value $0.0001; 2,000,000,000 shares authorized; 617,813,176 and 573,438,153 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	63	59
Additional paid-in capital	650,541	615,360
Accumulated deficit	(430,576)	(377,445)
Total stockholders’ equity	220,028	237,974
Total liabilities and stockholders’ equity	$250,113	$274,704
________________________________________________
(1)The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated balance sheet as of that date.
The accompanying notes are an integral part of these condensed consolidated financial statements

DATAVAULT AI INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2026 and 2025
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Live event production revenue	2,499	—
Consumer audio products, components, and other revenue, net	917	629
Total net revenue	3,416	629

Cost of revenue, live events	2,795	—
Cost of revenue, consumer audio products, components, and other	510	560
Total cost of net revenue	3,305	560
Gross profit	111	69

Operating Expenses:
Research and development	5,729	2,361
Sales and marketing	6,636	1,495
General and administrative	18,696	5,644
Total operating expenses	31,061	9,500
Income (loss) from operations	(30,950)	(9,431)

Interest expense, net	(1,121)	(120)
Change in fair value of warrant liabilities	—	17
Extinguishment of debt	(1,725)	—
Impairment of investment in nonmarketable security	(2,534)	—
Other expense, net	(16,801)	(29)
Loss before provision for income taxes	(53,131)	(9,563)
Provision for income taxes	—	—
Net loss attributable to common stockholders	$(53,131)	$(9,563)
Net loss per common share - basic and diluted	$(0.09)	$(0.18)
Weighted average number of common shares used in computing net loss per common share	574,220,923	53,681,828
The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2026 and 2025
(in thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	573,438,153	$59	$615,360	$(377,445)	$237,974
Stock-based compensation	211,131	—	5,234		5,234
Equity issuance costs	—	—	(250)		(250)
Issuance of common stock for intangible asset acquisition	7,500,000	1	5,400		5,401
Issuance of common stock in connection with ATM offering, net of fees	36,663,892	3	24,797		24,800
Net loss	—	—	—	(53,131)	(53,131)
Balance as of March 31, 2026	617,813,176	$63	$650,541	$(430,576)	$220,028

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	52,034,060	$5	$384,172	$(298,451)	$85,726
Stock-based compensation	5,986,893	—	648	—	648
Issuance of common stock in connection with the February Offering	4,757,126	1	4,859	—	4,860
Issuance of common stock in connection with warrant exercise	3,246,111	—	—	—	-
Conversion of liability warrants to equity warrants	—	—	15	—	15
Net loss	—	—	—	(9,563)	(9,563)
Balance as of March 31, 2025	66,024,190	6	389,694	(308,014)	81,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2026 and 2025
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(53,131)	$(9,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,234	648
Depreciation and amortization	3,161	2,321
Amortization of debt discounts and paid-in-kind interest	902	120
Fair value of equity warrants in interest expense	—	(17)
Change in fair value of crypto currency	16,133	—
Loss on sale of bitcoin	822	—
Debt extinguishment	1,725	—
Impairment of nonmarketable security	2,534	—
Changes in operating assets and liabilities:
Accounts receivable	220	69
Related party receivable	500	—
Unbilled accounts receivable	401	—
Inventories	(81)	276
Prepaid expenses and other current assets	(2,554)	359
Prepaid software	289	—
Other assets	99	54
Accounts payable	(4,339)	(291)
Due to related party	18,818	—
Accrued liabilities	780	30
Other liabilities	(240)	(30)
Net cash used in operating activities	(8,727)	(6,024)
Cash flows from investing activities:
Issuance of note receivable	(500)	—
Deposit for business combination	—	(1,000)
Cash paid for acquisition of API Media, net	(12,949)	—
Purchases of property and equipment	(264)	(52)
Disposals of property and equipment	(171)	—
Net cash used in investing activities	(13,884)	(1,052)
Cash flows from financing activities:
Repayments on notes payable	(6,963)	(406)
Proceeds form issuing shares through an At-The-Market (ATM) program	29,985	4,945
Equity issuance costs	(210)	—
Repurchase of common stock warrants	—	(622)
Net cash provided by financing activities	22,812	3,917

Net increase (decrease) in cash and cash equivalents	201	(3,159)
Cash and cash equivalents as of beginning of period	2,004	3,330
Cash and cash equivalents as of end of period	$2,205	$171

Noncash Investing and Financing Activities:
Capitalized acquisition costs	—	117
Unpaid financing issuances costs	—	86
Unpaid deferred offering costs	469	117
Settlement of Related Party Payable with Bitcoin	18,156	—
Intangible assets acquired with issuance of common stock	5,400	—
ATM Non cash offering costs	5,812	—
Reclass liability warrant to equity	—	15
The accompanying notes are an integral part of these condensed consolidated financial statements.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)
1.    Business and Summary of Significant Accounting Policies
Datavault AI Inc., formerly known as WiSA Technologies, Inc., and before then Summit Wireless Technologies, Inc. (together with its subsidiaries also referred to herein as “we”, “us”, “our”, “Datavault”, “Datavault AI” or the “Company”), was originally formed as a limited liability company in Delaware on July 23, 2010. The Company’s business is to deliver the best-in-class data management and monetization, as well as using wireless audio to transmit data and audio for consumer use. Datavault stands at the forefront of innovation, delivering cutting-edge Web 3.0 data management and high-performance computing solutions to a global audience.
On May 20, 2025, the Company completed its previously announced asset purchase of technology assets, customer contracts, trademarks, and other intellectual property (collectively, the “CSI Acquired Assets”) from CompuSystems, Inc. (“CSI”). CSI is a provider of registration, data analytics, and lead management services for live events, offering customer support to clients in the trade, association, corporate, and government event markets. Only the results of operations attributable to the CSI Acquired Assets acquired from CompuSystems, Inc. are included in the Company’s unaudited condensed consolidated financial statements from May 20, 2025, onward. Following the acquisition, the Company began operating the CSI Acquired Assets under the brand name “Event Citadel."
On January 22, 2026, the Company completed its previously announced acquisition of all of the outstanding shares of API Media Innovations Inc. (“API Media”). API Media is a technology provider specializing in on-site media capture, data collection, and digital engagement services for live outdoor events, including sporting events and large-scale experiential activations. The results of operations of API Media are included in the Company’s unaudited condensed consolidated financial statements from January 22, 2026, onward. Accordingly, the results of operations of API Media are included in the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026.
Nasdaq Compliance
On February 24, 2026, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), because the closing bid price of the Company’s common stock had remained below $1.00 per share for 30 consecutive business days.
Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted an initial compliance period of 180 calendar days, or until August 24, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time during the compliance period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written confirmation that the Company has regained compliance.
If the Company does not regain compliance by August 24, 2026, the Company may be eligible for an additional 180-calendar day compliance period, provided it satisfies all other continued listing requirements for the Nasdaq Capital Market, other than the Minimum Bid Price Requirement, and provides written notice to Nasdaq of its intention to regain compliance, including, if necessary, by effecting a reverse stock split.
If the Company does not regain compliance within the applicable compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq would provide notice that the Company’s common stock would be subject to delisting from the Nasdaq Capital Market.
Previously, on May 6, 2025, the Company received notice from Nasdaq that it was not in compliance with the Minimum Bid Price Requirement. The Company subsequently regained compliance on October 10, 2025 after the closing bid price of the Company’s common stock remained at or above $1.00 per share for ten consecutive business days, and Nasdaq confirmed the matter had been closed.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

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
The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses. As of March 31, 2026, the Company had two customers accounting for 65% and 31% of accounts receivable. As of December 31, 2025, the Company had two customers accounting for 65% and 32% of accounts receivable.
The Company had two customers accounting for 14% and 11% of its net revenue for the three months ended March 31, 2026. The Company had three customers accounting for 29%, 25% and 18% of its net revenue for the three months ended March 31, 2025.
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

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

Revenue from the Company’s live event and media services business is dependent on the successful execution of events, customer demand, and the continuation of relationships with key customers and partners. This line of business may be subject to seasonality, event timing, and external factors such as economic conditions, venue availability, and potential disruptions to scheduled events. The Company may also rely on a limited number of significant customers, which could result in revenue concentration and variability in operating results from period to period.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoice amount and are generally not interest bearing. The Company reviews its trade receivables aging to identify specific customers with known disputes or collection issues. The Company exercises judgment when determining the adequacy of these reserves as it evaluates historical bad debt trends and changes to customers’ financial conditions. No allowance for credit losses was deemed necessary as of March 31, 2026 or December 31, 2025.
Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The carrying value of the Company’s borrowings and capital lease liabilities approximates fair value based upon borrowing rates currently available to the Company for loans and capital leases with similar terms. The Company’s Crypto assets, NYIAX Investment, Convertible note payable and Warrant liability, are the only financial instruments that are adjusted to fair value on a recurring basis.
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
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and filing fees relating to public offerings, are capitalized. The deferred offering costs will be offset against public offering proceeds upon the effectiveness of an offering. The offering costs for the July ATM were offset with proceeds on a pro-rata basis. In the event that an offering is terminated, deferred offering costs will be expensed. As of March 31, 2026 and December 31, 2025, the Company had capitalized $0.7 million and $5.5 million deferred offering costs, respectively.
Goodwill and Intangible Assets
The Company's intangible assets include goodwill and other intangible assets. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Other intangible assets include trademarks and trade names, patents and customer-related intangibles. Indefinite-lived intangible assets consist of goodwill. All other intangible assets are definite-lived intangible assets and are amortized over their respective estimated lives, ranging from 3 to 10 years.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

The Company is required to perform an impairment review of indefinite-lived intangible assets, including goodwill annually, and more frequently under certain circumstances. Indefinite-lived intangible assets are subjected to this annual impairment test during the fourth quarter of the Company's fiscal year. The Company's impairment evaluation consists of a qualitative impairment assessment in which management evaluates whether it is more likely than not that the indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not, the Company performs a quantitative impairment test, which compares the fair value of the reporting unit or indefinite-lived intangible asset to its carrying value. If the Company determines through the impairment process that the indefinite-lived intangible asset has been impaired, the Company will record the impairment charge in its results of operation. Through March 31, 2026, the Company has never recorded a goodwill impairment charge. In the event that facts and circumstances indicate definite-lived intangible assets may be impaired, the Company evaluates the recoverability and estimated useful lives of such assets. If such indicators are present, recoverability is evaluated based on whether the sum of the estimated undiscounted cash flows attributable to the asset (group) in question is less than their carrying value. If less, the Company measures the fair value of the asset (group) and recognizes an impairment loss if the carrying amount of the assets exceeds their respective fair values.
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
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

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
Revenue Recognition
The Company generates revenue from the sale of consumer audio products and components (“Consumer Audio and Components”), registration, data analytics, and lead management services for live events (“Event Citadel Live Events”), and event-based media and broadcasting services (“API Media”). The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, using the following five-step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, performance obligations are satisfied.
Consumer Audio and Components
Customer purchase orders are considered contracts with customers for Consumer Audio and Components. Revenue, net of expected discounts and allowances, is recognized when control of the promised goods transfers to the customer, which typically occurs upon shipment. The products have been determined to represent the only distinct performance obligations within these arrangements.
Sales to certain distributors may include price adjustments, price protection, stock rotation, and other allowances under certain circumstances. These items are accounted for as variable consideration and are estimated at contract inception based on the expected amount to be provided to customers, which reduces the amount of revenue recognized. Although the Company does not provide customers with a contractual right of return, limited returns may be accepted on a case-by-case basis and are also accounted for as variable consideration. The Company does not expect significant changes to its estimates of variable consideration. Expected costs associated with assurance warranties and claims are recognized as expense as incurred. Taxes assessed by governmental authorities that are both imposed on and concurrent with specific revenue-producing transactions, and that are collected from customers and remitted to governmental authorities, are excluded from revenue.
Event Citadel Live Events
Event Citadel Live Events contracts generally relate to registration, data analytics, lead management, and event preparation and management services provided for trade shows, conferences, and other live events in both the corporate and government sectors. Contracts are generally multi-year arrangements with terms of approximately three years and typically terminate upon completion of the final event specified within the agreement, unless extended by mutual written consent. Event Citadel contracts generally do not contain termination-for-convenience provisions. Contracts may only be terminated for breach or non-performance, in which case the Company is entitled to compensation for services performed through the termination date.
The Company has concluded that Event Citadel contracts generally contain a single performance obligation consisting of integrated event preparation and management services, as the services are highly interrelated and are not separately identifiable within the context of the contract. The transaction price generally includes fixed service fees, pass-through costs, and other reimbursable expenses, including personnel and supply-related costs incurred on behalf of clients. The Company has concluded it acts as principal in these arrangements and therefore recognizes pass-through and

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

reimbursable costs on a gross basis within revenue, with the corresponding expenses recognized within cost of services. Certain contracts also include rebates payable to customers, which are estimated as variable consideration using the most likely amount method and reduce the transaction price.
Revenue is recognized over time as services are rendered because the customer simultaneously receives and consumes the benefits provided by the Company’s performance. The Company measures progress toward satisfaction of the performance obligation using an input method based on labor hours incurred, which management believes best depicts the transfer of services to the customer.
API Media
API Media provides event-based broadcasting, media, and data services for live sporting events, exhibitions, and other large-scale gatherings. Customer contracts generally contain a single integrated performance obligation consisting of on-site event services. Contracts typically require an upfront deposit, with the remaining balance invoiced upon completion of the event. Amounts billed or collected in advance are recorded as contract liabilities until the related services are performed. Revenue is recognized at a point in time upon completion of services at the event, which represents the point at which control of the promised services transfers to the customer and the Company’s performance obligation is satisfied. The Company’s revenue arrangements do not contain significant financing components.
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
Licenses that provide customers with a right-to-use functional intellectual property, where the underlying intellectual property is not expected to be significantly modified or enhanced by the Company during the license term, are recognized at a point in time when control of the license transfers to the customer. Control generally transfers upon execution of the agreement, at which point the customer has the right and ability to use, and obtain substantially all of the remaining benefits from, the licensed intellectual property.
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
During the three months ended March 31, 2026 and 2025, net revenue consisted of the following:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Components	$903	$492
Consumer Audio Products	14	137
Live Events	2,499	—
Total	$3,416	$629

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

Contract Balances
The Company receives payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials as well as for Live Events. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the consolidated balance sheets. Contract assets are recorded when the Company has a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. The Company has $1.3 million and $1.7 million of contract assets as of March 31, 2026 and December 31, 2025, respectively, which are recorded in the current assets section on the condensed consolidated balance sheets. The Company expects to collect 100% of the contract assets as of March 31, 2026 in the next twelve months. During the three months ended March 31, 2026, the Company recognized $907,000 of revenue from contract liabilities that were included in accrued liabilities on the condensed consolidated balance sheets as of December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
Contract Liabilities	$1,512	$1,883
Revenue by Geographic Area
In general, revenue disaggregated by geography (See Note 11) is aligned according to the nature and economic characteristics of our business and provides meaningful disaggregation of our results of operations. Since we operate in one segment, all financial segment and product line information can be found in the condensed consolidated financial statements.
Practical Expedients and Exemptions
As part of our adoption of ASC 606, Revenue from Contracts with Customers, the Company elected to use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; and (iii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.
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
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

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
Advertising Costs
Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three months ended March 31, 2026 and 2025 were $1.7 million and $0.1 million respectively.
Comprehensive Loss
Comprehensive loss represents the changes in equity of an enterprise, other than those resulting from stockholder transactions. Accordingly, comprehensive loss may include certain changes in equity that are excluded from net loss. For the three months ended March 31, 2026 and 2025, the Company’s comprehensive loss is the same as its net loss.
Foreign Currency
The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transaction gains or losses, resulting from re-measuring local currency to the U.S. dollar are recorded in the condensed consolidated statement of operations in Other expense, net and were not material for the three months ended March 31, 2026 and 2025.
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
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

the diluted net loss per common share calculation, warrants exercisable for common stock, restricted stock units and shares issuable upon the conversion of convertible notes payable are considered to be potentially dilutive securities. Net loss is adjusted for any deemed dividends to preferred stockholders to compute income available to common stockholders.
For the three months ended March 31, 2026, warrants to purchase 9,683,027 shares of common stock, 6 shares underlying shares of restricted stock units, 1,050,000 shares underlying shares of restricted stock units issued under an inducement grant, 18,159,535 shares underlying restricted stock awards and 437,501 shares under two grants of restricted stock under inducement grants have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.
For the three months ended March 31, 2025, warrants to purchase 15,204,647 shares of common stock, 12 shares of restricted stock, 1,200,000 shares underlying shares of restricted stock units issued under an inducement grant, 7,014,260 shares underlying restricted stock awards, and 64,183 shares of two grants of restricted stock under inducement grants have been excluded from the calculation of net loss per common share because the inclusion would be antidilutive.
Income Taxes
Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is “more-likely-than-not” that some portion or all of the deferred tax assets will not be realized. The Company has recognized valuation allowances against its deferred tax assets as of March 31, 2026 and December 31, 2025. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
The Company uses a comprehensive model for recognizing, measuring, presenting, and disclosing in the condensed consolidated financial statements tax positions taken or expected to be taken on a tax return. A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2026 and December 31, 2025, the Company recognized no interest and penalties.
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

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

At March 31, 2026, the balance of capitalized costs to fulfill contracts was $0.4 million, all of which is classified as a current asset. During the three months ended March 31, 2026, the Company recognized $0.6 million of amortization related to capitalized contract fulfillment costs. No impairment losses were recognized during the period.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities. Furthermore, the update improves disclosures used to assess income tax information that affects cash flow forecasts and capital allocation decisions. The update is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis but does not impact interim financial statements. The Company has adopted this standard as of January 1, 2025 and the adoption did not have a material impact on the condensed consolidated financial statements.
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
In March 2025, the FASB issued ASU 2025-02, which amended ASC 450-10-S99-1 to remove the text of SAB Topic 5.FF, “Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Its Platform Users.” The amendment reflects the Securities and Exchange Commission ("SEC") staff’s issuance of SAB 122, which rescinded SAB 121 in January 2025. The adoption of ASU 2025-02 did not have a material impact on the Company’s condensed consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the measurement of expected credit losses for accounts receivable and contract assets arising from transactions accounted for under ASC 606. The Company adopted the guidance effective January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting for induced conversions of convertible debt instruments. The Company adopted the guidance effective January 1, 2026. The adoption of ASU 2024-04 did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued and Not Yet Adopted Accounting Pronouncements
ASU 2025-06 Internal-use software issued in September 2025, ASU 2025-06 updates guidance in Subtopic 350-40 to streamline accounting for internal-use software, particularly for agile development methods. This change was a priority for stakeholders who found it difficult to differentiate project stages for capitalizing development costs in iterative environments. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. We do not expect the pronouncement to have a material impact on our condensed consolidated financial statements.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

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

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

The final purchase price and purchase price allocation of assets acquired and liabilities assumed follows:

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
The acquired intangible assets, useful lives and a final estimate of fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$900
Customer relationships	10	5,160
Internal use technology	4	2,810
Total		$8,870
The results of operations of CSI are included in the unaudited consolidated financial statements of the Company for the three months ended March 31, 2026. The goodwill recorded in the CSI acquisition is not deductible for tax purposes.
API Media Innovations
On January 22, 2026, the Company completed its previously announced acquisition of all of the outstanding shares of API Media Innovations Inc. (“API Media”) pursuant to a Stock Purchase Agreement dated October 28, 2025, by and among the Company, API Media, and its shareholders. The aggregate purchase price was $14 million paid in cash, including a $1 million non-refundable deposit paid upon execution of the agreement, which was credited toward the purchase price at closing. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase price allocation is preliminary and subject to adjustment during the measurement period (not to exceed one year from the acquisition date). Any such adjustments will be recorded in the period in which they are identified.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

Cash	$51
Accounts receivable	396
Prepaid expenses	39
Other receivable	2
Right of use asset	87
Property and equipment	231
Intangible assets	5,490
Goodwill	8,150
Accrued expenses	(271)
Right of use liability	(87)
Accounts payable	(88)
Total	$14,000
The acquired intangible assets, useful lives and a final estimate of fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	5	$170
Customer relationships	5	4,080
Internal use technology	3	1,240
Total		$5,490
The Company expects to derive synergy from the acquired intangibles from API with it's own intellectual property. The goodwill recorded in the CSI acquisition is not deductible for tax purposes. The Company recorded fees in three months ended March 31, 2026 of $84,000.
Supplemental Pro Forma Information:
The revenue and net loss of API included in consolidated statement of operations since the acquisition date were $187,000 and $311,000, respectively. Had the acquisition occurred on January 1, 2025, consolidated pro forma revenue, net loss and net loss per common share, basic and diluted would have been as follows:

	Pro Forma (Unaudited) for the three months ended March 31,
	2026	2025
Net revenue	$3,469	$883
Net loss	$(52,715)	$(10,387)

Other Intangible Asset Acquisitions
For the three months ended March 31, 2026, the Company acquired an additional patent from three inventors for an aggregate fair value of $5.4 million and a useful life of 10 years, based on expected future economic benefit, in exchange for the issuance of 7,500,000 shares of common stock. This transaction was considered a related party

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

transaction as described in the related party note. The Company recorded amortization expense of $0.1 million and $0 for the three months ended March 31, 2026 and 2025, respectively.
3.    Balance Sheet Components
Inventories (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$165	$129
Work in progress	66	67
Finished goods	486	440
Total inventories	$717	$636
Property and equipment, net (in thousands):

	March 31, 2026	December 31, 2025
Machinery and equipment	$1,984	$1825
Tooling	3	3
Construction in progress	231	—
Furniture and fixtures	259	114
Leasehold improvements	241	280
	2,718	2,222
Less: Accumulated depreciation and amortization	(1,519)	(1,616)
Property and equipment, net	1,199	606
Depreciation and amortization expense for property and equipment for the three months ended March 31, 2026 and 2025 were approximately of $74,000 and $12,000, respectively.
Intangible assets, net consisted of the following at March 31, 2026.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$99,190	$(11,647)	$87,543
Trade names and trademarks	3,457	(383)	3,074
Customer relationships	9,240	(603)	8,637
Internal use technology	4,050	(686)	3,364
	$115,937	$(13,319)	$102,618

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

As of March 31, 2026, the future amortization of the intangibles acquired is as follows:

2026 remainder	$9,547
2027	12,730
2028	12,730
2029	11,909
2030	11,614
2031	10,812
Thereafter	33,276
$102,618
The Company recognized amortization expense related to intangibles of $3.1 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.
Notes Receivable
In March 2026, the Company entered into a promissory note agreement with NYIAX, Inc. (“NYIAX”), pursuant to which the Company advanced $0.4 million. The note bears interest at an annual rate of 5% and matures on the earlier of (i) June 9, 2026 or (ii) the closing of a merger among NYIAX, the Company, and DVLT Merger Sub Inc. The note is unsecured and may be prepaid without penalty. The note contains customary events of default, including nonpayment, covenant breaches, insolvency events, and certain change-in-control transactions. Upon an event of default, the outstanding balance may become immediately due and payable, and a default penalty of 6% per month may accrue. As of March 31, 2026, the outstanding principal balance was $0.4 million. The Company evaluates collectibility of the note and records an allowance for credit losses, if necessary. As of March 31, 2026, no allowance for credit losses was recorded.
In March 2026, the Company entered into a promissory note agreement with Triton Geothermal LLC (“Triton”), pursuant to which the Company advanced $0.1 million. The note bears interest at a rate of 5% per annum and matures on or after July 26, 2026, upon written notice by the Company, with payment due within five days of such notice. The note may be prepaid at any time without penalty. The note is unsecured and contains customary events of default, including nonpayment, covenant breaches, and insolvency-related events. Upon the occurrence of an event of default and expiration of applicable cure periods, the outstanding principal and accrued interest may become immediately due and payable. As of March 31, 2026, the outstanding principal balance was $0.1 million. The Company evaluates collectibility of the note and records an allowance for credit losses, if necessary. As of March 31, 2026, no allowance for credit losses was recorded.
The Company did not recognize interest income on the notes receivable for the period ended March 31, 2026, as such amounts were immaterial.
Deposits for Business Combination
On October 28, 2025, the Company entered into a Stock Purchase Agreement (the “API Purchase Agreement”) with API Media Innovations Inc. (“API Media”) and its shareholders, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of API Media (the “API Acquisition”) for total consideration of $14.0 million, subject to the terms and conditions of the agreement. Pursuant to the API Purchase Agreement, the Company paid a non-refundable deposit of $1.0 million. The acquisition was completed on January 22, 2026 and thus the deposit was credited as part of purchase consideration.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

Accrued liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accrued vacation	$713	$459
Accrued audit fees	332	332
Accrued compensation	3,583	3,448
Customer advances	1,512	1,883
Accrued other	1,362	670
Accrued royalty payable to related party	—	810
Accrued escrow liability	2,550	2,550
Accrued interest	—	210
Accrued legal fees	1,136	—
Accrued lease liability, current portion	865	640
Total accrued liabilities	$12,053	$11,002
4.    Borrowings
DV Convertible Note
In connection with the acquisition of certain assets (the "EOS Acquired Assets") from EOS Technologies Holdings Inc (f/k/a Data Vault Holdings Inc.) ("EOS Holdings"), which closed on December 31, 2024 (the "EOS" Asset Acquisition"), the Company issued a convertible note to EOS Holdings in the principal amount of $10.0 million due on the third anniversary of the closing on December 31, 2027 (the "EOS Convertible Note"). The Company agreed to pay interest to EOS Holdings on the aggregate unconverted and then outstanding principal amount of the note at the rate of five and twelve hundredths percent (5.12%) per annum, accruing from the closing.
The EOS Convertible Note could be converted at EOS Holdings' option, partially or entirely, into shares of common stock, any time after the maturity date until the EOS Convertible Note is fully paid off. The EOS Convertible Note uses a conversion price equaling to seventy-five percent (75%) of the average VWAP (as defined in the EOS Convertible Note) during the ten (10) consecutive trading days ending on the trading day that is immediately prior to the conversion date subject to a floor price of $1.116 per share. At EOS Holding’s sole discretion, upon a change of control (as defined in the EOS Convertible Note), the Company shall (i) cause any successor entity to assume in writing all of the obligations of the Company under the EOS Convertible Note, (ii) pay or cause to be paid to EOS Holdings the outstanding balance under the EOS Convertible Note in cash, or (iii) pay, at the closing of such change of control, in full satisfaction of the Company’s obligations under the EOS Convertible Note, an amount in cash or equivalent common stock to the amount EOS Holdings would have been paid if it had converted the outstanding balance under the EOS Convertible Note into shares of common stock immediately prior to such closing, at the conversion price.
When the Company entered into capital raising or financing transactions, including the issuance by the Company of shares of common stock or common stock equivalents (as defined in the EOS Convertible Note) for cash consideration, indebtedness or a combination of units thereof (each, a “Subsequent Financing”), then the Company was required first to pay to EOS Holdings at least 10% of the gross proceeds of such Subsequent Financing to redeem all or a portion of the EOS Convertible Note, plus accrued but unpaid interest, plus liquidated damages, if any, and any other amounts then owing to EOS Holdings.
On February 14, 2025, the Company paid a portion of principal and interest of $0.4 million, net, as a result of the February 2025 Public Offering (defined below in Note 6). For the three months ended March 31, 2026, the Company

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

paid an aggregate of $3.9 million in cash resulting in the EOS Convertible Note being paid in full. The ending balance and fair value as of December 31, 2025 was $3.9 million.
In January 2026, the Company fully repaid the outstanding balance of the EOS Convertible Note. The repayment satisfied the remaining principal and any accrued interest outstanding under the note as of the repayment date. Following the payoff, the EOS Convertible Note was extinguished and no further amounts remain outstanding under the agreement.
The Company elected the fair value method for the EOS Convertible Note at issuance of $10.0 million as of December 31, 2025 due to the embedded derivatives identified within the agreement requiring recurring fair value measurements. The note is valued using level 3 inputs. See Note 5, Fair Value Measurements for further information on inputs.
CSI Convertible Notes
As of December 31, 2025, the Company's outstanding debt included two convertible notes issued in connection with the acquisition of CSI which closed on May 20, 2025. Interest on the First Convertible Note and principal on the Second Convertible Note was accrued at the rate of five percent (5%) per annum. Interest began accruing from the six-month anniversary of the closing on the First Convertible Note and from the nine-month anniversary of the closing on the Second Convertible Note on the principal balance no less frequently than quarterly per calendar quarter. The payment of the accrued interest shall occur on the last business day of each calendar quarter.
On March 18, 2026, the Company entered into the settlement agreement with the holders of the First Convertible Note to settle the debt including accrued interest in the aggregate amount of $5.2 million. As of March 31, 2026, the Company has paid $2.0 million of the principal in payments scheduled in the settlement agreement to occur in March 2026 and is required per the settlement agreement to pay the remaining $3.2 million in principal and accrued interest in scheduled payments to occur in April 2026 and May 2026. The balance is included in Short-term promissory notes on the condensed consolidated balance sheet as of March 31, 2026. The Company recorded a debt extinguishment expense of $1.7 million for the three months ended March 31, 2026 equal to the difference of the settlement amount due and the carrying value of the First Convertible Note at the settlement date. The extinguishment expense is recorded on the condensed consolidated statement of operations for the three months ended March 31, 2026.
The Second Convertible Note can be converted, partially or entirely, into shares of common stock, any time after the nine-month anniversary of the closing until the Second Convertible Note is fully paid off. The Second Convertible Note use a conversion price equaling to the average VWAP during the thirty (30) consecutive trading days ending on the trading day that is immediately prior to the conversion date subject to a floor price of $1.40 per share and ceiling price of $2.50 per share (the “Conversion Price”). The entire outstanding principal and accrued interest shall automatically be converted into shares of common stock on the maturity date at the Conversion Price.
The CSI Convertible Notes carrying value at March 31, 2026 was $6.5 million, net of a discount of $1.7 million. Discount accretion expense was $0.6 million for the three months ended March 31, 2026.
5.    Fair Value Measurements
The Company measures the fair value of financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.
•Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

•Level 2 – Pricing is provided by third-party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.
•Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity. The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 by level within the fair value hierarchy, are as follows:

(in thousands)	March 31, 2026
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity investment - NYIAX	$—	$—	$1,766
Bitcoin	$57,111	$—	$—
Liabilities:
Convertible note payable	$—	$—	$—
Warrant liabilities	$—	$—	$9
NYIAX Investment
The Company's investment in NYIAX consists of 2,150,000 shares of NYIAX common stock accounted for at cost less impairments. See Note 9 for further details. During the three months ended March 31, 2026, the Company recorded an impairment of the NYIAX investment of $2.5 million which is recorded in the Impairment of investment in nonmarketable security line on the condensed consolidated statement of operations for the three months ended March 31, 2026. The impairment was primarily driven by a decrease in NYIAX stock price.

(in thousands)	December 31, 2025
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity investment - NYIAX	$—	$—	$4,300
Bitcoin	$92,222	$—	$—
Liabilities:
Convertible note payable	$—	$—	$3,936
Warrant liabilities	$—	$—	$9
There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2026 or 2025.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

Convertible Notes
As described in Note 5, the Company elected the fair value option on the EOS Convertible Note issued on December 31, 2024. The Company uses level 3 inputs to measure the fair value in subsequent periods. The Company paid off the EOS Convertible Note during the three months ended March 31, 2026. See Note 4, Borrowings, for more details.
The following table includes a summary of changes in fair value of the EOS Convertible Notes.

	For the three months ended March 31,
(in thousands)	2026	2025
Beginning balance	$3,936	$10,000
Accrued interest on DV note	3	—
Payoff on DV note	(3,939)	—
Ending balance	$—	$10,000
Fair Value of Crypto Assets
The following table summarizes Crypto assets held for operations (in thousands, except units):

	March 31, 2026
	Units	Cost Basis	Fair Value
Bitcoin	837	$73,108	$57,111

	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	1,054	$92,051	$92,222

	March 31, 2026
	Units	Cost Basis	Fair Value
Beginning balance	1,054	$92,051	$92,222
Additions	—	—	—
Disposals	(217)	(18,943)	(18,978)
Fair value remeasurement	—	—	(16,133)
Ending balance	837	$73,108	$57,111

During the three months ended March 31, 2026, the Company sold 217 Bitcoin to Scilex Holding Company ("Scilex") for aggregate proceeds of $18.2 million. The Bitcoin sold had a cost basis of $18.9 million, resulting in a realized loss of $0.7 million. The sales were executed to fund the Company’s operations. Scilex is a related party.
For the three months ended March 31, 2026, the Company recognized a fair value remeasurement loss of $16.1 million related to changes in the fair value of its Bitcoin holdings. Realized gains and losses and fair value remeasurement gains and losses from crypto assets are recorded in Other expense, net in the consolidated statements of operations. The Company accounts for disposals of Bitcoin using the first-in, first-out (“FIFO”) method.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)
6.    Convertible Redeemable Preferred Stock and Stockholders’ Equity
A summary of the common stock and warrant activity and related information for the three months ended March 31, 2026 and 2025 is provided as follows.
February 2024 Warrants Black Scholes Value Payout

On December 31, 2024 on the closing of the EOS Asset Acquisition, a provision requiring a Black Scholes Value payout was triggered in the remaining outstanding February 2024 Warrants. This provision was triggered because the EOS Asset Acquisition met the criteria for a fundamental change as described in the warrant agreement. The Black Scholes Value payout was valued at $1.96 per share and there was an aggregate number of warrants outstanding of 328,483. In order to receive the payout, holders must elect within 30 days of the fundamental change otherwise the warrants convert to warrants in the Company. The warrants were equity classified prior to the close of the EOS Asset Acquisition and were reclassified to liability treatment as a result of the payout liability on December 31, 2024. In the three months ended March 31, 2025, 316,415 warrants received requests from the holders to receive the Black Scholes Value payout and thus were paid in cash $622,000 with the remaining unrequested warrants being reclassified to equity treatment as the January 30, 2025 deadline passed and they reverted to equity warrants. The Company recognized a gain of $8,000 as a result of reclassifying the warrants to equity.
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
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)
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
During the three months ended March 31, 2025, three holders of warrants executed their right under the “alternative cashless exercise” provision to effect a cashless exercise of a total of 3,246,111 shares of common stock. No warrants were exercised in the three months ended March 31, 2026.
Securities Purchase Agreement
On September 25, 2025, the Company entered into a Securities Purchase Agreement (the “September Purchase Agreement”) with Scilex, to sell in a registered offering, (a) 15,000,000 shares (the “September Shares”) of common stock of the Company, and (b) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 263,914,094 shares (the “Pre-Funded Warrant Shares”) of common stock, for an aggregate purchase price of $150.0 million in the native currency of the Bitcoin blockchain (“BTC”) upon satisfaction of certain closing conditions applicable to the September Shares and Pre-Funded Warrant, respectively.
The BTC paid to the Company in both Closings (as defined below) is valued at the spot exchange rate for BTC as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the September Initial Closing Date (as defined below).
The closing with respect to the September Shares (the “September Initial Closing”) took place on September 26, 2025 (the date of the Initial Closing, the “September Initial Closing Date”). The closing with respect to the Pre-Funded Warrant (the “Pre-Funded Warrant Additional Closing,” and together with the September Initial Closing, the “BTC Closings”), took place on November 25, 2025 (the date after the Company received the approval of its stockholders (i) as required by Nasdaq rules with respect to the transactions contemplated by the September Purchase Agreement including with respect to issuance of all of the Pre-Funded Warrant Shares and (ii) with respect to an amendment to the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance to up to 2,000,000,000.
On the September Initial Closing, the Company received approximately 71 BTC with an aggregate fair value of $7.8 million at the date of receipt. On the Pre-Funded Warrant Additional Closing date the Company received 1,257 BTC with an aggregate fair value of $109.8 million. As of March 31, 2026, the fair value of the BTC was $57.1 million and is recorded in Crypto assets on the condensed consolidated balance sheets. See Note 5 for fair value disclosures. The loss of $16.9 million is recorded in Other expense, net on the condensed consolidated statement of operations.
The Pre-Funded Warrant issued in the Pre-Funded Warrant Additional Closing, is immediately exercisable upon issuance without any beneficial ownership limitation at an exercise price of $0.0001 per share, and will remain exercisable until exercised in full and the Company has treated the shares as though they are outstanding as in-substance common shares. The fair value of the Pre-Funded Warrants of $109.8 million based on the aggregate fair value of the BTC received was recorded to additional paid-in capital as of December 31, 2025.
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
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)
stockholder approval at any stockholder meeting held for that purpose. Additionally, each of the directors and executive officers of the Company, pursuant to lock-up agreements, agreed not to sell or transfer any of the Company securities which they hold, subject to certain exceptions, until the Pre-Funded Warrant Additional Closing Date.
Purchaser Rights
Upon the September Initial Closing, (i) for so long as Scilex beneficially owns an aggregate of at least 10% of the issued and outstanding shares of common stock, Scilex may designate two directors to the board of directors of the Company, and (ii) for so long as Scilex beneficially owns at least 5% but no more than 10% of the issued and outstanding shares of common stock, Scilex may designate one director to the board of directors of the Company.
Maxim ATM
The Company sold 36,663,892 in shares of common stock under the Maxim ATM for net proceeds of $24.8 million for the three months ended March 31, 2026. Maxim receives a fee of 3% of gross proceeds or $0.9 million. Gross proceeds net of fees is recorded in additional paid-in capital on the statement of stockholders' equity for three months ended March 31, 2026 for $24.8 million net of non cash deferred offering costs of $5.2 million.
Consultant Equity Awards
In the three months ended March 31, 2026, the Company recognized $1.0 million of compensation expense for equity awards granted to consultants outside of the 2018 LTIP plan in the aggregate of 909,427 shares of common stock. The shares vest immediately or after six months.
Meme Coin II Dividend
On December 29, 2025, the board of directors of the Company declared a conditional dividend of Dream Bowl Meme Coin II digital collectibles (the “Meme Coins”) to eligible holders of the Company’s common stock and certain other equity securities. The Meme Coins were payable to holders of record as of January 7, 2026 and were distributed beginning on February 27, 2026.
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
Warrant Dividend
On December 29, 2025, the Company’s board of directors also declared a conditional dividend of warrants to purchase shares of the Company’s common stock to eligible holders of the Company’s common stock and certain other equity securities. The warrants were payable to holders of record as of January 7, 2026 and were distributed on February 27, 2026. The number of warrants distributed was 9,665,079.
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
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)
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
The warrants were recorded as an in and out to additional paid in capital for their aggregate fair value of $4.0 million as of the record date of January 7, 2026. The fair value of the common stock warrants uses significant unobservable inputs (Level 3). The fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: stock price on January 7, 2026 of $1.16, exercise price of $5.00, term of 1 year, volatility of 179.0% and risk-free rate of 3.48%. On the distribution date of February 27, 2026 the Company adjusted the fair value to it's distribution date fair value of $1.9 million for which the adjustment was and in and out to additional paid in capital for three months ended March 31, 2026. The fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: stock price on January 7, 2026 of $0.71, exercise price of $5.00, term of 1 year, volatility of 183.7% and risk-free rate of 3.48%
Warrants exercisable as of March 31, 2026 exclude warrants to purchase 12,068 shares of common stock issued to investors that participated in the February 2024 Public Offering that requires shareholder approval prior to the warrants being exercisable.
Information regarding warrants for common stock outstanding and exercisable as of March 31, 2026 is as follows:

Exercise Price	Warrants Outstanding as of March 31, 2026	Weighted Average Remaining Life (years)	Warrants Exercisable as of March 31, 2026
$1.83 - $5.00	9,677,612	0.9	9,665,544
$1,574.00 - $22,800.00	5,401	1.8	5,401
$66,900.00	14	0.2	14
$5.99*	9,683,027	0.9	9,670,959
________________________________________
*Weighted average
Information regarding warrants for common stock outstanding and exercisable as of December 31, 2025 is as follows:

Exercise Price	Warrants Outstanding as of December 31, 2025	Weighted Average Remaining Life (years)	Warrants Exercisable as of December 31, 2025
$1.83 - $3.20	12,207	3.4	139
$1,574.00 - $22,800.00	5,401	2.1	5,401
$38,250.00 - $66,900.00	403	1.6	402
$692.23*	18,011	2.9	5,942
________________________________________
*Weighted average
Warrants exercisable as of December 31, 2025 exclude warrants to purchase 1 share of common stock issued to a marketing firm, which vest upon the achievement of certain milestones and warrants to purchase 12,068 shares of common stock issued to investors that participated in the February 2024 Public Offering that requires shareholder approval prior to the warrants being exercisable.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

7.    Stock-Based Compensation
2018 Long Term Stock Incentive Plan
On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each fiscal quarter. As of March 31, 2026, up to 61,080,567 shares of common stock are available for grants to participants under the LTIP.
A summary of activity related to restricted stock awards with service-based vesting conditions for the three months ended March 31, 2026 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2026	20,180,686	$1.81
Granted	—	$—
Vested	(1,767,855)	$1.76
Forfeited	(498,296)	$1.39
Non-vested as of March 31, 2026	17,914,535	$1.83
A summary of activity related to restricted stock awards with performance-based vesting conditions for the three months ended March 31, 2026 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2026	1,925,000	$0.99
Granted	—	$—
Vested	(1,480,000)	$1.04
Forfeited	(200,000)	$0.96
Non-vested as of March 31, 2026	245,000	$0.70
As of March 31, 2026, the unamortized compensation costs related to the unvested restricted stock awards with service based vesting conditions was approximately $32.2 million which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.63 years. In the three months ended March 31, 2026, 1,480,000 performance awards granted in February 2025 met their vesting criteria and the Company recognized $0.6 million in compensation cost. These performance awards vested upon the achievement of the Company’s aggregate revenue equaling or exceeding $40.0 million over a trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. As of March 31, 2026, the unamortized compensation costs related to the unvested restricted stock awards with performance based vesting criteria was $0.1 million which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.75 years. These performance awards vest upon the achievement of revenue equaling or exceeding certain a threshold over a trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. The performance awards are assigned a 100% probability to achieve the performance conditions.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

For the three months ended March 31, 2026, 1,788,688 shares of restricted stock awards were released under the LTIP with an intrinsic value of $1.2 million.
Inducement Grants
On January 2, 2025, the Company issued 1,200,000 units of restricted stock at a fair value per share of $2.04, to Nathaniel Bradley, the Company’s Chief Executive Officer, as an inducement grant (“Bradley Inducement Grant”) pursuant to an inducement award agreement dated December 31, 2025. Of this grant, 600,000 units have service-based conditions and vest in 3-month equal installments over a 36-month period, while the other 600,000 units have performance-based condition and vest upon the Company’s aggregate revenue equaling or exceeding $40,000,000 over the trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. The performance-based vesting criteria was met in the three months ended March 31, 2026 and the Company recognized $0.5 million in compensation cost. As of March 31, 2026, the unamortized compensation cost for the time-based award related to the Bradley Inducement Grant was approximately $0.7 million which is being amortized on a straight-line basis over a period of 1.72 years.
On May 20, 2025, the Company issued 500,000 units of restricted stock at a fair value per share of $0.97, to Mark LoGuirato, as an inducement grant (“LoGuirato Inducement Grant”) pursuant to an inducement award agreement dated May 20, 2025. Of this grant, 250,000 awards have service-based conditions and vest in 3-month equal installments over a 36-month period, while the other 250,000 awards have performance-based condition and vest upon the Company’s CSI revenue equaling or exceeding $25,000,000 over trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. As of March 31, 2026, the unamortized compensation cost related to the LoGuirato Inducement Grant was approximately $0.3 million which is being amortized on a straight-line basis over a period of 1.66 years.

8.    Income Taxes
The Company recorded no provision for income taxes for the three months ended March 31, 2026 and 2025.
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
As of March 31, 2026 and December 31, 2025, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.
The provision for income taxes for the three months ended March 31, 2026 and 2025 was calculated on a jurisdiction basis.
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
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

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
The following table reflects our lease assets and our lease liabilities at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$4,518	$4,657

Liabilities:
Operating lease liabilities, current	$865	$640
Operating lease liabilities, non-current	$3,568	$3,808
Operating lease right-of-use assets are included in other assets. Operating lease liabilities, current, are included in accrued liabilities and Operating lease liabilities, non-current, are include in other liabilities on the condensed consolidated balance sheets.
Lease Costs:
The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$374	$47
Short term lease cost	$15	8
Total lease cost	$389	$55
As of March 31, 2026, the maturity of operating lease liabilities was as follows (in thousands):

Payments due in:
Year ending December 31, 2026 (9 months remaining)	$886
Year ending December 31, 2027	1,470
Year ending December 31, 2028	1,395
Year ending December 31, 2039	950
Year ending December 31, 2030	684
Total minimum lease payments	5,385
Less: Amounts representing interest	(952)
Present value of operating lease obligations	$4,433

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

Lease Term and Discount Rate:

March 31, 2026
Weighted-average remaining lease term (in years)	4
Weighted-average discount rate	9.7%
The discount rate was calculated by using the Company’s estimated incremental borrowing rate.
Other Information:
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating cash outflows from operating leases	$271	$45
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
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

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
Pursuant to the License Agreement, in consideration of the rights granted to NYIAX under the License Agreement, NYIAX agreed to pay to the Company a license fee in the form of a convertible promissory note in the aggregate amount $2,500,000 (the “NYIAX Convertible Note”). The NYIAX Convertible Note was due on the first anniversary of the closing (the “Maturity Date”). NYIAX agreed to pay interest to the Company on the aggregate unconverted and then outstanding principal amount of the NYIAX Convertible Note at the rate of four percent (4%) per annum, accruing from the closing. The NYIAX Convertible Note may be prepaid in full at NYIAX’s election.
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
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

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
The Company accounted for the NYIAX transactions as a collaborative arrangement and allocated fair values of exchanged assets on their relative fair value. The common stock consideration of aggregate of 7,530,000 shares, including the 2,000,000 contingently issuance shares which are considered probable to be issued, was measured at the closing date of April 9, 2025 for an aggregate fair value of $4.9 million and is recorded to additional paid-in capital on the condensed consolidated balance sheet. The NYIAX common shares received in the aggregate of 2,150,000 were valued at $4.3 million and are recorded as an investment at fair value under the measurement alternative of ASC 321 at the close date fair value of $2 per share on the condensed consolidated balance sheet. The Company recognized an impairment on the investment of $2.5 million in the three months ended March 31, 2026. See Note 5 for details. The fair value method was determined due to the Company not having significant influence over NYIAX. IP licenses received from NYIAX represents the net amount of the shares exchanged and is expensed to research and development of $0.6 million on the condensed consolidated statement of operations.
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
NYIAX Agreement and Plan of Merger
On March 18, 2026, the Company, DVLT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and NYIAX entered into an Agreement and Plan of Merger (the “NYIAX Merger Agreement”), dated March 18, 2026. Pursuant to the provisions of the NYIAX Merger Agreement, on the closing date (the “Closing Date”), (i) Merger Sub will merge with and into NYIAX (the “Merger”), the separate corporate existence of Merger Sub will cease and NYIAX will continue as the surviving company and a wholly owned subsidiary of the Company, and (ii) the Company will pay to NYIAX equity holders aggregate consideration (“Merger Consideration”) of 78,947,368 shares of the Company’s common stock. The Company estimates the Merger Consideration to be $61.6 million based on an aggregate fair value using the closing stock price on March 17, 2026 of $0.78 per share. See note 5 for discussion of impairment of the NYIAX investment.
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
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

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
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

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
Payments under the IBM Purchase Commitment are capitalized to prepaid expenses and are amortized on a straight-line basis over the contractual term, which ends on June 29, 2028, with amortization recorded to research and development expense in the same manner as the related hosting fees. As of March 31, 2026, the Company had approximately $15.3 million of remaining purchase commitments payable under the agreement.
Cloud Services Subscription Agreement
On July 7, 2025, the Company entered into a cloud services subscription agreement (the “Cloud Services Agreement”) with IBM, pursuant to which the Company has agreed to purchase certain subscriptions to IBM cloud services (the “Cloud Services”).

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

The Company has selected their Cloud Services, with the minimum value of the Cloud Services actually purchased within each annual period being (i) $0.1 in the first year, (ii) $2.1 in the second year, and (iii) $4.1 in the third year. If the Cloud Services purchased in an annual period exceed the minimum, that surplus amount can be removed from the required minimum for the following year. If the Cloud Services purchased in an annual period are below the minimum, the Company must place an order covering the additional amount within seven days of the end of the applicable annual period. If the Company does not place that additional order, IBM may invoice the Company and require the Company to pay that additional amount to reach the minimum for the applicable annual period.
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
The Company accounts for the arrangement as a prepaid software and amortizes the related expense on a straight line basis within research and development expense over the contractual term. As of March 31, 2026, the unamortized portion of the initial payment is recorded under prepaid software license on the consolidated balance sheet.
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
Earnout Agreement
In connection with the closing of the EOS Asset Acquisition, the Company and EOS Holdings entered into the Earnout Agreement, dated as of December 31, 2024, pursuant to which the Company shall pay an amount equal to three percent (3%) of the gross revenue of the Company generated from or otherwise attributable to any patents and patent applications included in the EOS Acquired Assets, subject to customary deductions calculated in accordance with U.S. GAAP, and as further set forth in the Earnout Agreement. The earnout period commenced on the closing date of the EOS Asset Acquisition and will end upon the expiration of the last to expire of the patents included in the EOS Acquired Assets (the “Term”). The Company shall make the earnout payments to EOS Holdings on a quarterly basis during the Term. The Earnout Agreement includes customary covenants regarding how the Company can operate its business during the term of the Earnout Agreement.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

10.    Related Parties
Nathaniel Bradley and EOS Holdings
Nathaniel Bradley, the Chief Executive Officer (“CEO”) of the Company, is a control person of EOS Holdings which became a related party of the Company at the close of the EOS Asset Acquisition on December 31, 2024. In addition, Sonia Choi, the Company’s Chief Marketing Officer is the spouse of the Company’s CEO and holds the position of Chief Marketing Officer of EOS Holdings, a related party of the Company. EOS Holdings received 3,999,911 shares of common stock of the Company at the close of the transaction. As described in Note 5 Borrowings, the Company fully paid the EOS Convertible Note to EOS Holdings during the first quarter of 2026. In the third quarter of 2025, EOS Holdings exercised its conversion right under the EOS Convertible Note, converting approximately $3.2 million of the principal balance into shares of the Company’s common stock.
In addition to the EOS Convertible Note, on January 16, 2025, the Company entered into a Transition Services Agreement (“Transition Services Agreement”) to receive from EOS Holdings, employees to provide transition services in connection with the EOS Acquired Assets for a period of up to three months. For the three months ended March 31, 2026, the Company has paid $11,431 to EOS Holdings and has a balance due to EOS as of March 31, 2026 of $0.5 million. $0.4 million was paid to EOS Holdings during the quarter ended March 31, 2025 in connection with the Transition Services Agreement.
Pursuant to the asset acquisition agreement with EOS Holdings, the Company is obligated to pay an earnout equal to 3% of Net Revenue (as defined in the agreement) generated from products and/or services utilizing the acquired Patent Rights. For the three months ended March 31, 2026, the Company recorded no earnout expense. There was no earnout expense or associated revenue during the quarter ended March 31, 2025. As of March 31, 2026, the Company had accrued approximately $0.8 million in earnout payable to EOS Holdings which is included in the accrued liabilities section of the balance sheet. As of December 31, 2025, the Company had accrued approximately $0.8 million in earnout payable. This transaction is expected to be settled with the issuance of stock. No payments or stock issuances were made during the three months ended March 31, 2026.
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
For the three months ended March 31, 2026 and 2025, Hansong Technology purchased modules from the Company and was assessed fees of approximately $141,000 and $11,000, respectively, and made no payments to the Company for the three months ended March 31, 2026. No payments were made for the three months ended March 31, 2025. At March 31, 2026, there was a Hansong deposit liability of $0.3 million. See Note 1 for further details regarding contract liabilities. At March 31, 2026 and 2025, Hansong Technology owed the Company zero and $35,000, respectively.
For the three months ended March 31, 2026 and 2025, Hansong Technology sold speaker products to the Company of approximately $4,000 and $0, respectively, and the Company made no payments to the Hansong Technology for the three months ended March 31, 2026 and 2025. At March 31, 2026 and 2025, the Company owed Hansong approximately $4,000 and $43,000, respectively.
As of March 31, 2026 and December 31, 2025, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.

Scilex Advances and Bitcoin Transactions

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

During the three months ended March 31, 2026, Scilex, a related party and significant shareholder of the Company, provided short-term cash advances to the Company to support working capital and operating needs. The advances bore interest at an annual rate of 15.42%. During the three months ended March 31, 2026, the Company received aggregate cash advances from Scilex of approximately $18.7 million and repaid approximately $18.1 million of principal and $0.1 million of accrued interest through transfers of Bitcoin. As of March 31, 2026, amounts outstanding under the advances totaled approximately $0.7 million of principal and $19,000 of accrued interest. The Company accounts for transfers of Bitcoin used to settle related party obligations as noncash financing activities and derecognizes the digital assets at their carrying value on the date of transfer. Any resulting realized gains or losses are recognized in Other expense, net. There were no Scilex advances for the three months ended March 31, 2025.
Other Intangible Asset Acquisitions
For the three months ended March 31, 2026, the Company acquired an additional patent from three inventors, including Dr. Henry Ji and Stephen Ma, both related parties, for an aggregate fair value of approximately $5.4 million. Dr. Ji is a related party of the Company, and Mr. Ma serves as Chief Financial Officer of Scilex, Inc., a significant shareholder and related party of the Company. The patent was assigned a useful life of 10 years based on the estimated period of expected future economic benefit. As consideration for the acquisition, the Company agreed to issue an aggregate of 7,500,000 shares of common stock, consisting of 2,500,000 initial closing shares and 5,000,000 contingent shares issuable upon achievement of specified milestones. The Company recorded amortization expense related to the acquired patent of approximately $0.1 million and $0 for the three months ended March 31, 2026 and 2025, respectively.
11.    Segment Information
The Company operates in one business segment. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide condensed consolidated results.
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
The Company operates in one business segment. Our chief decision-maker, the Chief Executive Officer, evaluates our performance based on company-wide condensed consolidated results.
The following table reflects results of operations of the Company’s reportable segment (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net revenue	3,416	629
Cost of net revenue	3,305	560
Salaries, benefits, and stock based compensation expense	9,468	3,558
Other segment expenses	18,432	3,621
Depreciation and amortization expense	3,161	2,321
Interest (expense), net	(1,121)	(120)
Other (expense) income, net	(21,060)	(12)
Income tax expense	—	—
Net loss	$(53,131)	$(9,563)

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Asia Pacific	$424	$365
North America	2,515	137
Europe	477	127
Total	$3,416	$629
Substantially all of our long-lived assets are located in the United States.
12.    Subsequent Events
Vivasor Subscription Agreement
On April 23, 2026, the Company filed a prospectus supplement to the registration statement of which this prospectus supplement forms a part (Registration No. 333-294502), for the purpose of registering the sale and issuance by us of 75,942,666 shares of our Common Stock to Vivasor, Inc. (“Vivasor”), a related party, in consideration for our purchase of 8,163,265 shares of Vivasor’s Series A common stock, at a purchase price of $6.125 per share for aggregate consideration of $50 million, pursuant to a Subscription Agreement by and between the Company and Vivasor, dated as of April 16, 2026.
Scilex Binding Term Sheet
On April 26, 2026, the Company entered into a binding term sheet (the “Scilex Term Sheet”) with Scilex, which sets forth the principal terms and conditions of a proposed cash contribution and revenue participation arrangement between the Company and Scilex (the "Scilex Transaction"). Pursuant to the Scilex Term Sheet, and subject to the finalization of mutually agreeable definitive transaction documents and, ultimately, the satisfaction of certain customary closing conditions, to be contained therein, it is expected that Scilex will make an upfront cash contribution to the Company in the amount $120.0 million, to be paid in multiple closings, with the final closing to occur no later than December 31, 2026 (the “Upfront Payment”). The Company will use the proceeds from the Upfront Payment exclusively to fund the deployment of our quantum-ready graphics processing units (“GPUs”) infrastructure across an estimated 100 cities in the United States (the “Quantum-Ready Edge Network”), including build-out, equipment, related working capital, and reasonable overhead expenses directly attributable thereto.
In consideration of the Upfront Payment, the Company would become obligated to pay Scilex an amount equal to (i) 30% of gross revenues recognized by the Company attributable exclusively to the Quantum-Edge Nextwork (the "Network Revenues") until the aggregate amount of such payments to Scilex equals $250.0 million (the "Interim Cap"), (ii) from and after the time that the Interim Cap has been reached, 15% of Network Revenues until aggregate amount of such payments to Scilex (when combined with amounts applied to the Interim Cap) equals $1.2 billion (the "Additional Cap"), and (iii) from and after the time that the Additional Cap has been reached, 5% of Network Revenues during the remaining lifetime of the GPU's purchased using the Upfront Payment.
The Term Sheet contemplates the execution of definitive agreements containing customary representations, warranties, covenants, indemnification provisions, and closing conditions. There can be no assurance that definitive agreements will be executed or that the proposed transaction will be consummated on the terms currently contemplated, or at all. The proposed transaction remains subject to further negotiation, regulatory and corporate approvals, market conditions, and other customary conditions outside the Company’s control.
CyberCatch Binding Letter of Intent

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Three Months Ended March 31, 2026 and 2025
(unaudited)

On April 26, 2026, the Company entered into a binding letter of intent (the “CyberCatch LOI”) with CyberCatch Holdings, Inc. (“CyberCatch”), under which the Company and CyberCatch will enter into a definitive agreement for the Company to acquire 100% of CyberCatch in an all-stock transaction structured as a court-approved plan of arrangement under the Business Corporations Act (British Columbia) (the “CyberCatch Acquisition”). Under the CyberCatch LOI and subject to a definitive agreement, the Company will acquire 100% of CyberCatch’s issued and outstanding common shares (being approximately 26.8 million shares) in exchange for approximately 49.9 million newly issued shares of the Company's common stock at CAD $5.11 per CyberCatch share, which implies an aggregate value to CyberCatch’s issued and outstanding common shares of CAD $136.8 million. All issued and outstanding CyberCatch securities convertible into or exercisable for CyberCatch common shares will be exchanged for shares of the Company's common stock on a cashless exercise basis at a deemed value of USD $2.00 per share of common stock. Upon closing of the transaction, subject to customary board, stock exchange and any necessary regulatory and shareholder approvals, it is anticipated that the Company's stockholders will hold approximately 92.48% and CyberCatch shareholders approximately 7.52% of the Company's outstanding equity. It is anticipated that CyberCatch will operate as a wholly-owned subsidiary of the Company from San Diego, California, and CyberCatch founder, Chairman, and Chief Executive Officer Sai Huda will serve as President of the subsidiary, reporting to Nathaniel T. Bradley, the Company's Chief Executive Officer.
Registered Direct Offering
On May 3, 2026, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with certain institutional investors, pursuant to which the Company agreed to sell and issue in a registered direct offering (the "Offering") an aggregate of 109,090,910 shares of common stock at an offering price of $0.55 per share for aggregate gross proceeds to the Company from the Offering of approximately $60.0 million, before deducting the Placement Agent’s (as defined below) fees and offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for the deployment of its quantum-ready graphics processing unit edge network, including build-out and equipment, as well as working capital and general corporate purposes. The Offering closed on May 5, 2026.
Pursuant to the Purchase Agreement, the Company has agreed that, subject to certain exceptions, from the date of the prospectus supplement until forty-five (45) days after the closing of the Offering, (i) neither it nor any of its subsidiaries shall (a) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any Common Stock or Common Stock Equivalents (as defined in the Purchase Agreement) or (b) file any registration statement or any amendment or supplement thereto, and (ii) it shall not enter into a Variable Rate Transaction (as defined in the Purchase Agreement).
In connection with the Offering, the Company entered into a Placement Agency Agreement, dated as of May 3, 2026, with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to serve as the sole placement agent for the issuance and sale of securities of the Company pursuant to the Purchase Agreement. As compensation for such services, the Company agreed to pay the Placement Agent a cash fee of $4.2 million and issue to the Placement Agent, or its designees, warrants to purchase up to 5,454,545 shares of Common Stock (the “Placement Agent Warrants”) at the closing of the Offering. The Placement Agent Warrants have a term of five years from the date of the prospectus supplement and have an exercise price of $0.6325 per share. The Company also agreed to reimburse the Placement Agent for legal and other expenses incurred by it in connection with the offering in an aggregate amount up to $60,000. The warrants have a five-year term. The Shares, the Placement Agent Warrants and the shares of Common Stock issuable upon exercise of the Placement Agent Warrants (the “Placement Agent Warrant Shares”) were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-294502), which was originally filed with the SEC on March 20, 2026, and was declared effective on March 25, 2026, a base prospectus forming a part of the effective registration statement dated March 25, 2026 and a prospectus supplement dated May 3, 2026.

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
From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including risks related to Datavault’s ability to remain listed on the Nasdaq Capital Market; Datavault’s need for financing in the near term to support its ongoing operations; the volatility of the market price for Datavault’s common stock; market, economic and other conditions; Datavault’s ability to manage costs and execute on its operational and budget plans; risks related to mergers and acquisitions activity, including our ability to close certain acquisitions and realize the anticipated benefits from those acquisitions; our ability to realize the anticipated benefits from the acquisitions of CompuSystems, Inc. (“CSI”), API Media Innovations Inc. and NYIAX, Inc. (“NYIAX”); our ability to complete the acquisition of NYIAX; and Datavault’s ability to achieve its financial goals. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.
Overview
Datavault AI Inc. (“Datavault,” the “Company,” “us,” “our,” or “we”) is a pioneering technology licensing company that owns a portfolio of patented, secure platforms designed to redefine how data is managed, valued, and monetized in the modern era. Leveraging our proprietary high-performance computing capabilities and advanced software, our technology offerings are designed to ensure data ownership immutability, experiential data observability, precise data asset valuation, and secure monetization-which we believe will unlock significant opportunities for businesses in an increasingly data-driven world. Datavault has two synergistic platforms-Data Sciences and Acoustic Sciences-that our executive leadership is focusing on as key drivers of future revenue growth.
Our Data Sciences division is focused on the delivery of cyber-secure, privacy protected data management and monetization technologies, the heart of which are our offerings of artificial intelligence-driven agents-branded as Data Vault®, DataValue®, DataScore®, and Data Vault Bank®. We believe our Data Sciences division will redefine data management by providing a software as a service platform designed to enable organizations to acquire, value, refine, and monetize their data assets with unparalleled security and control. Our Acoustic Sciences division is focused on technological innovations that have already produced advanced technologies in data-over-sound, low latency spatial audio and high-definition audio transmission, and our patented semiconductor and digital module technologies are currently being deployed by several key customers, including Bang & Olufsen, Harmon Kardon, Klipsch and other leading electronics manufacturer.
Comparison of the Three Months Ended March 31, 2026 and March 31, 2025
Revenue
Revenue for the three months ended March 31, 2026 was $3.4 million, an increase of $2.8 million or 443% compared to the revenue for the three months ended March 31, 2025 of $0.6 million. The increase was a result of the acquisition of CSI.
Gross Profit and Operating Expenses
Gross Profit
Gross profit for three months ended March 31, 2026 was $0.1 million compared to a gross profit of $0.1 million for the three months ended March 31, 2025. The gross profit as a percent of sales was 3% for the three months ended March 31, 2026, compared to the gross profit of 11% for the three months ended March 31, 2025. The decrease in gross profit is due to the inclusion of lower-margin revenue as a result of the acquisition of CSI.
Research and Development
Research and development expenses for the three months ended March 31, 2026 were $5.7 million, an increase of $3.3 million, compared to the research and development expenses for the three months ended March 31, 2025 of $2.4 million. The increase in research and development expenses is primarily driven by IBM Watsonx AI and SanQtum AI subscription licenses of $3.1 million and higher legal expenses of $0.3 million.
Sales and Marketing
Sales and marketing expenses for the three months ended March 31, 2026 were $6.6 million, an increase of $5.1 million compared to the sales and marketing expenses for the three months ended March 31, 2025 of $1.5 million. The increase in sales and marketing expenses is primarily related to an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $1.5 million, an increase in advertising and sponsorship projects of $2.8 million and consulting expenses of $0.4 million.
General and Administrative
General and administrative expenses for the three months ended March 31, 2026 were $18.7 million, an increase of $13.1 million compared to general and administrative expenses for the three months ended March 31, 2025 of $5.6 million. The increase in general and administrative expenses is primarily driven by higher headcount, resulting in additional salaries, wages, commissions, benefits, and stock-based compensation of $4.4 million; consulting and legal expenses of $1.6 million and $2.5 million respectively; higher amortization of intangibles assets of $0.8 million related to the CSI acquisition closed on May 20, 2025, the IP acquisitions from Turner Global Media LLC and Web Access LLC closed in July 2025, the IP acquisition closed on January 04, 2026 and the API acquisition closed on January 22, 2026. The increase also reflects higher acquisition-related expenses and investor relations costs of $0.6 million each.
Interest Expense, net
Interest expense, net for the three months ended March 31, 2026 was $1.1 million, an increase of $1.0 million compared to the interest income for the three months ended March 31, 2025 of $0.1 million. Interest expense increased due to an increase in borrowings.
Debt Extinguishment
Debt extinguishment expense for the three months ended March 31, 2026 was $1.7 million, representing the difference between the settlement amount due and the carrying value of the First Convertible Note on the settlement date.

Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for the three months ended March 31, 2026 was zero compared to $17,000 of income for the three months ended March 31, 2025.
Impairment of investment in nonmarketable security
Impairment of investment in marketable security for the three months ended March 31, 2026 was $2.5 million compared to none for the three months ended March 31, 2025. This impairment increase was primarily due to the decline in value of our investment in NYIAX.
Other Expense, net
Other expense, net for the three months ended March 31, 2026 was $16.8 million compared to $29,000 for the three months ended March 31, 2025. This increase was primarily due to realized and unrealized gains and losses on crypto assets.
Liquidity and Capital Resources
Cash and cash equivalents as of March 31, 2026 were $2.2 million compared to $2.0 million, as of December 31, 2025.
We recorded a net loss of $53.1 million for the three months ended March 31, 2026 and used net cash in operating activities of $8.7 million for the three months ended March 31, 2026 vs $6.0 million for the three months ended March 31, 2025. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the three months ended March 31, 2026, was related to an increase in the net loss.
Cash used in investing activities for the three months ended March 31, 2026 and 2025 totaled approximately $13.9 million and $1.1 million, respectively. The increase was due to the acquisition of API on January 22, 2026.
Cash provided by financing activities for the three months ended March 31, 2026 and 2025 totaled approximately $22.8 million and $3.9 million, respectively. The increase of $18.9 million of cash provided by financing activities is primarily attributable to an increase of $25.0 million provided by proceeds from equity offerings, offset by and increase of debt payments of $6.6 million.
We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock, sale of debt instruments and through the sale of Bitcoin. As of May 15, 2026, we utilized our July ATM program to sell common stock for net proceeds of $32.4 million. We raised net proceeds of $55.8 million on May 4, 2026 in a registered direct offering. We will need to raise additional proceeds via the issuance of equity securities and/or the sale of debt instruments in the remainder of 2026 to fund operations. In addition to raising proceeds from the issuance of equity securities/debt instruments, the Company has sufficient cash and cash equivalents, BTC, and other resources for the next 12 months.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 9, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements under the caption “Contingencies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes to information required regarding risk factors from the end of the preceding year to the date of this Quarterly Report on Form 10-Q. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

2.3
Agreement and Plan of Merger among Datavault AI Inc., DVLT Merger Sub, Inc., and NYIAX, Inc., dated March 18, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2026).

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

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2026).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2026).
10.1*	Master Purchase Order Agreement between Datavault AI Inc. and AP Global Holdings LLC (Available Infrastructure), dated January 4, 2026.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datavault AI Inc.

Date: May 15, 2026	By:	/s/ Nathaniel Bradley
Name: Nathaniel Bradley
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Brett Moyer
Name: Brett Moyer
Title: Chief Financial Officer
(Principal Financial Officer)