Form 10-Q
period 2026-06-30
Datavault AI Inc.
filed 2026-08-19
CIK 1682149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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
If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 19, 2026 is 949,728,605.

DATAVAULT AI INC. and Subsidiaries
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2026

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
DATAVAULT AI INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$1,400	$2,004
Accounts receivable	3,598	888
Related party receivable	24,040	30,000
Unbilled accounts receivable	621	1,705
Inventories	942	636
Note receivable	1,900	—
Crypto assets	49,016	92,222
Deferred offering costs	5,245	5,500
Prepaid software license, current	8,084	7,759
Prepaid expenses and other current assets	40,115	2,159
Total current assets	134,961	142,873
Property and equipment, net	2,452	606
Intangible assets, net	100,235	94,816
Goodwill	27,285	19,135
Prepaid software license, noncurrent	5,158	6,956
Investments in non-marketable securities	1,892	4,300
Deposit for business combination	—	1,000
Other assets	4,659	5,018
Total assets	$276,642	$274,704

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$9,705	$10,832
Accrued liabilities	11,549	11,002
Due to related party	788	98
Short-term convertible note payable, related party	3,680	3,936
Short-term promissory notes	1,544	1,013
Total current liabilities	27,266	26,881
Convertible notes payable	—	5,917
Other liabilities	3,482	3,932
Total liabilities	30,748	36,730
Commitments and contingencies (Note 9)
Common stock, par value $0.0001; 2,000,000,000 shares authorized; 854,456,625 and 573,438,153 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	87	59
Additional paid-in capital	764,408	615,360
Accumulated deficit	(518,601)	(377,445)
Total stockholders’ equity	245,894	237,974
Total liabilities and stockholders’ equity	$276,642	$274,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAVAULT AI INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2026 and 2025
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Live event production revenue	$2,839	$1,432	$5,338	$1,432
Consumer audio products, components, and other revenue, net	1,053	277	1,829	895
Consumer audio products and components, related party, net	316	26	457	37
Patent license revenue	2,509	—	2,509	—
Total net revenue	6,717	1,735	10,133	2,364

Cost of revenue, live events	3,278	1,396	6,073	1,396
Cost of revenue, consumer audio products, components, and other	557	304	1,067	864
Cost of revenue, patent license	4	—	4	—
Total cost of net revenue	3,839	1,700	7,144	2,260
Gross profit	2,878	35	2,989	104

Operating Expenses:
Research and development	7,235	4,224	12,964	6,585
Sales and marketing	7,184	1,742	13,820	3,237
General and administrative	14,915	6,528	33,611	12,172
Total operating expenses	29,334	12,494	60,395	21,994
Loss from operations	(26,456)	(12,459)	(57,406)	(21,890)

Interest expense, net	(1,000)	(17,202)	(2,121)	(17,322)
Change in fair value of 2025 Notes measured at fair value	—	(8,804)	—	(8,804)
Change in fair value of convertible note to related party measured at fair value	—	1,355	—	1,355
Loss on Crypto assets	(8,094)	—	(25,050)	—
Extinguishment of debt	—	—	(1,725)	—
Impairment of investments in non-marketable securities	(56,372)	—	(58,906)	—
Change in fair value of warrant liabilities	3,866	2	3,866	19
Other income/(expense), net	31	(3)	186	(32)
Loss before provision for income taxes	(88,025)	(37,111)	(141,156)	(46,674)
Provision for income taxes	—	5	—	5
Net loss attributable to common stockholders	$(88,025)	$(37,116)	$(141,156)	$(46,679)
Net loss per common share - basic and diluted	$(0.12)	$(0.54)	$(0.22)	$(0.77)
Weighted average number of common shares used in computing net loss per common share	727,623,511	68,174,418	651,345,981	60,968,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAVAULT AI INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended June 30, 2026 and 2025
(in thousands, except share and per share data)
(unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	573,438,153	$59	$615,360	$(377,445)	$237,974
Stock-based compensation	211,131	—	5,234	—	5,234
Equity issuance costs	—	—	(250)	—	(250)
Issuance of common stock for intangible asset acquisition	7,500,000	1	5,400	—	5,401
Issuance of common stock in connection with ATM offering, net of fees	36,663,892	3	24,797	—	24,800
Net loss	—	—	—	(53,131)	(53,131)
Balance as of March 31, 2026	617,813,176	$63	$650,541	$(430,576)	$220,028
Stock-based compensation	46,094,139	—	5,657	—	5,657
Equity issuance costs	—	—	(2,108)	—	(2,108)
Issuance of common stock with NYIAX transaction	2,000,000	—	—	—	—
Issuance of common stock in connection with Vivasor investment	75,942,666	8	56,190	—	56,198
Issuance of common stock in connection with May Offering, net of fees	109,090,910	11	55,729	—	55,740
Issuance of common stock in connection with ATM offering, net of fees	3,515,734	5	2,371	—	2,376
Warrant dividend classified as liability	—	—	(3,972)	—	(3,972)
Net loss	—	—	—	(88,025)	(88,025)
Balance as of June 30, 2026	854,456,625	$87	$764,408	$(518,601)	$245,894

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	52,034,060	$5	$384,172	$(298,451)	$85,726
Stock-based compensation	5,986,893	—	648	—	648
Issuance of common stock in connection with the February Offering	4,757,126	1	4,859	—	4,860
Issuance of common stock in connection with warrant exercise	3,246,111	—	—	—	—
Conversion of liability warrants to equity warrants	—	—	15	—	15
Net loss	—	—	—	(9,563)	(9,563)
Balance as of March 31, 2025	66,024,190	$6	$389,694	$(308,014)	$81,686
Stock-based compensation	3,701,197	—	1,151	—	1,151
Issuance of common stock in connection with warrant exercise	2,989,887	—	—	—	—
Issuance of common stock for conversions	1,845,945	—	1,545	—	1,545
Issuance of common stock with NYIAX transaction	1,500,000	—	—	—	—
Issuance of warrants with the 2025 Notes	—	—	16,657	—	16,657
Issuance of common stock for the acquisition of CompuSystems, Inc.	10,600,000	1	10,282	—	10,283
Equity Issuance costs	—	—	(137)	—	(137)
Net loss	—	—	—	(37,116)	(37,116)
Balance as of June 30, 2025	86,661,219	$7	$419,192	$(345,130)	$74,069
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAVAULT AI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2026 and 2025
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(141,156)	$(46,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,891	1,799
Depreciation and amortization	6,449	4,825
Amortization of debt discounts and paid-in-kind interest	1,308	520
Change in fair value of convertible debt	—	7,595
Fair value of equity warrants in interest expense	—	16,657
Loss on digital assets	25,050	—
Debt extinguishment	1,725	—
Impairment of investments in non-marketable securities	58,906	—
Shares payable to NYIAX	—	1,088
Change in fair value of warrant liability	(3,866)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(2,312)	(119)
Related party receivable	5,960	—
Unbilled accounts receivable	1,084	21
Inventories	(306)	416
Prepaid expenses and other current assets	(43,269)	182
Prepaid software	1,473	—
Other assets	446	54
Accounts payable	(2,404)	962
Related party payable	146	—
Accrued liabilities	393	(68)
Other liabilities	(481)	(65)
Net cash used in operating activities	(79,963)	(12,831)

Cash flows from investing activities:
Issuances of notes receivable	(2,000)	—
Repayment of note receivable	100	—
Cash paid for acquisition of API Media, net of cash	(12,949)	—
Cash paid for acquisition of CSI, net of cash	—	(6,500)
Purchases of property and equipment	(582)	(52)
Construction in progress	(555)	—
Purchases of intangible assets	(824)	—
Investment in non-marketable securities	(300)	—
Net cash used in investing activities	(17,110)	(6,552)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAVAULT AI INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2026 and 2025
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of short-term debt	$2,000	$—
Proceeds from issuing shares through an At-The-Market (ATM) program	32,363	—
Proceeds from issuance of common stock in connection with May Offering	55,740	—
Proceeds from issuance of convertible notes, net of issuance costs	—	13,698
Proceeds from issuance of common stock, net of issuance costs	—	4,722
Advances from related party	18,700	—
Debt issuance costs	(80)	—
Equity issuance costs	(1,626)	—
Repayments of notes payable	(6,688)	—
Repayments of convertible note payable, related party	(3,940)	(1,083)
Repurchase of common stock warrants	—	(622)
Net cash provided by financing activities	96,469	16,715
Net decrease in cash and cash equivalents	(604)	(2,668)
Cash and cash equivalents as of beginning of period	2,004	3,330
Cash and cash equivalents as of end of period	$1,400	$662

Non-cash Investing and Financing Activities:
ATM non-cash offering costs	5,557	—
Repayment of advances from related party with Bitcoin	18,156	—
Intangible assets acquired with issuance of common stock	5,401	—
Investment in Vivasor, Inc. through common stock issuance	56,198	—
Warrant dividend classified as liability	3,972	—
Capitalized acquisition costs	—	117
CompuSystems, Inc. Convertible Notes issued for CompuSystems, Inc. acquisition	—	9,718
Non cash common shares issued in CompuSystems, Inc. acquisition	—	10,282
Deposit paid in December 2024 used in CompuSystems, Inc. acquisition closing	—	1,000
Shares payable to NYIAX in share exchange agreement	—	1,088
Reclass liability warrant to equity	—	15
May 2025 10% note conversions	—	1,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2026 and 2025
(unaudited)

1.    Business and Summary of Significant Accounting Policies
Datavault AI Inc., formerly known as WiSA Technologies, Inc., and before then Summit Wireless Technologies, Inc. (together with its subsidiaries also referred to herein as “we,” “us,” “our,” “Datavault,” “Datavault AI” or the “Company”), was originally formed as a limited liability company in Delaware on July 23, 2010. The Company operates through two synergistic technology platforms, Data Sciences and Acoustic Sciences. The Data Sciences platform is focused on data management, valuation and monetization technologies, while the Acoustic Sciences platform is focused on technologies and solutions involving data-over-sound, spatial and high-definition audio, and live-event data capture and engagement.
On May 20, 2025, the Company completed its previously announced asset purchase of technology assets, customer contracts, trademarks, and other intellectual property (collectively, the “CSI Acquired Assets”) from CompuSystems, Inc. (“CSI”). CSI is a provider of registration, data analytics, and lead management services for live events, offering customer support to clients in the trade, association, corporate, and government event markets. The Company operates the CSI Acquired Assets under the brand name “Event Citadel” as part of its Acoustic Sciences platform. The results of operations attributable to the CSI Acquired Assets are included in the Company’s unaudited condensed consolidated financial statements from May 20, 2025, onward.
On January 22, 2026, the Company completed its previously announced acquisition of all of the outstanding shares of API Media Innovations Inc. (“API Media”). API Media is a technology provider specializing in on-site media capture, data collection, and digital engagement services for live outdoor events, including sporting events and large-scale experiential activations. API Media operates as part of the Company’s Acoustic Sciences platform. The results of operations of API Media are included in the Company’s unaudited condensed consolidated financial statements from January 22, 2026, onward and, accordingly, are included in the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026.
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

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2026 and 2025
(unaudited)

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Article 8-03 of Regulation S-X and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated balance sheet as of June 30, 2026 was derived from the audited annual financial statements as of December 31, 2025 but does not include all information required by U.S. GAAP for annual financial statements. The financial statements include the accounts of the Company, all entities that are wholly owned by the Company, and all entities in which the Company has a controlling financial interest. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected by the Company. Such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts with financial institutions. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
The Company’s accounts receivable are derived from revenue earned from customers located throughout the world. The Company performs credit evaluations of its customers’ financial condition and may, in certain circumstances, require full or partial payment in advance of shipping. As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses. As of June 30, 2026, the Company had two customers accounting for 54% and 32% of accounts receivable. As of December 31, 2025, the Company had two customers accounting for 65% and 32% of accounts receivable. These receivables are with related parties, Vivasor and Scilex. See related party footnote disclosure.
The Company had two customers accounting for 37% and 9% of its net revenue for the three months ended June 30, 2026. The Company had two customers accounting for 25% and 10% of its net revenue for the six months ended June 30, 2026. The Company had two customer accounting for 18% and 10% of its net revenue for the three months ended June 30, 2025. The Company had two customers accounting for 13% and 10% of its net revenue for the six months ended June 30, 2025.
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
For the three and six months ended June 30, 2026 and 2025
(unaudited)

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
Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. The carrying value of the Company’s borrowings and capital lease liabilities approximates fair value based upon borrowing rates currently available to the Company for loans with similar terms. The Company’s Crypto assets are the only financial instruments that are adjusted to fair value on a recurring basis.
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
Business Combinations
We account for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting. Purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2026 and 2025
(unaudited)

based on the estimated fair values as of the acquisition date, which are measured in accordance with fair value measurement accounting principles. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. The results of the acquired businesses are included in our results of operations beginning from the date of acquisition. Acquisition-related costs are expensed as incurred.
During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the allocation of purchase consideration and to the fair values of assets acquired and liabilities assumed to the extent that additional information becomes available. After this period, any subsequent adjustments are recorded in the consolidated statements of operations.
Asset Acquisitions
We account for acquisitions of assets or groups of assets that do not meet the definition of a business as asset acquisitions. The cost of an asset acquisition, including transaction costs, is allocated to the individual assets acquired and liabilities assumed based on their relative fair values. No goodwill is recognized in an asset acquisition. Acquired intangible assets are amortized over their estimated useful lives when finite-lived and are evaluated for impairment in accordance with the applicable accounting guidance.
Revenue Recognition
The Company generates revenue from the sale of consumer audio products and components (“Consumer Audio and Components”), registration, data analytics, and lead management services for live events (“Event Citadel Live Events”), event-based media and broadcasting services (“API Media”), and licensing patents. The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, using the following five-step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, performance obligations are satisfied.
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
For the three and six months ended June 30, 2026 and 2025
(unaudited)

mutual written consent. Event Citadel contracts generally do not contain termination-for-convenience provisions. Contracts may only be terminated for breach or non-performance, in which case the Company is entitled to compensation for services performed through the termination date.
The Company has concluded that Event Citadel contracts generally contain a single performance obligation consisting of integrated event preparation and management services, as the services are highly interrelated and are not separately identifiable within the context of the contract. The transaction price generally includes fixed service fees, pass-through costs, and other reimbursable expenses, including personnel and supply-related costs incurred on behalf of clients. The Company has concluded it acts as principal in these arrangements and therefore recognizes pass-through and reimbursable costs on a gross basis within revenue, with the corresponding expenses recognized within cost of services. Certain contracts also include rebates payable to customers, which are estimated as variable consideration using the most likely amount method and reduce the transaction price.
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

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2026 and 2025
(unaudited)

During the three and six months ended June 30, 2026 and 2025, net revenue consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Live Events	$2,839	$1,432	$5,338	$1,432
Consumer Audio Products	10	45	24	182
Components	1,359	258	2,262	750
Patent License	2,509	—	2,509	—
Total	$6,717	$1,735	$10,133	$2,364
Contract Balances
The Company receives payments from customers based on a billing schedule as established in our contracts to partially offset prepayments required by our vendors on long lead time materials as well as for Live Events. Amounts collected prior to the fulfillment of the performance obligation are considered contract liabilities and classified as customer advances within accrued liabilities on the condensed consolidated balance sheets. Contract assets are recorded when the Company has a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. The Company has $0.6 million and $1.7 million of contract assets as of June 30, 2026 and December 31, 2025, respectively, which are recorded in the current assets section on the condensed consolidated balance sheets. The Company expects to collect 100% of the contract assets as of June 30, 2026 in the next twelve months. During the six months ended June 30, 2026, the Company recognized $1,535,000 of revenue from contract liabilities that were included in accrued liabilities on the condensed consolidated balance sheets as of December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
Contract Liabilities	$1,281	$1,883
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
Crypto Assets
The Company accounts for cryto assets as indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets. Crypto assets are initially measured at cost and subsequently

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2026 and 2025
(unaudited)

measured at fair value, with changes in fair value recognized in earnings. Fair value is measured using quoted prices in the Company’s principal market for the applicable digital assets as of the measurement date. The Company assigns cost to crypto assets sold using the first-in, first-out (“FIFO”) method. The Company holds crypto assets primarily for operational purposes and to support short-term liquidity needs within its normal operating cycle. The Company reasonably expects to convert such assets to cash or utilize them in operations within a short period of time, typically within one year. Consistent with this intent and realization pattern, the Company classifies its crypto assets as current assets in its consolidated balance sheets. The Company does not hold crypto assets for long-term investment, speculative, or collateral purposes and does not engage in trading activities involving crypto assets.
Advertising Costs
Advertising costs are charged to sales and marketing expenses as incurred. Advertising costs for the three and six months ended June 30, 2026 were $3.3 million and $5.0 million respectively. Advertising costs for the three and six months ended June 30, 2025 were $29 thousand and $175 thousand respectively.
Net Loss Per Share
For the six months ended June 30, 2026, warrants to purchase 17,864,830 shares of common stock, 3,571,429 shares of common stock issuable upon conversion of convertible notes, 6 shares underlying shares of restricted stock units, 1,000,000 shares underlying shares of restricted stock units issued under an inducement grant, and 61,890,038 shares underlying restricted stock awards have been excluded from the calculation of diluted net loss per common share because the inclusion would be antidilutive.
For the six months ended June 30, 2025, warrants to purchase 31,232,173 shares of common stock, 12 shares of restricted stock, 1,200,000 shares underlying shares of restricted stock units issued under an inducement grant, 10,108,368 shares underlying restricted stock awards, and 564,183 shares of two grants of restricted stock under inducement grants have been excluded from the calculation of diluted net loss per common share because the inclusion would be antidilutive.
Equity Investments
The Company accounts for equity investments in accordance with ASC 321, Investments—Equity Securities. Equity investments with readily determinable fair values are measured at fair value, with changes in fair value recognized in earnings. For equity investments without readily determinable fair values for which the Company has not elected to apply the practical expedient to estimate fair value using net asset value, the Company may elect the measurement alternative and measure such investments at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.
At each reporting period, the Company evaluates investments accounted for under the measurement alternative for impairment and considers whether observable transactions indicate a change in the carrying value of the investment. If an impairment exists, the investment is written down to its fair value, with the impairment loss recognized in earnings.
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
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

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
At June 30, 2026, the balance of capitalized costs to fulfill contracts was $0.5 million, all of which is classified as a current asset. During the three and six months ended June 30, 2026, the Company recognized amortization related to capitalized contract fulfillment costs of $0.6 million and $1.2 million, respectively. No impairment losses were recognized during the period.
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

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2026 and 2025
(unaudited)

2.    Going Concern
The condensed consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of June 30, 2026, the Company had cash and cash equivalents of $1.4 million, crypto assets of $49 million and reported net cash used in operations of $80 million during the six months ended June 30, 2026. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increase its market share. The Company’s ability to attain profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure.
Based on current operating levels, the Company will need to raise additional funds in the next 12 months by selling additional equity or incurring debt. To date, the Company has funded its operations primarily through sales of its securities in public and private markets, proceeds from the exercise of warrants to purchase common stock and the sale of convertible notes. Additionally, future capital requirements will depend on many factors, including the rate of revenue growth, the selling price of the Company’s products, the expansion of sales and marketing activities, the timing and extent of spending on research and development efforts and the continuing market acceptance of the Company’s products. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months from the date that the financial statements are issued.
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
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

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
The fair values assigned to the identifiable intangible assets acquired were estimated using valuation techniques consistent with the income and cost approaches described in ASC 820. Customer relationships were valued using the multi-period excess earnings method, which incorporates significant assumptions including projected revenue growth, customer attrition, operating margins, contributory asset charges, and discount rates. Trade names and trademarks were valued using the relief-from-royalty method, which incorporates assumptions regarding estimated royalty rates, projected revenues, expected useful life, and discount rates. Developed technology was valued using the cost approach, which incorporates assumptions regarding the estimated time and cost to recreate the technology, entrepreneurial profit, economic obsolescence, and the expected remaining useful life of the technology. These estimates are based on management's assumptions regarding future operating performance and market participant assumptions and are inherently subject to uncertainty.
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
Cash of $7.5 million includes initial cash paid of $1.0 million as Exclusivity Fee in December 2024, $1.0 million escrow amount paid in January 2025, and cash paid at closing in May 2025 amounting to $5.5 million

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
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
The fair values assigned to the identifiable intangible assets acquired were estimated using valuation techniques consistent with the income and cost approaches described in ASC 820. Customer relationships were valued using the multi-period excess earnings method, which incorporates assumptions regarding projected revenue growth, customer attrition, operating margins, contributory asset charges, and discount rates. The trade name was valued using the relief-from-royalty method, which incorporates assumptions regarding estimated royalty rates, projected revenues, useful life, and discount rates. Developed technology was valued using the cost approach, which incorporates assumptions regarding the estimated time and cost to recreate the technology, entrepreneurial profit, and economic obsolescence. These estimates are based on management's assumptions regarding future operating performance and market participant assumptions and are inherently subject to uncertainty.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
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
The Company expects to derive synergy from the acquired intangibles from API with it's own intellectual property. The goodwill recorded in the API acquisition is not deductible for tax purposes. The Company recorded fees in the six months ended June 30, 2026 of $84,000.
Supplemental Pro Forma Information:
The revenue and net loss of API included in consolidated statement of operations since the acquisition date were $1.2 million and $0.1 million, respectively. Revenue and net income for the 3 months ended June 30, 2026 were $1.0 million and $0.4 million, respectively. Had the acquisition occurred on January 1, 2025, consolidated pro forma revenue, net loss and net loss per common share, basic and diluted would have been as follows:

	Pro Forma (Unaudited) for the three months ended June 30,		Pro Forma (Unaudited) for the six months ended June 30,
	2026	2025	2026	2025
Net revenue	$5,701	$2,792	$9,170	$3,675
Net loss	(88,228)	(37,494)	(140,943)	(47,881)
Other Intangible Asset Acquisitions
During the six months ended June 30, 2026, the Company acquired an additional patent from three inventors for an aggregate fair value of $5.4 million and a useful life of 10 years, based on expected future economic benefit, in exchange for the issuance of 7,500,000 shares of common stock. This transaction was considered a related party transaction as described in the related party note.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

Salieri Platform Acquisition
During the six months ended June 30, 2026, the Company acquired the Salieri platform, including related developed technology, software, source code, documentation, algorithms, and associated intellectual property, pursuant to an agreement with an individual developer for an aggregate purchase price of £0.6 million (approximately $0.8 million). The acquired technology was capitalized as an intangible asset and is being amortized over its estimated useful life based on the expected period of future economic benefit. The Company also entered into a separate four-year consulting agreement with the seller for ongoing platform support, maintenance, and development, which is accounted for separately as services are received.
4.    Balance Sheet Components
Property and equipment, net (in thousands):

	June 30, 2026	December 31, 2025
Machinery and equipment	$2,333	$1,825
Tooling	3	3
Construction in progress	1,142	—
Furniture and fixtures	265	114
Leasehold improvements	309	280
	4,052	2,222
Less: Accumulated depreciation	(1,600)	(1,616)
Property and equipment, net	2,452	606
Depreciation expense for property and equipment for the three months ended June 30, 2026 and 2025 were approximately of $80,000 and $26,000, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 were approximately $154,000 and $38,000, respectively.
Intangible assets, net consisted of the following at June 30, 2026.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$99,202	$(14,129)	$85,073
Trade names and trademarks	3,457	(473)	2,984
Customer relationships	9,240	(936)	8,304
Internal use technology	4,862	(988)	3,874
	$116,761	$(16,526)	$100,235
As of June 30, 2026, the future amortization of the intangibles acquired is as follows:

2026 remainder	$6,501
2027	13,001
2028	13,001
2029	12,023
2030	11,615
2031	10,813
Thereafter	33,281
$100,235

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

The Company recognized amortization expense related to intangibles of $3.2 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively. The Company recognized amortization expense related to intangibles of $6.3 million and $4.8 million for the six months ended June 30, 2026 and 2025, respectively.
Notes Receivable
In March 2026 and June 2026, the Company entered into promissory note agreements with NYIAX, Inc. (“NYIAX”), pursuant to which the Company advanced $0.4 million and $1.5 million, respectively, for aggregate advances of $1.9 million. Each note bears interest at an annual rate of 5% and matured on the earlier of (i) June 9, 2026 (in the case of the March note) or June 30, 2026 (in the case of the June note) or (ii) the closing of a merger among NYIAX, the Company, and DVLT Merger Sub Inc. The notes are unsecured and may be prepaid without penalty. The notes contains customary events of default, including nonpayment, covenant breaches, insolvency events, and certain change-in-control transactions. Upon an event of default, the outstanding balance may become immediately due and payable, and a default penalty of 6% per month may accrue. As of June 30, 2026, neither note had been repaid at maturity and both are therefore in default. The Company does not intend to seek remedy for the default at this time. The aggregate outstanding principal balance of $1.9 million is immediately due and payable, and the default penalty rate of 6% per month has begun to accrue. The default penalties are de minimis and not accrued for as of June 30, 2026. The Company evaluates collectability of the note and records an allowance for credit losses, if necessary. As of June 30, 2026, no allowance for credit losses was recorded.
Accrued liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$3,118	$3,448
Accrued vacation	788	459
Accrued audit fees	80	332
Accrued escrow liability	2,550	2,550
Accrued interest	—	210
Accrued lease liability, current portion	967	640
Accrued legal fees	1,329	—
Accrued royalty payable to related party	814	810
Accrued other	622	670
Customer advances	1,281	1,883
Total accrued liabilities	$11,549	$11,002
5.    Borrowings
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
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

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
On February 14, 2025, the Company paid a portion of principal and interest of $0.4 million, net, as a result of the February 2025 public offering. For the six months ended June 30, 2026, the Company paid an aggregate of $3.9 million in cash resulting in the EOS Convertible Note being paid in full. The ending balance and fair value as of December 31, 2025 was $3.9 million.
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
On March 18, 2026, the Company entered into the settlement agreement with the holders of the First Convertible Note to settle the debt including accrued interest in the aggregate amount of $5.2 million. The Company has paid $2.0 million in the three months ended March 31, 2026 and $3.2 million in the three months ended June 30, 2026 of the principal in payments scheduled in the settlement agreement. The balance has been fully paid off as of June 30, 2026. The Company recorded a debt extinguishment expense of $1.7 million for the three months ended March 31, 2026 equal to the difference of the settlement amount due and the carrying value of the First Convertible Note at the settlement date. The extinguishment expense is recorded on the condensed consolidated statement of operations for the six months ended June 30, 2026.
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
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

price of $2.50 per share (the “Conversion Price”). The entire outstanding principal and accrued interest shall automatically be converted into shares of common stock on the maturity date at the Conversion Price.
The CSI Convertible Notes carrying value at June 30, 2026 was $3.7 million, net of a discount of $1.4 million. Discount accretion expense was $0.3 million and $0.9 million for the three and six months ended June 30, 2026, respectively.
Short Term Financing
On May 5, 2026, the Company entered into an agreement for a loan in the amount of $2.0 million and received proceeds of $1.9 million net of $80,000 origination fees. The loan has weekly payments of $125,000 until the maturity date October 16, 2026. The effective interest rate on the loan is 183.5% per annum. There is no prepayment penalty. The loan is guaranteed by both the Chief Executive Officer and the Chief Financial Officer. The carrying amount of $1.5 million is included in short term notes payable on the condensed consolidated balance sheet as of June 30, 2026. The interest expense recognized in the three and six months ended June 30, 2026 is $0.6 million.
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

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

The Company’s financial assets and liabilities that are measured at fair value on a nonrecurring and recurring basis as of June 30, 2026 and December 31, 2025 by level within the fair value hierarchy, are as follows:

	June 30, 2026
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Nonrecurring fair value measurements:
Assets:
NYIAX	$—	$—	$792
Vivasor, Inc.	$—	$—	$800
Total non recurring fair value measurements	$—	$—	$1,592
Recurring fair value measurements:
Assets:
Bitcoin	$49,016	$—	$—
Liabilities:
Warrant liabilities	$—	$115	$—
NYIAX Investment
The Company's investment in NYIAX consists of 2,150,000 shares of NYIAX common stock, which represents approximately 3% ownership, accounted for at cost less impairments. See Note 9 for further details. The investment in NYIAX had a historical cost of $4.3 million and is carried at cost less impairment and has a carrying amount of $0.8 million. During the three and six months ended June 30, 2026, the Company recorded an impairment of the NYIAX investment of $1.0 million and $3.5 million which is recorded in the Impairment of investment in nonmarketable security line on the condensed consolidated statement of operations for the three and six months ended June 30, 2026.
Vivasor, Inc. Investment
The Company's investment in Vivasor Inc. consists of an approximate 2% ownership interest in the privately held company and is accounted for under the measurement alternative in accordance with ASC 321. During the three and six months ended June 30, 2026, the Company recognized an impairment on the investment of $55.4 million as it was determined the carrying amount was not recoverable. The investment's cost was $56.2 million and is carried at cost less impairment and has a carrying balance of $0.8 million on the condensed consolidated balance sheet as of June 30, 2026. Vivasor, Inc. is a related party of the Company, see Note 10 for related party details.
Triton GT 1 LLC Investment
The Company's investment in Triton GT 1 LLC consists of an approximate 2% membership interest in the privately held limited liability company and is accounted for under the measurement alternative in accordance with ASC 321. During the three and six months ended June 30, 2026, the Company recognized no impairment or observable price adjustments related to the investment. The investment continues to be carried at its initial cost of approximately $0.3 million, as no qualifying observable transactions or impairment indicators requiring adjustment were identified during the period.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

	December 31, 2025
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity investment - NYIAX	$—	$—	$4,300
Bitcoin	$92,222	$—	$—
Liabilities:
Convertible note payable	$—	$—	$3,936
Warrant liabilities	$—	$—	$9
There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2026 or 2025.
Convertible Notes
As described in Note 5, the Company elected the fair value option on the EOS Convertible Note issued on December 31, 2024. The Company uses level 3 inputs to measure the fair value in subsequent periods. The Company paid off the EOS Convertible Note during the six months ended June 30, 2026. See Note 5, Borrowings, for more details.
The following table includes a summary of changes in fair value of the EOS Convertible Notes.

	For the six months ended June 30,
(in thousands)	2026	2025
Beginning balance	$3,936	$10,000
Additions	—	13,942
Change in fair value recorded in interest expense	3	7,456
Amounts settled on DV note	—	(1,524)
Conversion of 10% notes	—	(1,545)
Payoff on DV note	(3,939)	—
Ending balance	$—	$28,329
Fair Value of Crypto Assets
The following table summarizes Crypto assets held for operations (in thousands, except units):

	June 30, 2026
	BTC	Cost Basis	Fair Value
Bitcoin	837	$73,108	$49,016

	December 31, 2025
	BTC	Cost Basis	Fair Value
Bitcoin	1,054	$92,051	$92,222

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

	For the six months ended June 30, 2026
	BTC	Cost Basis	Fair Value
Beginning balance	1,054	$92,051	$92,222
Additions	—	—	—
Disposals	(217)	(18,943)	(18,978)
Fair value remeasurement	—	—	(24,228)
Ending balance	837	$73,108	$49,016

During the six months ended June 30, 2026, the Company repaid $18.1 million of cash advances previously received from Scilex Holding Company (“Scilex”), a related party, by transferring 217 Bitcoin to Scilex in satisfaction of the related liability. The Bitcoin used to settle the liability had a cost basis of $18.9 million, resulting in a realized loss of $0.8 million and is recorded in Loss on digital assets in the condensed consolidated statements of operations. The Company had no transfers of Bitcoin during the three months ended June 30, 2026.
For the three and six months ended June 30, 2026, the Company recognized a fair value remeasurement loss of $8.1 million and $24.2 million, respectively. Realized gains and losses and fair value remeasurement gains and losses from Crypto assets are recorded in Loss on digital assets in the condensed consolidated statements of operations. The Company accounts for disposals of Bitcoin using the first-in, first-out (“FIFO”) method.
7.    Stockholders’ Equity
A summary of the common stock and warrant activity and related information for the six months ended June 30, 2026 is provided as follows.
Maxim ATM
The Company sold 40,179,626 in shares of common stock under the Maxim ATM for net proceeds of $32.4 million for the six months ended June 30, 2026. Maxim receives a fee of 3% of gross proceeds or $1.0 million. Gross proceeds net of fees is recorded in additional paid-in capital on the statement of stockholders' net of non-cash offering costs of $5.5 million which were previously capitalized and reclassified to equity upon raising the funds.
Consultant Equity Awards
In the three and six months ended June 30, 2026, the Company recognized $0.2 million and $1.2 million of compensation expense for equity awards granted to consultants outside of the 2018 LTIP plan in the aggregate of 1,409,427 shares of common stock. The shares vest immediately or after six months.
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
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)
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
The warrants were recorded as liability classified for their aggregate fair value of $4.0 million as of the record date of January 7, 2026. The fair value of the common stock warrants uses significant observable inputs (Level 2). The fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: stock price on January 7, 2026 of $1.16, exercise price of $5.00, term of 1 year, volatility of 179.0% and risk-free rate of 3.48%. On the distribution date of February 27, 2026 the Company adjusted the fair value to it's distribution date fair value of $1.9 million for which the adjustment was to the warrant liability. The fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: stock price on February 27, 2026 of $0.71, exercise price of $5.00, term of 1 year, volatility of 183.7% and risk-free rate of 3.48%.
Vivasor Subscription Agreement
On April 16, 2026, the Company entered into a subscription agreement with Vivasor, Inc. (Vivasor), a related party, pursuant to which the Company acquired 8,163,265 shares of Vivasor’s Series A common stock, at a purchase price of $6.125 per share for aggregate consideration of $50 million. In exchange for the Vivasor shares, the Company issued 75,942,666 shares of its common stock to Vivasor. The transaction closed on April 23, 2026.
Registered Direct Offering
On May 3, 2026, the Company entered into a Securities Purchase Agreement (the "May Purchase Agreement") with certain institutional investors, pursuant to which the Company agreed to sell and issue in a registered direct offering (the "May Offering") an aggregate of 109,090,910 shares of common stock at an offering price of $0.55 per share for aggregate gross proceeds to the Company from the May Offering of approximately $60.0 million, before deducting the May Placement Agent’s (as defined below) fees and offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for the deployment of its quantum-ready graphics processing unit edge network, including build-out and equipment, as well as working capital and general corporate purposes. The May Offering closed on May 5, 2026.
Pursuant to the May Purchase Agreement, the Company has agreed that, subject to certain exceptions, from the date of the prospectus supplement until forty-five (45) days after the closing of the Offering, (i) neither it nor any of its subsidiaries shall (a) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)
common stock or common stock equivalents or (b) file any registration statement or any amendment or supplement thereto, and (ii) it shall not enter into a variable rate transactions.
In connection with the May Offering, the Company entered into a Placement Agency Agreement, dated as of May 3, 2026, with Titan Partners Group LLC, a division of American Capital Partners, LLC (the “May Placement Agent”), pursuant to which the May Placement Agent agreed to serve as the sole placement agent for the issuance and sale of securities of the Company pursuant to the May Purchase Agreement. As compensation for such services, the Company agreed to pay the May Placement Agent a cash fee of $4.2 million and issue to the May Placement Agent, or its designees, warrants to purchase up to 5,454,545 shares of common stock (the “May Placement Agent Warrants”) at the closing of the May Offering. The May Placement Agent Warrants have a term of five years from the date of the prospectus supplement and have an exercise price of $0.6325 per share. The Company also agreed to reimburse the May Placement Agent for legal and other expenses incurred by it in connection with the offering in an aggregate amount up to $60,000. The shares, the May Placement Agent Warrants and the shares of common stock issuable upon exercise of the May Placement Agent Warrants (the “Placement Agent Warrant Shares”) were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-294502), which was originally filed with the SEC on March 20, 2026, and was declared effective on March 25, 2026, a base prospectus forming a part of the effective registration statement dated March 25, 2026 and a prospectus supplement dated May 3, 2026.
In connection with the May Offering, the Company issued 2,727,272 warrants for the issuance of common stock to Maxim and paid a cash fee of $1.0 million for the participation requirement of the Maxim ATM (the "Participation Warrants"). The warrants have a term of five years from the date of the prospectus supplement and have an exercise price of $0.6325 per share. The warrants are accounted for as equity issuance costs and are classified as equity instruments. They are recorded at their grant date fair value of $1.0 million.
The May Placement Agent Warrants were recorded to equity with an aggregate fair value of $2.9 million as of the issuance date of May 5, 2026. The fair value of the common stock warrants uses significant observable inputs (Level 2). The fair value of the common warrants was determined using the Black-Scholes Model based on the following key inputs and assumptions: stock price on May 5, 2026 of $0.57, exercise price of $0.63, term of 5 years, volatility of 160.2% and risk-free rate of 4.08%.
Warrants exercisable as of June 30, 2026 exclude warrants to purchase 12,068 shares of common stock issued to investors that participated in the February 2024 Public Offering that requires shareholder approval prior to the warrants being exercisable.
Information regarding warrants for common stock outstanding and exercisable as of June 30, 2026 is as follows:

Exercise Price	Warrants Outstanding as of June 30, 2026	Weighted Average Remaining Life (years)	Warrants Exercisable as of June 30, 2026
$0.63	8,181,817	4.8	8,181,817
$1.83 - $5.00	9,677,612	0.7	9,665,544
$1,574.00 - $22,800.00	5,401	1.6	5,401
$3.48*	17,864,830	2.6	17,852,762
________________________________________
*Weighted average

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)
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
8.    Stock-Based Compensation
2018 Long Term Stock Incentive Plan
On January 30, 2018, the Company’s board of directors approved the establishment of the Company’s 2018 Long-Term Stock Incentive Plan (the “LTIP”) and termination of its Carve-Out Plan. Under the LTIP, the aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 15% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each fiscal quarter. As of June 30, 2026, up to 21,755,186 shares of common stock are available for grants to participants under the LTIP.
A summary of activity related to restricted stock awards with service-based vesting conditions for the six months ended June 30, 2026 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2026	20,180,686	$1.81
Granted	48,001,214	$0.74
Vested	(4,018,986)	$1.64
Forfeited	(2,517,876)	$0.95
Non-vested as of June 30, 2026	61,645,038	$1.00

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

A summary of activity related to restricted stock awards with performance-based vesting conditions for the six months ended June 30, 2026 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2026	1,925,000	$0.99
Granted	—	$—
Vested	(1,480,000)	$1.04
Forfeited	(200,000)	$0.96
Non-vested as of June 30, 2026	245,000	$0.70
As of June 30, 2026, the unamortized compensation costs related to the unvested restricted stock awards with service based vesting conditions was approximately $61.1 million which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.6. In the three months ended March 31, 2026, 1,480,000 performance awards granted in February 2025 met their vesting criteria and the Company recognized $0.6 million in compensation cost. These performance awards vested upon the achievement of the Company’s aggregate revenue equaling or exceeding $40.0 million over a trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. As of June 30, 2026, the unamortized compensation costs related to the unvested restricted stock awards with performance based vesting criteria was $0.1 million which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.5. These performance awards vest upon the achievement of revenue equaling or exceeding certain a threshold over a trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. The performance awards are assigned a 100% probability to achieve the performance conditions.
For the six months ended June 30, 2026, 2,230,017 shares of restricted stock awards were released under the LTIP with an intrinsic value of $1.5 million.
Inducement Grants
On January 2, 2025, the Company issued 1,200,000 units of restricted stock at a fair value per share of $2.04, to Nathaniel Bradley, the Company’s Chief Executive Officer, as an inducement grant (“Bradley Inducement Grant”) pursuant to an inducement award agreement dated December 31, 2025. Of this grant, 600,000 units have service-based conditions and vest in 3-month equal installments over a 36-month period, while the other 600,000 units have performance-based condition and vest upon the Company’s aggregate revenue equaling or exceeding $40,000,000 over the trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. The performance-based vesting criteria was met in the three months ended March 31, 2026 and the Company recognized $0.5 million of the remaining expense for acheiving the milestone in compensation cost. As of June 30, 2026, the unamortized compensation cost for the time-based award related to the Bradley Inducement Grant was approximately $0.7 million which is being amortized on a straight-line basis over a period of 1.72 years.
On May 20, 2025, the Company issued 500,000 units of restricted stock at a fair value per share of $0.97, to Mark LoGuirato, as an inducement grant (“LoGuirato Inducement Grant”) pursuant to an inducement award agreement dated May 20, 2025. Of this grant, 250,000 awards have service-based conditions and vest in 3-month equal installments over a 36-month period, while the other 250,000 awards have performance-based condition and vest upon the Company’s CSI revenue equaling or exceeding $25,000,000 over trailing 12 calendar month period ending on or prior to the date that is 5 years from the grant date. LoGuirato's employment terminated in the three months ended June 30, 2026 and there is no unamortized compensation cost as of June 30, 2026. The Company reversed $132,000 of compensation in the three months ended June 30, 2026 as a result of the termination.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

9.    Commitments and Contingencies
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
On March 13, 2026, the Company was named as a defendant in a lawsuit captioned, Li et al v. Datavault AI, Inc., Case No. 1:26-cv-02091, filed in the U.S. District Court for the Southern District of New York. The complaint alleges breach of contract, conversion and that Datavault violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, seeking monetary damages. The Company filed a motion to dismiss the complaint on May 15, 2026. Plaintiffs filed an opposition to that motion on June 12, 2026, and the Company filed its reply brief on June 26, 2026. The motion to dismiss is thus fully briefed and awaiting decision from the Court. If denied, the Company intends to continue to defend this action vigorously. At this time, we are unable to predict the outcome of this action or reasonably estimate the range of possible losses.
Class Action Lawsuit
On August 5, 2026, a class action lawsuit was filed against the Company and certain of its current officers in the Eastern District of Pennsylvania, by plaintiff Carla Aramouni seeking to represent a class of all persons who purchased the Company’s securities between September 4, 2024 and October 30, 2025, alleging violations of Section 10(b) and 20(a) of the Exchange Act. The matter is styled Aramouni v. Datavault AI Inc., et al., Case No. 2:26-cv-05548-JS (E.D. Pa Aug. 5, 2026). The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s business, customer contracts, operations, and commercialization prospects in its public statements and SEC filings. The plaintiff seeks unspecified monetary damages on behalf of a purported class of stockholders plus attorney’s fees and costs. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend against them. The matter is in its early stages, and the Company is unable to predict the outcome of the litigation or to reasonably estimate the range of possible loss, if any, that may result from the matter.
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
As full consideration for the sale, assignment, transfer and delivery of the NYIAX Shares by NYIAX to the Company, the Company agreed to issue to NYIAX (i) 3,000,000 shares of common stock (such shares of common stock, the “NYIAX Closing Shares”), and (ii) 2,000,000 shares of common stock (such shares of common stock, the “NYIAX Additional Shares”), The NYIAX Closing Shares will be issued in four equal quarterly tranches starting from the closing. The 2,000,000 of Additional Shares were issued to NYIAX on April 1, 2026.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

The Company accounted for the NYIAX transactions as a collaborative arrangement and allocated fair values of exchanged assets on their relative fair value. The common stock consideration of aggregate of 7,530,000 shares, including the 2,000,000 contingently issuance shares which are considered probable to be issued, was measured at the closing date of April 9, 2025 for an aggregate fair value of $4.9 million and is recorded to additional paid-in capital on the condensed consolidated balance sheet. The NYIAX common shares received in the aggregate of 2,150,000 were valued at $4.3 million and are recorded as an investment at fair value under the measurement alternative of ASC 321 at the close date fair value of $2 per share on the condensed consolidated balance sheet. The Company recognized an impairment on the investment of $3.5 million in the six months ended June 30, 2026. See Note 6 for details. The Company accounts for the NYIAX investment under ASC 321 measurement alternative, which accounts for the investment as cost less impairment, due to the Company not having significant influence over NYIAX.
NYIAX Agreement and Plan of Merger
On March 18, 2026, the Company, DVLT Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and NYIAX entered into an Agreement and Plan of Merger (the “NYIAX Merger Agreement”), dated March 18, 2026. Pursuant to the provisions of the NYIAX Merger Agreement, on the closing date (the “Closing Date”), (i) Merger Sub will merge with and into NYIAX (the “Merger”), the separate corporate existence of Merger Sub will cease and NYIAX will continue as the surviving company and a wholly owned subsidiary of the Company, and (ii) the Company will pay to NYIAX equity holders aggregate consideration (“Merger Consideration”) of 78,947,368 shares of the Company’s common stock. The Company estimates the Merger Consideration to be $61.6 million based on an aggregate fair value using the closing stock price on March 17, 2026 of $0.78 per share. See Note 6 for discussion of impairment of the NYIAX investment.
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
Pursuant to the terms of the NYIAX Merger Agreement, the Company has also agreed to appoint two new members to the board of directors of the Company, nominated by NYIAX and subject to such nominees being acceptable to the Company, effective as of the Closing Date.
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
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

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
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

Agreement (as defined below) form a part, the Program Payments become due once an invoice is sent from IBM to the Company and are due within 30 days of receipt of the invoice.
On September 23, 2025, the Company entered into an amendment to the IBM Purchase Commitment (the “Amendment 1”), revising the total commitment to $25.9 million, payable according to the following schedule: $2.5 million paid at the signing of the agreement, $3.3 million on December 23, 2025, followed by eight quarterly payments of $2.2 million each, with the final payment due on December 23, 2027.
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
Payments under the IBM Purchase Commitment are capitalized to prepaid expenses and are amortized on a straight-line basis over the contractual term, which ends on June 29, 2028, with amortization recorded to research and development expense in the same manner as the related hosting fees. As of June 30, 2026, the Company had approximately $15.2 million of remaining purchase commitments payable under the agreement.
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
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

upon execution. If the Company does not place purchase orders sufficient to meet the committed contract value during the term, IBM may invoice the Company for the remaining balance of the commitment.
The Company accounts for the arrangement as a prepaid software and amortizes the related expense on a straight line basis within research and development expense over the contractual term. As of June 30, 2026, the unamortized portion of the initial payment is recorded under prepaid software license on the condensed consolidated balance sheet.
Master Purchase Order Agreement - SanQtum
On January 4, 2026, the Company entered into a Master Purchase Order Agreement with AP Global Holdings LLC (d/b/a Available Infrastructure) pursuant to which the Company agreed to purchase SanQtum™ infrastructure and cybersecurity services under a services-based delivery model. The agreement provides for an upfront payment of $250,000 and has an initial term of twelve months, subject to earlier termination in accordance with its terms. During quarter ended June 30, 2026 we paid an upfront deposit of $32.4 million which relieves the Company of the commitment to AP Global Holdings LLC.
Earnout Agreement
In connection with the closing of the EOS Asset Acquisition, the Company and EOS Holdings entered into the Earnout Agreement, dated as of December 31, 2024, pursuant to which the Company shall pay an amount equal to three percent (3%) of the net revenue of the Company generated from or otherwise attributable to any patents and patent applications included in the EOS Acquired Assets, subject to customary deductions calculated in accordance with U.S. GAAP, and as further set forth in the Earnout Agreement. The earnout period commenced on the closing date of the EOS Asset Acquisition and will end upon the expiration of the last to expire of the patents included in the EOS Acquired Assets (the “Term”). The Company shall make the earnout payments to EOS Holdings on a quarterly basis during the Term. The Earnout Agreement includes customary covenants regarding how the Company can operate its business during the term of the Earnout Agreement.
On July 29, 2026, the Company and EOS Holdings entered into a letter agreement that amended the settlement provisions of the Earnout Agreement to permit EOS Holdings, in its sole discretion, to elect to receive all or any portion of an earnout payment in shares of the Company’s common stock in lieu of cash. Any shares issued pursuant to such election are subject to certain limitations, including an exchange cap, with any portion that cannot be settled in shares payable in cash.
Helmex Agreement
On May 30, 2026, the Company entered into a term sheet with Helmex Global LLP and certain affiliated parties (collectively, “Helmex”) in connection with a proposed financing transaction. The contemplated transaction provides for an aggregate investment of up to $2.0 billion through four successive tranches of $500.0 million each, with the initial tranche expected to consist of an investment of $500.0 million in exchange for shares of the Company’s common stock and/or preferred stock, subject to the execution of definitive agreements and satisfaction of applicable closing conditions.
In connection with the proposed initial tranche, the Company agreed to fund $25.0 million of administrative, operational and structuring costs associated with establishing the investment fund and facilitating the proposed financing. The transaction fee provision represents a binding obligation under the term sheet. As of June 30, 2026, the Company had paid $5.0 million toward the $25.0 million transaction fee.
The proposed financing remains subject to significant conditions, including completion of due diligence, execution of definitive transaction agreements, receipt of required regulatory and stockholder approvals, completion and acceptance of an independent valuation of the preferred units, satisfaction of applicable collateral and other documentation requirements, and the Company’s determination that it will be able to monetize the preferred units received in the transaction. Accordingly, there can be no assurance that the proposed financing will be completed on the contemplated

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

terms or at all. Amounts paid toward the transaction fee are non-refundable and therefore are subject to significant risk of loss if the proposed financing is not consummated.
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
In addition to the EOS Convertible Note, on January 16, 2025, the Company entered into a Transition Services Agreement (“Transition Services Agreement”) to receive from EOS Holdings, employees to provide transition services in connection with the EOS Acquired Assets for a period of up to three months. For the three and six months ended June 30, 2026, the Company has paid $0 and $11,431, respectively, to EOS Holdings and has a balance due to EOS as of June 30, 2026 of $0.5 million. $0.4 million and $0.5 million was paid to EOS Holdings for the three and six months ended June 30, 2025.
Pursuant to the asset acquisition agreement with EOS Holdings, the Company is obligated to pay an earnout equal to 3% of Net Revenue (as defined in the agreement) generated from products and/or services utilizing the acquired Patent Rights. For the three and six months ended June 30, 2026, the Company recorded $4,050 earnout expense. There was no earnout expense or associated revenue for the three and six months ended June 30, 2025. As of June 30, 2026, the Company had accrued approximately $0.8 million in earnout payable to EOS Holdings which is included in the accrued liabilities section of the balance sheet. As of December 31, 2025, the Company had accrued approximately $0.8 million in earnout payable. This transaction is expected to be settled with the issuance of stock. No payments or stock issuances were made during the six months ended June 30, 2026.
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
For the three months ended June 30, 2026 and 2025, Hansong Technology purchased modules from the Company and was assessed fees of approximately $316,000 and $26,000, respectively, and made no payments for the three months ended June 30, 2026 and 2025. At June 30, 2026 and 2025, Hansong Technology owed the Company $290,000 and $42,000, respectively.
For the six months ended June 30, 2026 and 2025, Hansong Technology purchased modules from the Company and was assessed fees of approximately $457,000 and $37,000, respectively, and made no payments to the company for the six months ended June 30, 2026 and 2025.
For the three months ended June 30, 2026 and 2025, Hansong Technology sold speaker products to the Company of approximately $4,000 and $1,000, respectively, and the Company made zero and $2,000 payments to Hansong Technology for the three months ended June 30, 2026 and 2025. At June 30, 2026 and 2025, the Company owed Hansong approximately zero and $42,000, respectively.

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

For the six months ended June 30, 2026 and 2025, Hansong Technology sold speaker products to the Company of approximately $4,000 and $1,000, respectively, and the Company made no and $2,000 payments to Hansong Technology for the six months ended June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025, Mr. Kristensen owned less than 1.0% of the outstanding shares of the Company’s common stock.
Scilex Advances and Bitcoin Transactions
During the six months ended June 30, 2026, Scilex, a related party and significant shareholder of the Company, provided short-term cash advances to the Company to support working capital and operating needs. The advances bore interest at an annual rate of 15.42%. During the six months ended June 30, 2026, the Company received aggregate cash advances from Scilex of approximately $18.7 million and repaid approximately $18.1 million of principal and $0.1 million of accrued interest through transfers of Bitcoin. There were no advances or repayments during the three months ended June 30, 2026. As of June 30, 2026, amounts outstanding under the advances totaled approximately $0.7 million of principal and $28,000 of accrued interest. There were no Scilex advances for the three or six months ended June 30, 2025.
Other Intangible Asset Acquisitions
During the six months ended June 30, 2026, the Company acquired an additional patent from three inventors, including Dr. Henry Ji and Stephen Ma, both related parties, for an aggregate fair value of approximately $5.4 million. Dr. Ji is a related party of the Company, and Mr. Ma serves as Chief Financial Officer of Scilex, Inc., a significant shareholder and related party of the Company. The patent was assigned a useful life of 10 years based on the estimated period of expected future economic benefit. As consideration for the acquisition, the Company agreed to issue an aggregate of 7,500,000 shares of common stock, consisting of 2,500,000 initial closing shares and 5,000,000 contingent shares issuable upon achievement of specified milestones. The contingent shares were issued during the six months ended June 30, 2026. The Company recorded amortization expense related to the acquired patent of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively. There was no amortization expense related to the acquired patent for the three and six months ended June 30, 2025.
Investment in Vivasor, Inc.
Vivasor, Inc. (“Vivasor”) is a related party of the Company. Dr. Henry Ji, a related party of the Company, serves as Chief Executive Officer of Vivasor. During the six months ended June 30, 2026, the Company acquired an approximately 2% ownership interest in Vivasor for aggregate consideration of approximately $56.2 million, which was paid in the Company's common stock. The investment is accounted for as an equity security without a readily determinable fair value under the measurement alternative in accordance with ASC 321, Investments—Equity Securities. During the three and six months ended June 30, 2026, the Company recognized an impairment loss of approximately $55.4 million related to its investment in Vivasor. As a result, the carrying value of the investment was approximately $0.8 million as of June 30, 2026. See Note 6, Investments, for additional information regarding the Company’s investment in Vivasor and the related impairment.
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

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

The following table reflects results of operations of the Company’s reportable segment (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$6,717	$1,735	$10,133	$2,364
Cost of net revenue	3,839	1,700	7,144	2,260
Salaries, benefits, and stock based compensation expense	11,208	4,664	20,676	8,223
Depreciation and amortization expense	3,287	2,500	6,449	4,825
Other segment expenses	14,839	5,335	33,270	8,951
Interest (expense), net	(1,000)	(24,646)	(2,121)	(24,766)
Other (expense), net	(60,569)	(1)	(81,629)	(13)
Income tax expense	—	5	—	5
Net loss	$(88,025)	$(37,116)	$(141,156)	$(46,679)
Net revenue from customers is designated based on the geographic region to which the product is delivered. Net revenue by geographic region for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
North America	$5,357	$1,477	$7,871	$1,615
Asia Pacific	731	199	1,155	565
Europe	629	59	1,107	184
Total	$6,717	$1,735	$10,133	$2,364
Substantially all of our long-lived assets are located in the United States.
12.    Subsequent Events
NYIAX Bridge Loan Guarantee
On July 17, 2026, subsequent to the reporting period, the Company entered into a Guarantee Bridge Loan Agreement with Abri Capital LTD. and NYIAX, Inc. in connection with the pending acquisition of NYIAX. Under the agreement, the Company serves as guarantor of a short-term bridge loan facility providing NYIAX with borrowings of up to $0.8 million. The proceeds of the facility are intended to fund transaction-related expenses, legal and regulatory costs, employee obligations, and working capital requirements associated with the proposed merger. Amounts borrowed under the facility bear interest at 13% per annum, are issued at a 10% original issue discount, and mature on September 11, 2026, unless earlier repaid upon the closing of the proposed merger, at which time all outstanding principal and accrued interest become due within three days. The Bridge Loan Agreement contains customary representations, warranties, covenants, and events of default. The guarantee and related financing arrangement are subject to customary funding conditions. As of the date these condensed consolidated financial statements were issued, the proposed merger had not been completed.
EOS Technology Holdings
On July 29, 2026, subsequent to the reporting period, the Company entered into a letter agreement with EOS Technology Holdings Inc. amending certain terms of the Earnout Agreement dated December 31, 2024. Under the letter agreement, EOS Technology Holdings Inc. may elect, in its sole discretion, to receive all or a portion of future earnout payments in shares of the Company's common stock in lieu of cash. Shares issued pursuant to such elections will generally be valued based on the volume-weighted average price of the Company's common stock for the five

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

consecutive trading days immediately preceding the applicable payment due date, subject to certain specified terms. The issuance of shares under the letter agreement is subject to an exchange cap equal to 19.99% of the Company's outstanding common stock as of the date of the agreement, unless stockholder approval or another applicable Nasdaq exception is obtained. Any earnout payments that cannot be satisfied with shares due to the exchange cap will continue to be settled in cash. The Company also agreed to file registration statements covering the resale of shares issued pursuant to the agreement, subject to the terms and limitations set forth therein. The Company is evaluating the accounting implications of the amendment to the Earnout Agreement, including its impact, if any, on the related earnout liability.
CyberCatch Acquisition
On August 14, 2026, the Company entered into a definitive agreement to acquire 100% of the issued and outstanding common shares of CyberCatch Holdings, Inc. (“CyberCatch”), a provider of AI-enabled cybersecurity compliance and cyber risk mitigation solutions, in an all-cash transaction structured as a court-approved plan of arrangement under the Business Corporations Act (British Columbia). Under the terms of the agreement, the Company will acquire approximately 26.8 million outstanding common shares of CyberCatch for aggregate cash consideration of approximately $86.2 million, or $3.22 per share. Outstanding dilutive securities of CyberCatch will be exchanged on a cashless-exercise basis. The transaction is subject to customary closing conditions, including approval by CyberCatch shareholders, court approval of the plan of arrangement, applicable stock exchange and regulatory approvals, and other customary closing conditions. Upon completion of the transaction, CyberCatch is expected to become a wholly owned subsidiary of the Company. As the transaction had not closed as of the date the financial statements were issued, the Company has not recorded the acquisition in the accompanying financial statements. In connection with the transaction, the Company is also obligated to provide CyberCatch with an additional bridge loan of $0.5 million within seven days following execution of the definitive agreement.
August 2026 Offering
On August 18, 2026, the Company entered into the Securities Purchase Agreement for the issuance and sale of convertible promissory notes with an aggregate principal value of $25.0 million (the "August Convertible Promissory Notes"), with up to $25.0 million in aggregate principal amount of additional convertible promissory notes (the "Additional August Convertible Promissory Notes") issuable from time to time upon exercise of the Reinvestment Right (as defined below). In addition, the Company is issuing 15,000,000 shares of common stock, to be used as pre-delivery shares (the "Pre-Delivery Shares"). The August Convertible Promissory Notes and the Additional August Convertible Promissory Notes are convertible into shares of common stock. The August Convertible Promissory Note and Additional August Convertible Promissory Notes bears simple interest at a rate of 8% per annum and has no original issue discount with a term of 30 months. The investor may convert all or any part of the outstanding balance of any August Convertible Promissory Note or Additional August Convertible Promissory Note, at a fixed conversion price of $1.55 per share, into shares of the Company's common stock.
The investor has the right (the “Reinvestment Right”), but not the obligation, to invest up to $25.0 million in Additional Convertible Promissory Notes on the same terms and conditions as the August Convertible Promissory Note at any time during the 12-month period following August 18, 2026 (the “Closing Date”). Any August Convertible Promissory Notes issued pursuant to the Reinvestment Right will have new 30-month maturity periods from their respective issuance dates. In addition to the conversion rights described above, the August Convertible Promissory Note grants the investor additional conversion rights that permit it to convert specified portions of the August Convertible Promissory Note at a variable market price.
In addition to the fixed-price conversion right described above, the August Convertible Promissory Note grants the investor the right to convert at a variable market price (each, a "Market Price Conversion"). For each Market Price Conversion, the number of conversion shares issuable equals the conversion amount divided by the market price, where "Market Price" means 92% of the lowest daily VWAP of the Company's common stock during the seven (7) trading day period immediately preceding the applicable conversion date. Each conversion amount includes make-whole interest calculated as if the converted amount had been held to maturity. The Market Price Conversion rights are

DATAVAULT AI INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

structured as follows: Limited market price conversion (the "Limited Market Price Conversions"). During the period beginning September 1, 2026 and ending December 31, 2026, if a Limited Redemption Event (defined below) occurs, the investor may submit a conversion notice to effect a Market Price Conversion during the applicable limited redemption window. A "Limited Redemption Event" occurs on any trading day on which the Company's common stock trades at a price at least 5% greater than the Nasdaq minimum price for such trading day. A "Limited Redemption Window" begins on the date a Limited Redemption Event occurs and ends five (5) Trading Days later, and more than one Limited Redemption Window may be open at the same time. The amount the investor may convert pursuant to any such Conversion is capped at the maximum limited conversion amount, which equals 10% of the cumulative daily dollar trading volume of the Company's common stock on the trading day on which the Limited Redemption Event occurs, plus make-whole interest.
The unrestricted market price conversions (the "Unrestricted Market Price Conversions") begins January 1, 2027 and continues until the August Convertible Promissory Note has been repaid in full, and allows the investor to submit a conversion notice to convert all or any portion of the outstanding balance of the August Convertible Promissory Note at the market price, without regard to the limited redemption event condition or the maximum limited conversion amount cap.
NYIAX Acquisition
On August 19, 2026, the Company completed its acquisition of NYIAX, Inc. (“NYIAX”), a provider of blockchain-enabled exchange and contract management technology, through the merger of a wholly owned subsidiary of the Company with and into NYIAX, with NYIAX surviving the merger as a wholly owned subsidiary of the Company. The Company issued approximately 78,947,368 shares of its common stock in connection with the acquisition, with an estimated fair value of approximately $30.8 million based on the closing price of the Company’s common stock immediately preceding the acquisition date. The Company is currently evaluating the accounting for the acquisition in accordance with ASC 805, Business Combinations. As the acquisition was completed subsequent to June 30, 2026, the transaction has not been reflected in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2026. The initial accounting for the business combination, including the allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed, has not yet been completed.
BankWyse Acquisition
On August 19, 2026, the Company entered into a definitive agreement to acquire BankWyse, a Wyoming-chartered Special Purpose Depository Institution that provides digital asset custody, commercial banking and related services. The acquisition is subject to regulatory approval and other customary closing conditions, including approvals associated with the change of control of BankWyse and its continued operation under its Wyoming Special Purpose Depository Institution charter. The merger consideration is $22 million, consisting of approximately $14.7 million in DVLT common stock and $7.3 million in cash, plus contingent earnout consideration of up to $10 million. Upon completion of the transaction, BankWyse is expected to become a wholly owned subsidiary of the Company. As the transaction had not closed as of the date the financial statements were issued, the Company has not recorded the acquisition in the accompanying condensed consolidated financial statements.
AP Cyber Warrant
On July 22, 2026, the Company issued a warrant to AP Cyber LLC (“AP Cyber”) as partial consideration for services to be provided pursuant to a mutual services agreement entered into between the Company and AP Cyber on July 16, 2026. The warrant provides AP Cyber with the right to purchase up to 24,000,000 shares of the Company’s common stock at an initial exercise price of $0.40 per share, subject to adjustment in accordance with the terms of the warrant. The warrant expires on July 22, 2036. The warrant becomes exercisable based upon the achievement of specified sales thresholds for Qestral Coin. One-third of the warrant shares become exercisable when net proceeds from sales of Qestral Coin equal or exceed $100 million, one-half of the warrant shares become exercisable when net proceeds equal or exceed $1 billion, and all warrant shares become exercisable when net proceeds equal or exceed $2.5 billion.

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
Overview
Datavault AI Inc. (“Datavault,” the “Company,” “us,” “our,” or “we”) is an artificial intelligence platform ("AIP") company focused on transforming data and real-world assets into monetizable digital assets. The Company is developing an integrated licensing and technology ecosystem that combines artificial intelligence, blockchain, data valuation, tokenization, cybersecurity, high-performance computing and exchange infrastructure to support the lifecycle of data and digital assets..
Part of the Datavault platform is an AI-driven inference layer that operates beneath the Company’s user-facing applications, exchanges and monetization technologies. This inference layer is designed to analyze and contextualize data, identify relationships and patterns, generate insights, establish attributes and valuation signals, and support automated decision-making across the platform.
The Company’s proprietary technologies include AI-driven agents and patented technologies designed to enable data ownership, observability, valuation and monetization. These technologies are intended to work together rather than operate as independent products, creating an integrated ecosystem through which enterprises, institutions and other asset owners can identify previously underutilized data, establish its value and ownership, protect it, create digital representations of the underlying rights or assets, and access mechanisms for commercialization. Datavault has two synergistic platforms-Data Sciences and Acoustic Sciences.
Our Data Sciences division is focused on the delivery of cyber-secure AIP, privacy-protected data management and monetization technologies, which include artificial intelligence-driven agents branded as Data Vault®, DataValue®, DataScore®, and Data Vault Bank®. The Company’s cybersecurity capabilities are intended to provide security across this architecture, protecting data and digital assets as they move through the lifecycle from ingestion and inference through valuation, tokenization and exchange. The Company’s exchange technologies are designed to provide the commercialization layer of the platform. These technologies are intended to connect asset and data owners with markets through which digitally represented assets, rights and data may ultimately be transacted, licensed or otherwise monetized.
Datavault also operates an Acoustic Sciences platform that combines the Company’s patented audio and data-over-sound technologies with its events and experiential media business. The Acoustic Sciences platform includes WiSA®, ADIO® and related technologies designed for wireless audio transmission, spatial and immersive audio experiences, data-over-sound applications and digital engagement. The division also includes the Company’s live event capabilities, including CompuSystems, Inc. (“CSI”), operating under the Event Citadel brand, and API Media Innovations Inc. (“API Media”). Event Citadel provides event registration, lead retrieval, data analytics and related services for trade shows, conferences and other live events, while API Media provides media infrastructure, on-site media capture, data collection and digital engagement services for sporting events, entertainment venues and other large-scale experiential activations. The Company believes its events business provides both an established commercial revenue base and a real-world environment in which Datavault technologies can be deployed. By integrating event registration, audience engagement, media infrastructure and experiential data with technologies such as ADIO®, the Company believes it can capture and authenticate interactions occurring at physical events and venues and connect those interactions to its broader Data Sciences platform. This integration is designed to transform event-generated data into potentially monetizable digital assets while creating additional opportunities for audience engagement, credentialing, data analytics and tokenization.
Together, these capabilities form an integrated artificial intelligence platform designed to connect data, intelligence, value and markets. The Company is building infrastructure intended to support the complete lifecycle of digital assets, with its AI inference layer providing the underlying intelligence that connects the Company’s data, valuation, security, tokenization and monetization technologies.
Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025
Revenue
Revenue for the three months ended June 30, 2026 was $6.7 million, an increase of $5.0 million or 287% compared to the revenue for the three months ended June 30, 2025 of $1.7 million. The increase was primarily a result of the acquisition of CSI and API Media along with an increase in patent license revenue. The CSI acquisition generated approximately $1.8 million in revenue and the API Media acquisition generated approximately $1.0 million in revenue for the three months ended June 30, 2026.
Revenue for the six months ended June 30, 2026 was $10.1 million, an increase of $7.7 million or 329% compared to the revenue for the six months ended June 30, 2025 of $2.4 million. The increase was primarily a result of the acquisition of CSI and API Media along with an increase in patent license revenue. The CSI acquisition generated approximately $4.1 million in revenue and the API Media acquisition generated approximately $1.2 million in revenue for the six months ended June 30, 2026.
Gross Profit and Operating Expenses
Gross Profit
Gross profit for three months ended June 30, 2026 was $2.9 million compared to a gross profit of $35,000 for the three months ended June 30, 2025. The gross profit as a percent of sales was 43% for the three months ended June 30, 2026, compared to the gross profit of 2% for the three months ended June 30, 2025. The increase in gross profit is due to the inclusion of higher-margin revenue as a result of the acquisition of API Media, an increase in higher margin audio product sales, and an increase in high-margin patent license sales.

Gross profit for the six months ended June 30, 2026 was $3.0 million compared to a gross profit of $0.1 million for the six months ended June 30, 2025. The gross profit as a percent of sales was 30% for the six months ended June 30, 2026, compared to the gross profit of 4% for the six months ended June 30, 2025. The increase in gross profit is due to the inclusion of higher-margin revenue as a result of the acquisition of API Media, an increase in higher margin audio product sales, and an increase in high-margin patent license sales.
Research and Development
Research and development expenses for the three months ended June 30, 2026 were $7.2 million, an increase of $3.0 million, compared to the research and development expenses for the three months ended June 30, 2025 of $4.2 million. The increase in research and development expenses is primarily driven by IBM Watsonx AI and SanQtum AI subscription licenses of $3.1 million and higher legal expenses of $0.2 million.
Research and development expenses for the six months ended June 30, 2026 were $13.0 million, an increase of $6.4 million, compared to the research and development expenses for the six months ended June 30, 2025 of $6.6 million. The increase in research and development expenses is primarily driven by IBM Watsonx AI and SanQtum AI subscription licenses of $6.2 million and higher legal expenses of $0.5 million.
Sales and Marketing
Sales and marketing expenses for the three months ended June 30, 2026 were $7.2 million, an increase of $5.5 million compared to the sales and marketing expenses for the three months ended June 30, 2025 of $1.7 million. The increase in sales and marketing expenses is primarily related to an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $2.1 million, an increase in advertising and sponsorship projects of $2.4 million and legal and consulting expenses of $0.3 million.
Sales and marketing expenses for the six months ended June 30, 2026 were $13.8 million, an increase of $10.6 million compared to the sales and marketing expenses for the six months ended June 30, 2025 of $3.2 million. The increase in sales and marketing expenses is primarily related to an increase in headcount resulting in increased salaries and wages, benefits and stock-based compensation of $3.6 million, an increase in advertising and sponsorship projects of $4.9 million and legal and consulting expenses of $0.8 million.
General and Administrative
General and administrative expenses for the three months ended June 30, 2026 were $14.9 million, an increase of $8.4 million compared to general and administrative expenses for the three months ended June 30, 2025 of $6.5 million. The increase in general and administrative expenses is primarily driven by higher headcount, resulting in additional salaries, wages, commissions, benefits, and stock-based compensation of $3.3 million; legal and consulting expenses of $2.1 million; higher amortization of intangibles assets of $0.7 million related to the CSI acquisition closed on May 20, 2025, the IP acquisitions from Turner Global Media LLC and Web Access LLC closed in July 2025, the IP acquisition closed on January 04, 2026 the API acquisition closed on January 22, 2026, and the Saleri acquisition closed in Q2 2026. The increase also reflects higher acquisition-related expenses of $0.8 million and lease expense of $0.5 million.
General and administrative expenses for the six months ended June 30, 2026 were $33.6 million, an increase of $21.4 million compared to general and administrative expenses for the six months ended June 30, 2025 of $12.2 million. The increase in general and administrative expenses is primarily driven by higher headcount, resulting in additional salaries, wages, commissions, benefits, and stock-based compensation of $7.8 million; legal and consulting expenses of $6.8 million; higher amortization of intangibles assets of $1.5 million related to the CSI acquisition closed on May 20, 2025, the IP acquisitions from Turner Global Media LLC and Web Access LLC closed in July 2025, the IP acquisition closed on January 04, 2026 the API acquisition closed on January 22, 2026, and the Saleri acquisition closed in Q2 2026. The increase also reflects higher acquisition-related expenses, investor relations costs, and lease expense of $1.5 million, $0.6 million and, $0.9 million, respectively.
Interest Expense, net
Interest expense, net for the three months ended June 30, 2026 was $1.0 million, a decrease of $16.2 million compared to the interest expense, net for the three months ended June 30, 2025 of $17.2 million. Interest expense decreased due to an increase in short-term borrowings.

Interest expense, net for the six months ended June 30, 2026 was $2.1 million, a decrease of $15.2 million compared to the interest expense, net for the six months ended June 30, 2025 of $17.3 million. Interest expense decreased due to an overall decrease in borrowings.
Debt Extinguishment
Debt extinguishment expense for the six months ended June 30, 2026 was $1.7 million, representing the difference between the settlement amount due and the carrying value of the First Convertible Note on the settlement date.
Crypto Assets
Loss on crypto assets was $8.1 million for the three months ended June 30, 2026, compared to no loss for the three months ended June 30, 2025. For the six months ended June 30, 2026, loss on crypto assets was $25.1 million, compared to no loss for the six months ended June 30, 2025. The losses during the 2026 periods were primarily attributable to decreases in the fair value of the Company’s crypto asset holdings resulting from fluctuations in market prices. The Company did not hold crypto assets during the comparable 2025 periods.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability for the three months ended June 30, 2026 was $3.9 million compared to $2,000 of income for the three months ended June 30, 2025.
Change in fair value of warrant liability for the six months ended June 30, 2026 was $3.9 million compared to $19,000 of income for the six months ended June 30, 2025.
Impairment of Investments in Non-Marketable Securities
Impairment of investment in marketable security for the three months ended June 30, 2026 was $56.4 million compared to none for the three months ended June 30, 2025. This impairment increase was primarily due to the decline in value of our investment in Vivasor, Inc.
Impairment of investment in marketable security for the six months ended June 30, 2026 was $58.9 million compared to none for the six months ended June 30, 2025. This impairment increase was primarily due to the decline in value of our investment in Vivasor, Inc.
Other Income and Expense, net
Other income, net for the three months ended June 30, 2026 was $31,000 income compared to $3,000 expense for the three months ended June 30, 2025.
Other income, net for the six months ended June 30, 2026 was $186,000 income compared to $32,000 expense for the six months ended June 30, 2025.
Liquidity and Capital Resources
Cash and cash equivalents as of June 30, 2026 were $1.4 million compared to $2.0 million, as of December 31, 2025.
We recorded a net loss of $88.0 million and $141.2 million for the three and six months ended June 30, 2026, respectively and used net cash in operating activities of $80.0 million for the six months ended June 30, 2026 compared to $12.8 million for the six months ended June 30, 2025. Excluding non-cash adjustments, the primary reasons for the increase in the use of net cash from operating activities during the six months ended June 30, 2026, was related to an increase in the net loss.
Cash used in investing activities for the six months ended June 30, 2026 and June 30, 2025 totaled approximately $17.1 million and $6.6 million, respectively. The increase was due to the acquisition of API on January 22, 2026.
Cash provided by financing activities for the six months ended June 30, 2026 and June 30, 2025 totaled approximately $96.5 million and $16.7 million, respectively. The increase of $79.8 million of cash provided by financing activities is primarily attributable to an increase of $32.4 million provided by proceeds from equity offerings at-the-market, and $55.7 million registered direct equity offering, offset by an increase of debt payments of $10.6 million.
In addition to our ongoing operating requirements, we have significant contractual and other commitments that may require substantial cash resources over the next twelve months. These obligations include approximately $20.0 million of remaining transaction fee commitments related to the Helmex transaction, remaining purchase commitments under our agreements with IBM, potential earnout payments to EOS, and weekly payment obligations under our May 5, 2026 short-term loan. In addition, in August 2026, we entered into a definitive agreement to acquire CyberCatch Holdings, Inc. in an all-cash transaction. Based on approximately 26.8 million CyberCatch common shares outstanding and consideration of $3.22 per share, approximately $86.2 million of cash consideration would be payable to holders of CyberCatch common shares, in addition to amounts that may be payable in respect of outstanding options and warrants, subject to the terms of the arrangement agreement. The CyberCatch acquisition remains subject to shareholder, court, regulatory and other customary closing conditions. We expect to fund our operating requirements and these commitments through existing cash and cash equivalents and other available resources, together with additional capital raised through equity and/or debt financings. Our ability to satisfy these obligations and continue to fund operations will depend, in part, on our ability to obtain additional financing on acceptable terms.
We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock, the issuance of debt instruments, and the sale of Bitcoin. As of August 15, 2026, we utilized our ATM offering to sell common stock for net proceeds of $32.4 million. In addition, on May 5, 2026, we raised net proceeds of $55.8 million through a registered direct offering. We intend to utilize our existing cash and cash equivalents, Bitcoin, and other available resources to fund our operations; however, these resources are not expected to be sufficient to fund our operations and other cash requirements for the next 12 months. Accordingly, we will need to raise additional capital through the issuance of equity securities and/or debt instruments to fund our operations and satisfy our anticipated cash requirements.

Off-Balance Sheet Arrangements
On July 17, 2026, we entered into a guarantee in connection with a bridge loan facility provided to NYIAX, Inc. Under the guarantee, we may be required to satisfy NYIAX's obligations under the bridge loan facility in the event NYIAX fails to perform its repayment obligations, subject to a maximum guaranteed amount of approximately $0.8 million. Accordingly, the guarantee represents a contingent obligation of the Company. As of the date of this Quarterly Report, no amounts have been paid by the Company pursuant to the guarantee.
Other than the NYIAX guarantee described above, we do not have any material off-balance sheet arrangements.
Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We consider an accounting policy or estimate to be critical when it requires significant judgment or estimation and when changes in the underlying assumptions or estimates could have a material effect on our consolidated financial statements.
Business Combinations
We account for acquisitions that meet the definition of a business using the acquisition method of accounting. The application of acquisition accounting requires significant judgment in determining the fair value of consideration transferred and the identifiable assets acquired and liabilities assumed. The determination of fair value may involve the use of significant estimates and assumptions, including projected revenues and cash flows, expected growth rates, customer attrition rates, royalty rates, discount rates and the estimated useful lives of acquired intangible assets. The excess of the purchase consideration over the fair value of identifiable net assets acquired is recorded as goodwill. Changes in the assumptions and estimates used in determining the fair values of acquired assets and liabilities could materially affect the amounts recognized in connection with a business combination and subsequent periods.

Goodwill and Intangible Assets
Our intangible assets primarily consist of acquired technology, patents and patent rights, customer relationships, trademarks and other acquired intellectual property. Intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Determining the useful lives and recoverability of intangible assets requires management to make judgments regarding the expected period over which the assets will generate economic benefits and estimates of future cash flows attributable to those assets.
Goodwill is not amortized but is evaluated for impairment at least annually and whenever events or circumstances indicate that its carrying value may not be recoverable. Our impairment assessments require management to make significant estimates and assumptions regarding future operating performance, revenue growth, cash flows, discount rates and other market and economic factors. Changes in these assumptions or deterioration in expected operating results could result in the recognition of an impairment charge.
Revenue Recognition – Percentage of Completion
For certain arrangements for which revenue is recognized over time, we measure progress toward satisfaction of the performance obligation using an input method based on costs incurred relative to total estimated costs required to complete the performance obligation. Revenue recognized under this method is dependent upon estimates of total expected contract costs and the extent of progress toward completion.
The estimation of total contract costs requires significant management judgment and is affected by a variety of factors, including the nature and complexity of the work to be performed, labor and other resource requirements, project timelines, changes in scope and other contractual or operational factors. We review our estimates of contract performance and total expected costs on an ongoing basis and recognize changes in estimates in the period in which they become known. Accordingly, revisions to estimated costs to complete or the estimated measure of progress could result in increases or decreases to revenue and earnings recognized in a particular period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 9, “Commitments and Contingencies”, to our accompanying condensed consolidated financial statements under the caption “Contingencies” included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
In addition to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, the following risk factors reflect material developments during the quarter ended June 30, 2026 and through the date of this filing that have changed the nature or magnitude of certain previously disclosed risks or that present new material risks to an investment in our securities. These risk factors should be read in conjunction with, and supplement, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect the Company’s business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
We have a history of operating losses and may not be profitable in the future.
We have incurred net losses since inception and had an accumulated deficit of approximately $377.4 million as of December 31, 2025. For the six months ended June 30, 2026, we incurred a net loss of $145.0 million and used $80.0 million of cash in operating activities. As of June 30, 2026, we had $1.4 million in cash and cash equivalents, compared to $2.0 million at December 31, 2025.
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
On May 5, 2026, we entered into a short-term loan agreement in the amount of $2.0 million with an effective interest rate of approximately 183.5% per annum. The loan is guaranteed by both our Chief Executive Officer and our Chief Financial Officer in their personal capacities. The terms of this borrowing, including the extremely high effective interest rate and the requirement of personal officer guarantees, reflect our limited ability to access conventional credit markets and capital on commercially reasonable terms. Our reliance on such high-cost, short-term borrowings may accelerate cash depletion, reduce funds available for operations, and signal financial distress to investors, business partners and potential counterparties. In addition, the personal guarantees by our Chief Executive Officer and Chief Financial Officer create potential conflicts of interest, as these officers may have personal financial incentives related to the Company’s ability to service or repay this debt that differ from or compete with the interests of our stockholders. While we believe the loan was entered into on the best terms available to the Company at the time, there can be no assurance that the existence of such guarantees will not influence management decision-making in ways that are not aligned with stockholder interests.

We may continue to need to rely on similar high-cost financing arrangements in the future if our cash resources are insufficient to fund operations and we are unable to access the capital markets on more favorable terms. Any future borrowings on similar or more onerous terms would further increase our cost of capital and reduce the resources available for our business.
We are subject to a securities class action lawsuit that could result in substantial costs and divert management’s attention from our business.
On August 5, 2026, a class action lawsuit was filed against the Company and certain of its current officers in the Eastern District of Pennsylvania, by plaintiff Carla Aramouni seeking to represent a class of all persons who purchased the Company’s securities between September 4, 2024 and October 30, 2025, alleging violations of Sections 10(b) and 20(a) of the Exchange Act. The matter is styled Aramouni v. Datavault AI Inc., et al., Case No. 2:26-cv-05548-JS (E.D. Pa Aug. 5, 2026). The complaint alleges that the Company made false and/or misleading statements and/or failed to disclose material information about the Company’s business, customer contracts, operations, and commercialization prospects in its public statements and SEC filings. The plaintiff seeks unspecified monetary damages on behalf of a purported class of stockholders plus attorneys’ fees and costs. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend against them. The matter is in its early stages, and the Company is unable to predict the outcome of the litigation or to reasonably estimate the range of possible loss, if any, that may result from the matter. However, securities class action litigation is often expensive and time-consuming, regardless of the outcome. We may be required to expend significant resources to defend ourselves, which could divert management’s attention from our business operations. Any adverse determination could result in substantial monetary damages that are not covered, or not fully covered, by our directors’ and officers’ liability insurance. In addition, the pendency of the litigation may adversely affect the market price of our common stock and our ability to raise capital.
Additionally, similar lawsuits could be filed against us and our officers and directors, which would increase costs and management distraction. The outcome of this litigation is inherently uncertain, and we are unable to predict the outcome or reasonably estimate the range of possible losses, if any, that may result from this matter.
We have committed to pay $25.0 million in non-refundable transaction fees in connection with a proposed financing that may not be consummated, and amounts paid to date are subject to significant risk of total loss.
On May 30, 2026, we entered into a term sheet with Helmex Global LLP and certain affiliated parties in connection with a proposed financing transaction for an aggregate investment of up to $2.0 billion. In connection with the proposed initial tranche, we agreed to fund $25.0 million of administrative, operational, and structuring costs associated with establishing the investment fund and facilitating the proposed financing. As of June 30, 2026, we had paid $5.0 million toward this commitment.
The proposed financing remains subject to significant conditions, including: (i) completion of due diligence satisfactory to both parties; (ii) negotiation and execution of definitive agreements; (iii) receipt of required regulatory and stockholder approvals, including antitrust clearance and any required clearance from the Committee on Foreign Investment in the United States (CFIUS); (iv) completion and acceptance of an independent valuation of the preferred units; and (v) our determination that we will be able to monetize the preferred units received in the transaction. There can be no assurance that these conditions will be satisfied or that the proposed financing will be completed on the contemplated terms or at all.
All amounts paid toward the transaction fee are non-refundable regardless of whether the proposed financing is consummated. Accordingly, if the proposed financing is not completed, we will lose the entirety of any amounts paid toward the $25.0 million fee, which would have a material adverse effect on our already limited cash resources and financial condition. The commitment to pay additional amounts under the fee obligation may further strain our liquidity at a time when our cash resources are severely limited.
We have entered into several term sheets and a letter of intent relating to proposed strategic transactions, but we may not execute definitive agreements with respect to one or more of such transactions, and any such transaction may not be completed on the terms contemplated by such term sheets or at all.
Since March 31, 2026, we have entered into several term sheets relating to proposed strategic transactions, including (i) a binding term sheet with Scilex Holding Company (“Scilex”), a significant stockholder of the Company and a related party, dated April 26, 2026, regarding a proposed $120.0 million cash contribution by Scilex to us and a revenue participation arrangement pursuant to which Scilex would be entitled to a specified percentage of the gross revenues we recognize attributable exclusively to our Quantum-Edge Network, (ii) a binding term sheet with Scilex, dated June 24, 2026, regarding our proposed sale to Scilex of 837 Bitcoin for an aggregate purchase price of $50.0 million, payable to us in multiple tranches through December 31, 2028, and (iii) a term sheet with Helmex, dated May 30, 2026, regarding a proposed financing transaction for an aggregate investment in the Company of up to $2.0 billion through four successive tranches of $500.0 million each (the term sheets referenced in the preceding clauses (i) through (iii), collectively, the “Term Sheets” and the transactions contemplated thereby, the “Proposed Transactions”). See Note 8, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Helmex term sheet, and the risk factor above for a description of the non-refundable transaction fee we have committed to pay in connection with the proposed Helmex financing.
The Term Sheets contemplate the execution of definitive agreements with respect to the applicable transactions, which are expected to include customary representations, warranties, covenants, indemnification provisions and closing conditions for transactions of their type. The Proposed Transactions remain subject to further negotiation, the completion of due diligence, receipt of required regulatory, corporate and, in certain cases, stockholder approvals, market conditions and other customary conditions outside our control. As of the date of this Quarterly Report on Form 10-Q, no definitive agreement for any of the Proposed Transactions has been entered into, and there can be no assurance that definitive agreements for such transactions will be executed or that the Proposed Transactions will be consummated on the terms set forth in the applicable Term Sheet or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 22, 2026, we issued to AP Cyber LLC (“AP Cyber”), a Delaware limited liability company, a warrant to purchase up to 24,000,000 shares of our common stock at an initial exercise price of $0.40 per share, subject to adjustment (the “AP Cyber Warrant”). The AP Cyber Warrant was issued as partial consideration for services to be provided by AP Cyber under a mutual services agreement between the Company and AP Cyber, dated July 16, 2026 (the “Mutual Services Agreement”). The AP Cyber Warrant has a term of ten years and expires on July 22, 2036. The AP Cyber Warrant becomes exercisable in tranches upon the achievement of specified revenue milestones relating to sales of a digital asset product under the Mutual Services Agreement. The AP Cyber Warrant and the shares of our common stock issuable upon exercise thereof have not been registered under the Securities Act. The issuance of the AP Cyber Warrant was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. AP Cyber represented to the Company that it is an accredited investor within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act and that it is acquiring the warrant for investment purposes and not with a view to distribution.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2026).

4.2*	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2026).
4.3*	Warrant to Purchase Common Stock of Datavault AI Inc., dated July 22, 2026, issued to AP Cyber LLC.
10.1*	Master Purchase Order Agreement between Datavault AI Inc. and AP Global Holdings LLC (Available Infrastructure), dated January 4, 2026.
10.2*	Binding Term Sheet, dated April 26, 2026, between Datavault AI Inc. and Scilex Holding Company.
10.3*	Binding Letter of Intent, dated April 29, 2026, between Datavault AI Inc. and CyberCatch Holdings, Inc.
10.4
Form of Securities Purchase Agreement, dated May 3, 2026, among Datavault AI Inc. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026).

10.5*	Term Sheet, dated May 30, 2026, between Datavault AI Inc. and Helmex Global LLP.
10.6*	Binding Term Sheet, dated June 24, 2026, between Datavault AI Inc. and Scilex Holding Company.
10.7
Guarantee and Bridge Loan Agreement, dated July 17, 2026, among Datavault AI Inc., Abri Capital Ltd. and NYIAX, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2026).

10.8
Letter Agreement, dated July 29, 2026, by and between Datavault AI Inc. and EOS Technology Holdings Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2026).

10.9	Arrangement Agreement, dated as of August 17, 2026, by and among Datavault AI Inc., CyberCatch Holdings, Inc. and 1602628 B.C. Ltd.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	Interactive Data Files (embedded within the Inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Datavault AI Inc.

Date: August 19, 2026	By:	/s/ Nathaniel Bradley
Name: Nathaniel Bradley
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Brett Moyer
Name: Brett Moyer
Title: Chief Financial Officer
(Principal Financial Officer)